Form 10-K
period 1993-12-31
GREEN TREE FINANCIAL CORP
filed 1994-03-28
CIK 890175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ------------------------
                                   FORM 10-K
            (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
           (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO
                        COMMISSION FILE NUMBER: 0-11652

                        GREEN TREE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Minnesota                                        41-1263905
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

           1100 Landmark Towers
345 St. Peter Street, Saint Paul, Minnesota                 55102-1639
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (612) 293-3400

                           -------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

(TITLE OF EACH CLASS)                                (NAME OF EACH EXCHANGE
- ---------------------                                ----------------------
                                                     ON WHICH REGISTERED)
                                                     --------------------

Common Stock, $.01 par value                          New York Stock Exchange,
                                                       Pacific Stock Exchange
Preferred Share Purchase Rights                       New York Stock Exchange,
                                                       Pacific Stock Exchange
8 1/4% Senior Subordinated Debentures due
              June 1, 1995                            New York Stock Exchange
10 1/4% Senior Subordinated Notes due June 1, 2002    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ____X____    No ________

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X)

     As of February 28, 1994, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $1,487,568,000.

     As of February 28, 1994, the shares outstanding of the issuer's class of common stock were as follows:

                   Common Stock                  33,671,661
                           -------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                            Part of 10-K
            Document                                     Where Incorporated
            --------                                     ------------------
Proxy Statement for the 1994 Annual Meeting of Shareholders      III

                                     PART I
                                     ------

     ITEM 1.  BUSINESS.
     ------------------

     General
     -------

     Green Tree Financial Corporation ("Green Tree" or "the Company") originates conditional sales contracts for manufactured homes, home improvements and special products. The Company's insurance agencies also market physical damage and term life insurance relating to the customers' contracts it services, and acts as servicer on manufactured housing contracts originated by other lenders. Through its principal offices in Saint Paul, Minnesota and 43 regional service centers throughout the United States, Green Tree serves all 50 states.

     The Company finances both new and previously owned manufactured homes, and originates conventional contracts as well as contracts insured by the Department of Housing and Urban Development's Federal Housing Administration ("FHA") and contracts partially guaranteed by the Department of Veterans' Affairs ("VA"). The Company's home improvement loans are financed either on a conventional basis or insured through the FHA Title I program. In April 1993, the Company was approved as a seller and servicer of mortgages for the Federal National Mortgage Association ("FNMA"). The Company believes this new program may improve its flexibility in serving the home improvement lending market.

     The Company's special products contracts have historically consisted primarily of conventional contracts originated through established motorcycle dealers. In early 1993, the Company began to expand the types of special products it finances to include snowmobiles, personal watercraft, all-terrain vehicles, and trailers for recreational activities, such as horse, boat and snowmobile trailers. While the Company believes its special products will augment its overall growth, it currently does not expect special products to represent a substantial component of the Company's overall business in the foreseeable future.

     Green Tree pools and securitizes the contracts it originates, retaining the servicing on the contracts, and issues and sells asset-backed securities through public offerings and private placements. Substantially all FHA and VA manufactured housing contracts are converted into pass-through certificates ("GNMA certificates") guaranteed by the Government National Mortgage Association ("GNMA"), a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. The GNMA certificates, which are secured by the FHA and VA contracts, are then sold in the secondary market. Conventional contracts are pooled and such pools are structured into asset-backed securities which are sold in the public securities markets. The Company also pools FHA-insured and conventional home improvement contracts for sale in the secondary market. In servicing contracts, the Company collects payments from the borrower and remits principal and interest payments to the holder of the contract or investor certificate secured by the contracts.

     The Company was incorporated as Green Tree Acceptance, Inc. under the laws of the State of Minnesota in 1975. In 1992, the Company changed its name to Green Tree Financial Corporation. The Company's principal executive offices are located at 1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639, and its telephone number is (612) 293-3400. Unless the context otherwise requires, "Green Tree" or "the Company" means Green Tree Financial Corporation and its subsidiaries.

     Purchase and Origination of Contracts
     -------------------------------------

     Conditional sales contracts are the typical means of financing the purchase of manufactured homes ("MH") and special products ("SP"), and can also be used to finance home improvements ("HI") to existing single-family homes. A "contract" or "conditional sales contract" refers to an agreement evidencing a monetary obligation and providing security for the obligation. MH contracts grant the owner of the contract a security interest in the related manufactured home (and any other personal property described therein), and SP contracts grant a security interest in the related special product. For HI contracts, a mortgage or deed of trust on the single-family home to which the improvements relate serves as security for the payment obligation under the contract (except for unsecured contracts which may be offered on loans of $10,000 or less).

     All contracts that the Company originates directly or indirectly are written on forms provided by the Company and are originated on an individually approved basis in accordance with Company underwriting guidelines.

     Manufactured Housing
     --------------------

     "Manufactured housing" or "manufactured home" is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Since most manufactured homes are never moved once the home has reached the homesite, the wheels and axles are removable and have not been designed for continuous use. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles ("RV's") (which are either self-propelled vehicles or units towed by passenger vehicles).

     Conditional sales contracts for manufactured home purchases may be financed on a conventional basis, insured by the FHA or partially guaranteed by the VA. With respect to manufactured housing, the relative volume of conventional, FHA and VA contracts originated by the Company depends on customer and dealer preferences as well as prevailing market conditions. Over the last five years, the percentage of FHA and VA contracts in the Company's manufactured home contract portfolio has ranged from 29% to 39%, and at December 31, 1993, such contracts constituted 29% of the Company's portfolio, of which approximately 94% were FHA contracts. Conventional and VA contracts are generally subject to minimum down payments of approximately 5% of the amount financed, while FHA contracts may require a minimum of 10% for down payment. Manufactured housing contract terms may be for 7 to 25 years.

     Through its regional service centers, the Company originates MH contracts through dealers located throughout the United States. The Company's regional personnel contact dealers located in their region and explain the Company's available financing plans, terms, prevailing rates, and credit and financing policies. If the dealer wishes to utilize the Company's available customer financing, the dealer must make an application for dealer approval. Upon satisfactory results of the Company's investigation of the dealer's creditworthiness and general business reputation, the Company and the dealer execute a dealer agreement. The Company also originates manufactured housing loan agreements directly with customers following the same general procedures for approval as it does with originations through dealers. For the year ended December 31, 1993, the Company's manufactured housing contract originations consisted of 87% originated through dealers, and 13% directly originated by the Company.

     The dealer or customer submits the customer's credit application and purchase order to one of the Company's service centers where the Company's personnel conduct an analysis of the creditworthiness of the proposed buyer. The analysis includes a review of the applicant's paying habits, length and likelihood of continued employment, and certain other factors. If the application meets the Company's guidelines and credit is approved, the Company agrees to fund the contract.

     For manufactured housing contracts, the Company uses a proprietary automated credit scoring system which was initially implemented in 1987 and subsequently refined and statistically re-validated. It is a statistically based scoring system which quantifies responses using variables obtained from customers' credit applications. As of December
     31, 1993, this credit scoring system has been used in making credit determinations on approximately 1,140,000 applications. The Company believes the use of this proprietary credit scoring system has contributed to the reduction in the number of repossessions incurred as a percentage of the Company's servicing portfolio.

     In 1993, the manufactured housing market's shipments rose to approximately 254,000 units, a 21% increase over 1992. The Company has benefitted from the increase in the market's shipments and has increased its market share of contracts for new manufactured homes without compromising its credit standards. Competition to finance manufactured home purchases continues to be strong, and there can be no assurance that such competition will not intensify in the future. Significant decreases in consumer demand for manufactured housing, or significant increases in competition, could have an adverse effect on the Company's financial position and results of operations.

     Home Improvement and Special Products

     Through its centralized operations in Saint Paul, Minnesota, the Company arranges to originate contracts through home improvement contractors and special products dealers. The Company's available financing plans, terms, prevailing rates, and credit and financing policies are explained to the contractors and dealers. If they wish to utilize the Company's available customer financing, the contractor/dealer ("dealer") must make an application for approval. Upon satisfactory results of the Company's investigation of the dealer's creditworthiness and general business reputation, the Company and the dealer execute a dealer agreement. The Company occasionally originates home improvement loans directly.

     The growth in the Company's home improvement originations during the year ended December 31, 1993 is attributable primarily to the centralization of its home improvement business, the addition of business development managers throughout the United States and the implementation of a conventional home improvement lending program in September 1992. Prior to September 1992, the Company only financed home improvement contracts insured through the FHA Title I program. This focused organizational structure has enabled the Company to provide quality financial services to its expanding base of customers.

     The Company's home improvement contracts are generally secured by first, second or, to a lesser extent, third mortgages on single-family homes. For the year ended December 31, 1993, over 99% of the Company's home improvement contracts were originated through contractors.

     In April 1993, the Company was approved as a seller and servicer of secondary mortgages for FNMA. The Company believes this program may improve the Company's flexibility in serving the home improvement lending market, and expects to begin utilizing this program in 1994.

     The contractor, dealer or customer submits the customer's credit application and purchase order to the Company's home improvement office where personnel conduct an analysis of the creditworthiness of the proposed buyer. The analysis includes factors similar to that of a MH application. In the case of home improvement financing, the Company agrees to fund the contract if the application meets the Company's underwriting guidelines for credit approval (and applicable FHA regulations if FHA insured) and if stipulated funding guidelines are met. As to special products, the Company agrees to fund the contract once credit is approved and the customer accepts delivery of the unit.

     For home improvement contracts, the Company has developed a credit scoring system which was initially implemented in June 1993. This scoring system is similar to the system the Company uses in MH financing.

     The volume of contracts originated by the Company during the past five years and certain other information for each of those years, are indicated below:

                                                   Year ended December 31,
                             -------------------------------------------------------------------
                                  1993        1992(a)        1991(b)       1990         1989
                             ------------- -------------  -------------  ---------  ------------
   COST OF CONTRACTS
   (IN THOUSANDS):
   MH-Conventional             $2,196,655   $  942,874     $  432,060     $459,466      $446,728
   MH-FHA/VA                      252,466      265,992        507,879      426,689       324,137
   HI                             169,443       75,287        112,135       78,272        12,413
   SP(c)                           47,442       34,911         22,340       19,575        19,827
                               ----------   ----------     ----------     --------     ---------
    Total                      $2,666,006   $1,319,064     $1,074,414     $984,002      $803,105
                               ==========   ==========     ==========     ========     =========
   NUMBER OF CONTRACTS:
   MH-Conventional                 87,327       43,162         23,126       24,694        23,895
   MH-FHA/VA                        9,607       10,322         20,716       17,702        13,756
   HI                              16,926        8,384         12,975        9,286         1,499
   SP(c)                            6,161        4,235          2,924        2,675         2,465
                               ----------   ----------     ----------     --------     ---------
    Total                         120,021       66,103         59,741       54,357        41,615
                               ==========   ==========     ==========     ========     =========

   AVERAGE SIZE OF CONTRACTS:
   MH-Conventional             $   25,154   $   21,845     $   18,683     $ 18,606     $  18,695
   MH-FHA/VA                       26,279       25,769         24,516       24,104        23,563
   HI                              10,011        8,980          8,642        8,429         8,281
   SP(c)                            7,700        8,243          7,640        7,318         8,043
                               ----------   ----------     ----------     --------     ---------
    Average size               $   22,213    $  19,955     $   17,985     $ 18,103     $  19,298
                               ==========   ==========     ==========     ========     =========

   WEIGHTED AVERAGE INTEREST RATES:
   MH-Conventional                   10.2%        11.7%          13.5%        14.2%         14.1%
   MH-FHA/VA                          9.7         10.7           12.1         12.9          12.8
   HI                                12.6         13.9           15.3         15.5          15.5
   SP(c)                             13.2         14.7           16.3         16.3          15.6
                                ----------  -----------     ----------      -------     ---------
    Weighted average                 10.3%        11.7%          13.1%        13.8%         13.6%
    interest rate               ==========  ===========     ==========      =======     =========

   WEIGHTED AVERAGE ORIGINAL
   TERMS (IN MONTHS):
   MH-Conventional                    205          197            180          181           180
   MH-FHA/VA                          201          204            202          206           199
   HI                                 143          132            129          129           134
   SP(c)                               55           56             56           56            69
                                ---------     --------        -------      -------      --------
    Weighted average
    original term                     198          191            183          185           184
                                ==========   ==========     ==========     ========     =========

_____________________

     (a) Does not include $545,842,000 of conventional contracts purchased from the Resolution Trust Corporation ("RTC").

     (b) Does not include $66,980,000 of conventional contracts purchased from other originators.

     (c)  Consists mainly of motorcycle contracts for all years except
          1993, which includes other special products, and 1989 which includes RV's.



     The Company believes that, in addition to an individual analysis of each contract, it is important to achieve a geographic dispersion of contracts in order to reduce the impact of regional economic conditions on the overall performance of the Company's portfolio. Accordingly, the Company seeks to maintain a portfolio of contracts dispersed throughout the United States. At December 31, 1993, no state accounted for more than 10% of all contracts serviced by the Company.

     In 1993, the Company originated manufactured housing contracts through over 3,000 active dealers, with no single MH dealer accounting for more than one percent of the total number of MH contracts originated by the Company. Likewise, in its home improvement business, the Company originated contracts through approximately 1,400 active contractors, and in its special products business, the Company originated contracts through approximately 600 active dealers. No single contractor or dealer accounted for more than three percent of the total number of HI or SP contracts originated by the Company.

     Pooling, Disposition and Related Sales Structures of Contracts
     --------------------------------------------------------------

     The Company pools contracts for sale to investors, generally on a quarterly or more frequent basis. It is the Company's policy to sell substantially all of the contracts it originates or purchases. Conventional manufactured housing contracts are generally sold through asset-backed securities. FHA-insured and VA-guaranteed manufactured housing contracts are converted into GNMA certificates. The GNMA certificates, which are secured by the FHA and VA contracts, are then sold in the secondary market. The GNMA certificates provide for payment by the Company to registered holders of the certificates of monthly principal and interest, as well as the "pass-through" of any principal prepayments on the contracts. The Company also pools FHA-insured and conventional home improvement contracts for sale in the secondary market. Special products loans have also been pooled and sold to investors, although the Company chose to inventory its 1993 special products production. In 1994, the Company also securitized a significant portion of its excess servicing rights receivable in the form of net interest margin certificates.

     Principal and interest payments made by borrowers on the manufactured housing contracts securing each GNMA certificate are the source of funds for payments due on the GNMA certificates. The Company is required to advance its own funds in order to make timely payment of all amounts due on the GNMA certificates if, due to defaults or delinquencies on contracts, the payments received by the Company on the contracts securing such certificates are less than the amounts due on the certificates. If the Company was unable to make payments on the GNMA certificates as they became due, it would promptly notify GNMA and request GNMA to make such payments and, upon such notification and request, GNMA would make such payments directly to the registered holders of the certificates and would seek reimbursement from the Company, FHA or the VA as appropriate. The GNMA certificates are secured by manufactured housing contracts which are either FHA-insured or VA-guaranteed. For FHA manufactured housing contracts, the maximum amount of insurance benefits paid by FHA is equal to approximately 90% of the net unpaid principal and uncollected interest earned to the date of default on the contract, subject to certain adjustments, less the greater of the actual net sales price or FHA appraisal of the home. The amounts reimbursable by FHA are further limited to an aggregate amount representing reserves FHA has established. These reserves, which approximated $134.4 million at December 31, 1993, are based on the Company's origination and loss experience, and the Company is required to make scheduled premium payments to maintain the benefit of the reserve. If losses on FHA-insured contracts exceed the established reserve, the Company would not be reimbursed by FHA but would still be required to make payments on the GNMA certificates. For VA manufactured housing contracts, the maximum guarantee that may be issued is the lesser of: (1) the lesser of $20,000 or 40% of the principal amount of the contract, or (2) the maximum amount of guarantee entitlement available to the veteran (which may range from $20,000 to zero).

     Conventional manufactured housing, home improvement and special products contracts are pooled and sold by the Company through securitized asset sales which have been either single class or senior/subordinated pass-through structures. Certain senior/ subordinated structures retain a portion of the Company's excess servicing spread as additional credit enhancement or stipulate accelerated principal repayments to subordinated certificateholders. The Company reflects the cash flows unique to each transaction when measuring the net gains on contract sales. Under these structures, the Company has provided a bank letter of credit, surety bond, cash or a corporate guarantee to cover specified losses. Customer principal and interest payments are deposited to separate bank accounts as received by the Company and are held for monthly distribution to the certificateholders. The Company establishes reserves for estimated losses on the contracts comprising each pool. Upon a default under a contract and liquidation of the underlying collateral, any net losses are charged against the reserves that have been established. The dollar amount of potential contractual recourse to the Company exceeds the amount established by the Company as an "allowance for losses on contracts sold with recourse." The Company establishes an allowance for expected losses under the recourse provisions with investors/owners and calculates that allowance on the basis of historical experience as well as management's best estimate of future credit losses likely to be incurred.

     The underlying assets of the net interest margin certificates are the residual interest, guarantee fees, excess servicing fees, and GNMA excess spread related to certain pools of manufactured housing contracts sold by the Company. The net interest margin certificates issued by the Company in March, 1994 represent approximately 78% of the estimated present value of these assets. The Company has retained the remaining 22%, which is subordinate to the net interest margin certificates. The certificates will be payable from the cash flows of these assets, which are subject to prepayment and loan loss risk.

     "Contracts sold" represents the face amount of the contracts sold but not necessarily settled during the same year. Information on contracts sold is as follows:


                                    Year ended December 31
                      --------------------------------------------
                       1993   1992       1991      1990      1989
                                     (dollars in millions)
   Contracts sold:
   MH-Conventional    $2,090  $1,447(a)  $  486(b) $  455    $458
   MH-GNMA               213     269        500       474     305
   HI                     43      72        112        81      --
   SP                     --      84         41        23      11
                      ------  ------     ------    ------    ----
    Total             $2,346  $1,872     $1,139    $1,033    $774
                      ======  ======     ======    ======    ====

       (a)  Includes $533,159,000 of contracts purchased from the RTC.

       (b) Includes $52,108,000 of contracts purchased from other originators, but does not include $87,515,000 of contracts sold pursuant to a joint venture agreement with Merrill Lynch Mortgage Capital, Inc.

                                     Year ended December 31
                                ---------------------------------
                                1993   1992   1991   1990   1989
                                -----  -----  -----  -----  -----
   Weighted average yield to
    investors:
    MH-Conventional              6.5%   7.7%   8.7%  10.3%  10.3%
    MH-GNMA                      6.4    7.4    8.5    9.6    9.9
    HI                           6.4    7.3    8.7    9.7     --
    SP                            --    6.4    7.6    9.6    9.3
                                ----   ----   ----   ----   ----
     Weighted average yield      6.5%   7.6%   8.6%   9.9%  10.1%
                                ====   ====   ====   ====   ====

   Servicing
   ---------

     The Company services all of the contracts that it originates or purchases from other originators, collecting loan payments, taxes and insurance payments, where applicable, and other payments from borrowers and remitting principal and interest payments to the holders of the asset-backed securities or of the GNMA certificates.

     The following table shows the composition of the Company's servicing portfolio at December 31 for the years indicated on contracts it originated.

                                       December 31
                       -------------------------------------------
                        1993     1992     1991     1990     1989
                       -------  -------  -------  -------  -------
   Unpaid principal
    amount of
    contracts being
    serviced(in
    millions)         $  6,922 $  5,278 $  4,754 $  4,098 $  3,599
   Average unpaid
    principal
    balance           $ 17,864 $ 16,638 $ 16,394 $ 16,456 $ 16,589
   Number of
    contracts
    serviced           387,509  317,251  289,960  249,038  216,962

     During 1990 and 1991, the Company acquired servicing on manufactured housing contracts originated by other lenders. The Company did not acquire servicing on manufactured housing contracts originated by other lenders during 1992 or 1993, and does not expect to acquire such servicing in the near future. The Company has no loss risk on these contracts and charges a service fee based on principal outstanding. The following table shows the composition of this servicing portfolio at December 31 for the years indicated.

                                                   December 31
                                      --------------------------------------
                                        1993      1992      1991      1990
                                      --------  --------  --------  --------
   Unpaid principal amount
    of contracts being
    serviced (in thousands)           $272,394  $345,421  $517,866  $558,811
   Average unpaid principal
    balance                           $ 14,425  $ 14,977  $ 15,897  $ 17,435
   Number of contracts
    serviced                            18,884    23,064    32,576    32,051

   Delinquency and Loss Experience
   -------------------------------

     A contract is considered delinquent by the Company if any payment of $25 or more is past-due 30 days or more. Delinquent contracts are subject to acceleration, and repossession or foreclosure of the underlying collateral. Losses associated with such actions are charged against applicable reserves upon disposition of the collateral.

     The following table provides certain information with respect to the delinquency and loss experience of contracts the Company originated.

                                         At or for the year ended
                                               December 31
                                  ----------------------------------------
                                   1993     1992    1991    1990    1989
                                  -------  ------  ------  ------  -------

   Number of contracts
    delinquent(a)                 1.55%    1.86%    2.20%    2.09%   2.25%
   Repossessed contracts
    sold (b)                      1.87     2.53     2.42     2.46    3.14
   Annual net repossession
    losses(c)                      .85     1.16      .93      .94    1.27
   Repossession inventory(d)       .51      .58      .88      .88     .86


     (a) As a percentage of the total number of contracts serviced at period end (other than contracts already in repossession).
     (b) As a percentage of the average number of contracts serviced during the period.
     (c) As a percentage of the average principal amount of contracts serviced during the period. Annual net repossession losses represent the loss amount at the time the repossession is sold, and has not been reduced for amounts subsequently recovered from either customers or investors.
     (d) As a percentage of the total number of contracts serviced at period end.

     Insurance
     ---------

     Through certain subsidiaries, the Company markets physical damage insurance on manufactured homes and special products which collateralize contracts serviced by the Company and markets term life insurance to its MH and HI customers. In addition, the Company owns Green Tree Life Insurance Company, a life and disability reinsurance company, and Consolidated Casualty Insurance Company, a property and casualty reinsurance company, which function as reinsurers for policies written by selected other insurers covering individuals whose contracts are serviced by the Company.

     The following table provides certain information with respect to net written premiums (gross premiums on new or renewal policies issued less cancellations of previous policies) on policies written by the Company.
     The Company acts as an agent with respect to the sale of such policies and, in some cases, the Company also acts as reinsurer of such policies.

                                      Year ended December 31
                            -------------------------------------------
                             1993     1992     1991     1990     1989
                            -------  -------  -------  -------  -------
                                          (in thousands)
   Net written premiums:
    Physical damage         $48,172  $35,500  $31,400  $29,200  $23,100
    Term life                 5,683    5,303    4,510    3,700    3,000
                            -------  -------  -------  -------  -------
      Total                 $53,855  $40,803  $35,910  $32,900  $26,100
                            =======  =======  =======  =======  =======


    Regulation
    ----------

     The Company's operations are subject to supervision by state authorities (typically state banking, consumer credit and insurance authorities) that generally require that the Company be licensed to conduct its business. In many states, issuance of licenses is dependent upon a finding of public convenience, and of financial responsibility, character and fitness of the applicant. The Company is generally subject to state regulations, examinations and reporting requirements, and licenses are revocable for cause.

     Contracts insured under the FHA manufactured home and home improvement lending programs are subject to compliance with detailed federal regulations governing originations, servicing, and payment of contract insurance proceeds from the FHA to cover a portion of losses due to default and repossessions or foreclosures. These lending regulations were amended in November 1991 to add additional requirements such as equity requirements for home improvement contracts of over $15,000 and a pre-underwriting customer interview to verify the credit application for both programs. These changes have had the effect of making program compliance more burdensome for the Company, dealers and contractors. The FHA is presently studying other aspects of the program, and there are no assurances that future regulatory changes will not occur. Other governmental programs such as FNMA and VA also contain similar detailed regulations governing loan origination and servicing responsibilities.

     The FHA increased the maximum loan amounts for Title I manufactured home loans effective for credit applications completed and received after August 30, 1993. The maximum loan amounts have been increased to $48,600 for manufactured home loans, $16,200 for manufactured home lot loans and $64,800 for land-and-home loans. This represents a 20% increase over previously established maximum loan amounts. The FHA Title I maximum for single-family home improvement loans is $25,000.

     The Federal Consumer Credit Protection Act ("FCCPA") requires a written statement showing the annual percentage rate of finance charges, and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants for credit concerning information that is used as a basis for denial of credit. The Federal Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, race, color, religion, national origin, age, marital status, derivation of income from a public assistance program, or the good faith exercise of a right under the FCCPA, of which it is a part. By virtue of a Federal Trade Commission rule, conditional sales contracts must contain a provision that the holder of the contract is subject to all claims and defenses which the debtor could assert against the seller, but the debtor's recovery under such provisions cannot exceed the amount paid under the contract.

     The Company is also required to comply with other federal disclosure laws for certain of its lending programs. The combination land-and-home program complies with the federal Real Estate Settlement and Procedures Act. In addition, the Company complies with the reporting requirements of the Home Mortgage Disclosure Act for its manufactured home and home improvement contracts.

     The construction of manufactured housing is subject to compliance with governmental regulation. Changes in such regulations may occur from time to time and such changes may affect the cost of manufactured housing. The Company cannot predict whether any regulatory changes will occur or what impact such future changes would have on the manufactured housing industry.

     The Company is subject to state usury laws. Generally, state law has been preempted by federal law with respect to certain manufactured home and home improvement contracts, although individual states are permitted to enact legislation superseding federal law. To be eligible for the federal preemption, the manufactured home or home improvement contract form must comply with certain consumer protection provisions. A few states have elected to override federal law, but have established maximum rates that either fluctuate with changes in prevailing rates or are high enough so that, to date, no state's maximum interest rate has precluded the Company from continuing business in that state.

     Competition and Other Factors
     -----------------------------

     The Company is affected by consumer demand for manufactured housing, home improvements, special products and its insurance products. Consumer demand, in turn, is partially influenced by regional trends, economic conditions and personal preferences. The Company competes with banks, savings and loan associations, finance companies, finance subsidiaries of certain manufacturing companies, credit unions and others seeking to purchase contracts. Prevailing interest rates are typically affected by economic conditions. Changes in rates, however, generally do not inhibit the Company's ability to compete, although from time to time in particular geographic areas, local competition may choose to offer more favorable rates. The Company competes by offering superior service, prompt credit review, and a variety of financing programs.

     The Company's business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured housing and site-built homes. Sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January.

     Employees
     ---------

     As of December 31, 1993, the Company had 1,645 full-time and 208 part-time employees, and considers its employee relations to be satisfactory. None of the employees are represented by a union.

     ITEM 2.  PROPERTIES.
     --------------------

     At December 31, 1993, the Company operated 40 manufactured housing regional service centers located in 34 states. The Company plans to open three additional regional servicing centers in 1994. Such offices are leased, typically for a term of three years, and range in size from 1,600 to 10,500 square feet to accommodate a staff of approximately 8 to 46 employees. In February 1994, the Company's home improvement division entered into a lease for its main office in Saint Paul, Minnesota. The lease is for a term of five years and consists of 77,000 square feet to accommodate their staff of approximately 230 employees. (See Note I of Notes to Consolidated Financial Statements for annual rental obligations.)

     In January 1993, the Company purchased the remaining commercial floors of
     the building which houses its corporate offices.   (See Note D of Notes to
     Consolidated Financial Statements.)

     ITEM 3.  LEGAL PROCEEDINGS.
     ---------------------------

     Reference is made to Note I, Litigation, of Notes to Consolidated Financial Statements contained in Item 8 hereof.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     -------------------------------------------------------------

     None.

                                    PART II
                                    -------

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     --------------------------------------------------------------
     STOCKHOLDER MATTERS.
     --------------------

     The Company's Common Stock is traded on the New York and Pacific Stock Exchanges under the symbol "GNT." The following table sets forth, for the periods indicated, the range of the high and low sale prices.

      1992                        High      Low
- ------------------------------  --------  --------

    First quarter              $      25  $ 17-1/8
    Second quarter                21-1/4   15-1/16
    Third quarter                     18    15-1/2
    Fourth quarter              25-15/16    16-5/8

      1993                        High      Low
- ------------------------------  --------  --------

    First quarter              $  36-1/2  $23-3/16
    Second quarter                42-3/4    32-1/4
    Third quarter                     55    39-1/2
    Fourth quarter                62-1/2    44-1/8


     The above stock prices, as well as all other share and per share amounts referenced in this Annual Report on Form 10-K, have been restated to reflect a two-for-one stock split effected in the form of a stock dividend during January 1993.

     On February 28, 1994, the Company had approximately 453 shareholders of record of its Common Stock including the nominee of The Depository Trust Company which held approximately 32,296,314 shares of Common Stock.

     The Company has paid cash dividends since December 1986. The 1993 quarterly dividend rate through the third quarter was $0.08125 per share. In September 1993, the Board of Directors approved an increase in the quarterly dividend rate to $0.09375 per share effective December 1993. The payment of future dividends will depend on the Company's financial condition, prospects and such other factors as the Board of Directors may deem relevant. Under certain debt agreements, the Company is subject to restrictions limiting the payment of dividends and Common Stock repurchases. At December 31, 1993, under the most restrictive agreement, such payments were limited to $43,585,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter periods less dividends paid and prepayment of subordinated debt during such period.

  ITEM 6.  SELECTED FINANCIAL DATA.
  ---------------------------------

                                                                                Year ended December 31
                                                             ------------------------------------------------------------
                                                                1993          1992         1991        1990        1989
                                                             ----------    ----------    --------    --------    --------
                                                                     (dollars in thousands except per-share data)

Income                                                       $  366,680    $  246,615    $214,765    $175,675    $143,953
Earnings before income taxes                                    200,537       118,806      92,176      59,418      47,733
Earnings before extraordinary loss(a)                           116,423        72,472      56,688      36,542      29,356
Net earnings                                                    116,423        55,015      56,688      36,542      29,356
Earnings per common share:
  Before extraordinary loss(a)                                     3.62          2.41        2.00        1.17         .87
  Net earnings                                                     3.62          1.82        2.00        1.17         .87
Cash dividends per common share                                     .34           .31         .30         .30         .30
At year-end:
  Excess servicing rights receivable                         $  843,489    $  640,647    $513,881    $429,098    $365,193
  Total assets                                                1,739,502     1,167,055     969,161     814,662     743,800
  Total debt                                                    515,004       376,043     361,410     335,757     329,157
  Allowance for losses on contracts sold with recourse          222,135       189,669     134,681      91,945      83,171
  Stockholders' equity                                          549,429       298,834     237,544     192,478     171,323

  (a) Before extraordinary loss relating to the debt exchange in 1992.



  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
  ----------------------------------------------


  Introduction
  ------------

  The Company originates conditional sales contracts for manufactured homes ("MH"), home improvements ("HI") and special products ("SP") (primarily motorcycles to date). In early 1993, the Company began to expand the types of special products it finances to include snowmobiles, personal watercraft, all-terrain vehicles, and trailers for recreational activities, such as horse, boat and snowmobile trailers. The Company also markets physical damage and term life insurance relating to the customers' contracts it services, and acts as servicer on manufactured housing contracts originated by other lenders.

  The Company records "net gains on contract sales" at the time of sale of its contracts and defers service income, recognizing it as servicing is performed. The Company's net gains on contract sales are an amount equal to the present value of the expected excess servicing rights receivable to be collected during the term of the contracts, plus or minus any premiums or discounts realized on the sale of the contracts and less any selling expenses. "Excess servicing rights receivable" represents cash expected to be received by the Company over the life of the contracts. Excess servicing rights receivable is calculated by aggregating the contractual payments to be received pursuant to the contracts and subtracting: (i) the estimated amount to be remitted to the investors/owners of the contracts, (ii) the estimated amount that will not be collected as a result of prepayments, (iii) the estimated amount to be remitted for FHA insurance and other credit enhancement fees and (iv) the estimated amount that represents deferred service income. Deferred service income represents the amount that will be earned by the Company for servicing the contracts. Concurrently with recognizing such gains, the Company also records the present value of excess servicing rights as an asset on the Company's balance sheet. The excess servicing rights receivable is calculated using prepayment, default, and interest rate assumptions that the Company believes market participants would use for similar instruments. The excess servicing rights receivable has not been reduced for expected losses under recourse provisions of the sales, but such rights are subordinated to the rights of investors/owners of the contracts. The Company believes that the excess servicing rights receivable recognized at the time of sale does not exceed the amount that would be received if it were sold in the marketplace. The Company records the amount to be remitted to the investors/owners of the contracts for the activity related to the current month, payable the next month, as "investor payable" and it is shown separately as a liability on the Company's balance sheet.

  The Company establishes an allowance for expected losses under the recourse provisions with investors/owners of contracts or investor certificates and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. The Company retains a substantial amount of risk of default on the loan portfolios that it sells. The Company has provided the investors/owners of pools of contracts with a variety of additional forms of credit enhancements. These credit enhancements have included letters of credit, corporate guarantees and surety bonds that provide limited recourse to the Company, and letters of credit that if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as the credit enhancement. The Company believes that its allowance for losses on contracts sold with recourse is adequate and consistent with current economic conditions as well as historical default and loss experiences of the Company's entire loan portfolio. The outstanding security balances of contracts at December 31, 1993 were $1,793,908,000 of GNMA certificates and $4,713,012,000 related to securitized transactions, including whole loan sales. The allowance for losses on contracts sold with recourse is shown separately as a liability. For contracts sold prior to October 1, 1992, the allowance has been recorded on a nondiscounted basis.
  For contracts sold subsequent to September 30, 1992, the allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying contracts based on guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in "EITF Issue 92-2".

  The Company's expectations used in calculating its excess servicing rights receivable and allowance for losses on contracts sold with recourse are subject to volatility that could materially affect operating results. Prepayments resulting from obligor mobility, general and regional economic conditions, and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects. The Company recognizes the impact of adverse prepayment and loss experience by recording a charge to earnings immediately. The Company reflects favorable portfolio experience prospectively as realized.

  During March 1994, the Company concluded its first public sale of a significant portion of its excess servicing rights receivable. The sale was in the form of senior/subordinated net interest margin certificates whereby the senior certificates were issued by a trust, supported by the cash flows from previous manufactured housing securitizations and GNMA sales, whose only assets are the cash flows derived from certain excess servicing rights and the proceeds therefrom. The subordinated certificates were retained by the Company. The effect of this transaction was to monetize a significant portion of the Company's excess servicing rights receivable and to begin to establish a public market for such net interest margin certificates.

     Results of operations
     ---------------------

     The following table shows, for the periods indicated, the percentage relationships to income of certain income and expense items and the percentage changes in such items from period to period.


                                                            Period-to-period
                                  As a percentage of       increase (decrease)
                                  income for the year      -------------------
                                   ended December 31         1992      1991
                             ----------------------------     to        to
                               1993      1992      1991      1993      1992
                             --------  --------  --------  --------  --------
   Income:
    Net gains on contract
      sales                      76.1%     91.9%     85.5%     23.1%     23.4%
    Provision for losses
       on contract sales        (21.0)    (42.7)    (34.8)    (26.8)     40.8
    Interest                     30.7      31.4      29.5      45.2      22.1
    Service                       8.5      11.9      13.0       6.8       4.9
    Commissions and other         5.7       7.5       6.8      13.5      26.9
                             --------  --------  --------
    Total income                100.0%    100.0%    100.0%
                             ========  ========  ========

   Expenses:
    Interest                     14.0      18.2      22.8      14.0      (8.4)
    Cost of servicing             7.1       9.5       9.2      10.7      20.0
    General and
      administrative             24.2      24.1      25.1      49.7      10.0
   Earnings before
    income taxes and
    extraordinary loss           54.7      48.2      42.9      68.8      28.9
   Earnings before
    extraordinary loss           31.8      29.4      26.4      60.6      27.8
   Net earnings                  31.8      22.3      26.4     111.6      (3.0)

     Net gains on contract sales, when netted with the Company's provision for losses on contract sales, increased 66.3% in 1993 as the dollar volume of contracts originated and sold rose over 1992. During the year ended December 31, 1993, total contract sales increased $474,274,000, or 25.3%. Also contributing to the increase in net gains on contract sales for both 1993 and 1992 was an increase in the average contract size and term due to a shift in manufactured home sales to more expensive multi-section homes versus single-wide homes. These increases for 1993 were partially offset by decreased interest rate spreads on contracts sold and an increase in prepayment reserves as a result of falling interest rates and the ongoing evaluation of the Company's prepayment projections based on year-to-date activity. The increase in net gains on contract sales in 1992 is a reflection of the higher percentage of conventional versus GNMA contracts sold. In addition, during the first quarter of 1992, the Company purchased portfolios from the Resolution Trust Corporation ("RTC") which resulted in gains at the time of sale primarily due to purchase discounts. The gain on RTC contract sales was substantially offset by recourse liabilities assumed at the same time which were included in the provision for losses on contracts sales (see below). For 1991, net gains on contract sales reflects increased interest rate spreads on contracts sold and the impact of securitization of portfolios purchased from other originators at discounts.

     Prevailing interest rates are typically affected by economic conditions. Changes in interest rates generally do not inhibit the Company's ability to compete, although from time to time, in particular geographic areas, local competition may be able to offer more favorable rates. Because of the size of the excess servicing spread (which enables the Company to absorb changes in interest rates) and the relatively short period of time between origination of contracts and sale by the Company of such contracts, the Company's ability to sell contracts is generally not affected by gradual changes in interest rates, although the amount of earnings may be affected. Average excess servicing spreads were 3.8%, 4.8% and 4.5% for 1993, 1992 and 1991, respectively. Excess servicing spreads decreased during 1993 as the rates on the contracts originated by the Company declined faster than the rates on the Company's sales of securitized loans. Excess servicing spreads increased during 1992 as the rates on contracts purchased, primarily from the RTC, were higher than the rates on the contracts originated by the Company during 1992. Excluding the contracts purchased from the RTC, the servicing spread was 4.1% for 1992, which is reflective of interest rate movements during the year and interest rates at the time of sale. Excess servicing spreads increased during 1991 as the rates on contracts originated by the Company declined more slowly than the rates on the Company's sales of securitized loans. In addition, the inclusion of seasoned portfolios in the Company's securitized program reduced the expected lives of contracts sold, further contributing to the increased spreads. Traditionally, changes in interest rates have less of an impact on the Company's prepayment level as compared to conventional housing prepayment levels. The changes in the interest rate environment, however, did cause an increase in prepayments on the portfolio underlying the Company's excess servicing rights receivable during 1993 and 1992. The weighted average customer interest rate on the underlying portfolio of the Company decreased during 1993 and 1992 due to lower rates on originations for those years. A lower interest rate portfolio should add even greater prepayment stability to the Company's portfolio.

     The 26.8% decrease in the provision for losses on contract sales for 1993 is a result of the increased provision for losses incurred in 1992 for the recourse liabilities assumed as a result of the RTC repurchase and as a result of discounting the provision for losses on contracts sold during all of 1993 compared to just one quarter in 1992. The decrease in the provision also reflects the shift in manufactured home sales to more expensive multi-section homes and land-and-home sales from single-wide homes, as well as the continued use of the Company's proprietary credit scoring system and the resulting improvement in loan performance. The 40.8% increase in the provision for losses on contract sales for 1992 reflects the effect of the RTC repurchase as well as the higher dollar volume of contracts sold including a higher percentage of conventional versus GNMA contracts sold. The Company's provision for losses on contract sales increased by 134.6% from 1990 to 1991 as a result of an increase in contract sales of $105,829,000, additional losses incurred in 1991 as a result of the unexpected length and severity of the recession, additional provisions for the expected impact of a continuing recession, as well as additions for anticipated losses on portfolios purchased at a discount from other originators which the Company estimates will perform less favorably than the Company's originated product. The Company feels that its credit underwriting standards and servicing procedures will stabilize its loss experience. A very important factor in the reduction of the Company's credit risk is the geographic dispersion of the portfolio. At December 31, 1993, no state accounted for more than 10% of all contracts serviced by the Company. The Company continually monitors its dispersion of contracts as economic downturns are more severely felt in certain geographic areas than others.

     Interest income is realized from contracts held for sale, cash deposits and amortization of the present value discount established for the excess servicing rights receivable. Interest income grew 45.2% during 1993 due to interest earned on the increased dollar amount of contracts held for sale during 1993 compared to 1992, and due to an increase in the amortization of present value discount on the Company's increasing excess servicing rights receivable. Interest income grew during 1992 and 1991 primarily due to increases in the amortization of present value discount on the excess servicing rights receivable.

     The increase in service income of 6.8% during 1993 and 4.9% during 1992 resulted from the increase in the Company's growing servicing portfolio. The Company's average servicing portfolio grew 20.3% during 1993 and 12.2% during 1992. Offsetting this increase in revenue was a decline in servicing revenue on contracts originated by others. The average unpaid principal balance of contracts being serviced for others during 1993 and 1992 decreased 23.0% and 19.8%, respectively. The Company expects this decline in outside servicing to continue in the future. Servicing income in 1991 included additional amortization of deferred service income as a result of increasing the rate at which such income is deferred to reflect 44 basis points over the entire portfolio, higher fees collected under outside servicing agreements and growth in the Company's servicing portfolio.

     Commissions and other income, which represents commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew during 1993, 1992 and 1991 as a result of the increase in the Company's contract originations and servicing portfolio. Excluding a nonrecurring loss in the third quarter of 1991, commissions and other income increased 12.7% in 1992.

     The Company's interest expense increased 14.0% in 1993 as a result of the higher amount of average outstanding borrowings supporting the Company's increased contract inventory levels. The increase was, however, partially offset by lower credit facility borrowing rates and the lower effective interest rate on the Company's senior subordinated debt as a result of the Company's debt exchange in April 1992. Interest expense decreased 8.4% during 1992 primarily as a result of the April 1992 debt exchange which reduced the blended effective cost of the Company's publicly held subordinated debt from 13.1% to 10.8%. In addition, average interest rates on the Company's line of credit borrowings decreased substantially from 1991, although the average amount outstanding rose. Interest expense declined in 1991 due to the cancellation of long-term debt related to the office building the Company previously owned, and a decline in short-term borrowing rates.

     While the dollar amount of cost of servicing has increased over the past three years, the cost of servicing as a percentage of contracts serviced remained relatively constant during 1991 and 1992 , and decreased modestly in 1993.

     General and administrative expenses rose 49.7% during 1993, however, as a percentage of revenue, these expenses have remained consistent with the previous two years. The dollar growth is due primarily to an increase in personnel and other origination costs related to the significant growth in the number of contracts the Company has originated during the year. The number of contracts originated during 1993 increased 81.6% over 1992. The increase in general and administrative costs during 1992 and 1991 are related to the centralization and growth in the Company's home improvement division and the growth in manufactured home loan originations. The Company continues to actively manage and control these expenses, although increases are expected as the volume of business grows.

     During the third quarter of 1993, the Company took a one-time charge to earnings of $4,685,000 as a result of the August enactment of the new federal corporate income tax rate. The charge reflects the increase in the federal corporate income tax rate on the Company's deferred tax liability and increased the Company's effective tax rate during the year to 41.9%. Going forward, the Company's effective tax rate is expected to be 40%, compared to 39% in 1992 and 38.5% in 1991.

     The Company is affected by consumer demand for manufactured housing, home improvements, special products and its insurance products. Consumer demand, in turn, is partially influenced by regional trends, economic conditions and personal preferences. The Company can make no prediction about any particular geographic area in which it does business. These regional effects, however, are mitigated by the national geographic dispersion of the Company's servicing portfolio.

     Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," does not affect the Company as the Company does not provide postretirement benefits other than its pension plans.

     Inflation has not had a material effect on the Company's income or earnings over the past three fiscal years.

     Capital resources and liquidity
     -------------------------------

     Green Tree's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

     Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. Under certain securitized sales structures, bank letters of credit, surety bonds, cash deposits or other equivalent collateral are provided by the Company as credit enhancements. Certain senior/subordinated structures retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. In addition, the structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale, as well as cost considerations, availability and effectiveness of the various enhancement methods. During 1993, the Company utilized a combination of senior/subordinated structures and corporate guarantees in its manufactured home asset securitizations, and did not utilize any outside sources of credit enhancement to effect its sales. The home improvement loan sales in 1993 were enhanced with a cash deposit.

     During March 1994, the Company added another liquidity source as it completed its first public sale of a significant portion of its excess servicing rights receivable. Net proceeds to the Company from the sale are expected to be approximately $493,000,000 and will be used to pay down short-term debt and fund the Company's future growth.

     In February 1992, the Company replaced letters of credit and cash deposits held as credit enhancements for certain existing securitized transactions with financial guaranty insurance policies issued by a credit bond insurer for an annual fee approximately equal to the Company's cost of maintaining the letters of credit and cash deposits. The financial guaranty insurance polices are noncancelable for the lives of the securitized transactions. The effect of this transaction was to make available to the Company previously restricted cash deposits approximating $20 million. In addition, the Company's outstanding letters of credit were reduced by approximately $62 million.

     Servicing fees and net interest payments collected, which is the Company's principal source of cash, increased in each of the last three years. These increases are a result of the increased amount of servicing spread collected as the Company's servicing portfolio continues to grow. With the completion of the sale of net interest margin certificates in March 1994, the Company will show an increase in servicing fees and net interest payments collected for the first quarter of 1994. Thereafter, servicing fees and net interest payments collected will consist of servicing fees collected only from the net interest margin certificates, plus servicing fees and net interest payments on all existing HI and SP securitizations, and all future securitizations in which the Company does not sell the related excess servicing rights. After the first quarter of 1994, repossession losses net of recoveries will likewise only consist of losses on existing HI and SP securitizations, plus losses on future securitizations, and losses on the first five MH securitizations (1987 through the first quarter of 1988), as such losses have been excluded from the net interest margin certificate sale.

     Net principal payments collected have been positive in each of the last three years as a result of an increase in the contract principal payments collected by the Company as of the end of each year but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio. The significant increase in net principal payments collected in 1992 compared to 1991 occurred in conjunction with the purchase and resale of the contracts from the RTC in which the Company recouped approximately $18,000,000 of previously advanced principal. The Company expects net principal payments collected to decrease in 1994 as payoffs are expected to stabilize.

     Accelerated principal repayments to subordinated certificateholders ("defeasance payments") increased during 1993 and 1992. Defeasance structures were used on the Company's securitized sales in the fourth quarter of 1990 through the second quarter of 1992. Generally, defeasance payments will decline as the securitization balances on these securitized loan sales decrease.

     Net cash used for operating activities increased in 1993 due largely to the increase in dollar volume of contracts held for sale. This increase in contract inventory was a result of the Company's decision not to securitize any SP loans, any HI loans after the second quarter, and through increases in MH production. Although the Company purchased more contracts than it sold, resulting in a usage of cash, this usage was offset by positive cash flows from other operating items, including an increase in servicing and net payments collected, an increase in interest on contracts and GNMA certificates held for sale, and a reduction in repossession losses.

     During 1992, the additional servicing fees and net interest and principal payments collected, as well as the reduction in net cash deposits provided, contributed to the Company's positive cash flows from operating activities. These increased operating cash flows in 1992 were offset by repossession losses net of recoveries which increased 57% in 1992 over 1991 as a result of management's action to reduce the Company's aged repossession inventory levels and poor economic conditions in California. Negative cash flows from operating activities in 1991 were primarily due to cash deposits that the Company was required to provide as credit enhancements for newly issued and existing securitized sales. To a lesser extent, 1993, 1992 and 1991 cash flows from operating activities were also reduced by income taxes paid. The Company expects it will use its remaining net operating loss carryforward during 1994 and 1995, and accordingly will be paying additional taxes on its taxable income thereafter.

     Net cash used for investing activities for the year ended December 31, 1993 included the purchase of certain floors of the building where its corporate offices are located. The positive cash flows from investing activities in 1991 are a result of the sale of GNMA certificates previously held for investment and the sale of other assets.

     Net cash provided by financing activities was positive in 1993 and 1991 as borrowings on credit facilities and proceeds from the issuance of common stock and debt exceeded debt repayments and dividends, while in 1992, debt repayments, dividends and other financing activities exceeded borrowings.

     The Company has a $60 million bank warehousing credit agreement for the purpose of financing its manufactured home, home improvement and motorcycle contract production under which $58,725,000 was available, subject to the availability of appropriate collateral, at December 31, 1993. This agreement expires November 30, 1994. In addition, the Company currently has $950 million in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At December 31, 1993, the Company had $765,535,000 available under these master repurchase agreements, subject to the availability of appropriate collateral. These agreements expire during 1994, however, the Company believes, based on discussions with the lenders, that these agreements will be renewed. At December 31, 1993, the Company also had $21,171,000 of notes payable outstanding through a GNMA reverse repurchase agreement. These notes were collateralized by GNMA certificates.

     In September 1993, the Company completed a 2,500,000 share common stock offering, and sold an additional 375,000 shares to cover over-allotments. The net proceeds of approximately $138,000,000 were used to finance the Company's continued growth in its manufactured home, home improvement and special products contract inventory, to temporarily reduce notes payable under the Company's borrowing agreements, and for other general corporate purposes. During the first quarter of 1992, the Company completed a 6,000,000 share common stock offering, and in April 1992, the Company sold an additional 614,800 shares to cover over-allotments. The net proceeds of approximately $115,000,000 were used to purchase and retire all of the Company's outstanding preferred stock (which had a liquidation value of $143,495,000) for $102,000,000 as part of the settlement of litigation between the Company and the RTC, and for general corporate purposes. The preferred stock had a $9,300,000 annual cash dividend requirement which terminated upon its repurchase.

     In September 1992, the Securities and Exchange Commission declared effective the Company's $250 million shelf registration which enables the Company to offer, from time to time, medium-term notes with maturities in excess of nine months. The notes may bear interest at fixed or floating rates. In October 1992, the Company sold $12 million of 7.55% notes due 1999. In April 1993, the Company sold $14,650,000 of medium-term notes. The notes were issued at varying rates (6.69% to 7.62%) with terms ranging from 5 to 10 years. The proceeds from the issuance of these notes were used to pay down the Company's notes payable. The issuance of these notes lengthened the Company's debt maturity schedule at an interest rate which the Company believes to be favorable.

     In April 1992, the Company completed an exchange offer related to its 8 1/4% Senior Subordinated Debentures due 1995 (the "Debentures"). Of the $287,500,000 of Debentures, $267,254,000 were tendered and accepted for exchange by the Company for its new 10 1/4% Senior Subordinated Notes due 2002. The result of the exchange was to reduce the blended effective cost of the Company's outstanding subordinated debt from 13.1% to 10.8%. An extraordinary charge of $17,457,000 was recognized in the second quarter as a result of the exchange. The extraordinary charge resulted from the accelerated write-down of the original issue discount and deferred debt expense, net of income taxes of $11,161,000, relating to the Debentures exchanged.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     -----------------------------------------------------



               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                    FINANCIAL STATEMENTS FURNISHED PURSUANT
                        TO THE REQUIREMENTS OF FORM 10-K


                                      AND


                         INDEPENDENT AUDITORS' REPORT
                        -------------------------------------

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  --------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Shareholders
     Green Tree Financial Corporation
     Saint Paul, Minnesota:

     We have audited the accompanying consolidated balance sheets of Green Tree Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993 and the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
     Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Tree Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, information set forth therein.


     KPMG Peat Marwick
     Minneapolis, Minnesota
     March 22, 1994

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                           December 31
                                                  ------------------------------
                                                       1993            1992
                                                  --------------  --------------
ASSETS:
 Cash and cash equivalents (Note A)               $  170,674,000  $  133,435,000
 Cash deposits, restricted (Note F)                  124,817,000     117,067,000
 Other investments (Note A)                           19,016,000      13,504,000
 Receivables:
  Excess servicing rights
    (Notes A and B)                                  843,489,000     640,647,000
  Other accounts receivable                           58,604,000      51,773,000
 Contracts, GNMA certificates and
  collateral(Notes C, E and F)                       495,225,000     193,969,000
 Property, furniture and fixtures
  (Note D)                                            23,275,000      12,770,000
 Other assets (including deferred
  debt expense of $2,816,000 and
  $3,206,000, respectively)                            4,402,000       3,890,000
                                                  --------------  --------------
    Total assets                                  $1,739,502,000  $1,167,055,000
                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable (Note E)                           $  206,911,000  $   79,438,000
 Senior notes (Note E)                                26,650,000      12,000,000
 Senior subordinated notes due 2002
  (Note E)                                           262,435,000     262,093,000
 Senior subordinated debentures due
  1995 (Note E)                                       19,008,000      18,262,000
 Subordinated note (Note E)                                   --       4,250,000
 Allowance for losses on contracts
  sold with recourse (Notes A and F)                 222,135,000     189,669,000
 Accounts payable and accrued
  liabilities                                        103,598,000      49,228,000
 Investor payable                                    139,655,000     108,207,000
 Income taxes, principally deferred
  (Note K)                                           209,681,000     145,074,000
                                                  --------------  --------------
    Total liabilities                              1,190,073,000     868,221,000

 Commitments and contingencies (Notes F and I)

 Stockholders' equity (Notes E and G):
 Common stock, $.01 par; authorized
  50,000,000 shares, issued and
  outstanding 33,517,392 shares
  (1993) and 30,401,374 shares (1992)                    335,000         304,000
 Additional paid-in capital                          286,731,000     142,000,000
 Retained earnings                                   262,363,000     156,530,000
                                                  --------------  --------------
    Total stockholders' equity                       549,429,000     298,834,000
                                                  --------------  --------------
                                                  $1,739,502,000  $1,167,055,000
                                                  ==============  ==============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                 Year ended December 31
                                       -------------------------------------------
                                           1993           1992           1991
                                       -------------  ------------  --------------
INCOME:
   Net gains on contract
     sales                              $279,061,000  $226,754,000    $183,689,000
   Provision for losses on
     contract sales                      (77,135,000) (105,357,000)    (74,845,000)
 Interest                                112,495,000    77,461,000      63,441,000
 Service                                  31,249,000    29,252,000      27,895,000
 Commissions and other                    21,010,000    18,505,000      14,585,000
                                       -------------  ------------  --------------
                                         366,680,000   246,615,000     214,765,000

EXPENSES:

  Interest                                51,155,000    44,868,000      48,957,000
  Cost of servicing                       26,078,000    23,557,000      19,637,000
  General and administrative              88,910,000    59,384,000      53,995,000
                                       -------------  ------------  --------------
                                         166,143,000   127,809,000     122,589,000
                                       -------------  ------------  --------------
EARNINGS BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                 200,537,000   118,806,000      92,176,000

INCOME TAXES (Note K)                     84,114,000    46,334,000      35,488,000
                                       -------------  ------------  --------------

EARNINGS BEFORE EXTRAORDINARY LOSS       116,423,000    72,472,000      56,688,000

EXTRAORDINARY LOSS ON DEBT EXCHANGE
  (Net of income taxes of
  $11,161,000) (Note E)                           --   (17,457,000)             --
                                       -------------  ------------  --------------

NET EARNINGS                            $116,423,000  $ 55,015,000    $ 56,688,000
                                       =============  ============  ==============

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Earnings before extraordinary
    loss                                       $3.62         $2.41           $2.00
  Extraordinary loss                              --          (.59)             --
                                       -------------  ------------  --------------
  Net earnings                                 $3.62         $1.82           $2.00
                                       =============  ============  ==============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                             32,187,409    29,199,970      23,641,446

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                       Additional                     Total
                               Preferred    Common      paid-in       Retained     stockholders'
                                 stock      stock       capital       earnings         equity
                               ----------  --------  -------------  -------------  -------------

BALANCES, December 31, 1990     $ 14,000   $232,000 $ 120,259,000   $ 71,973,000   $ 192,478,000

Common stock issuance                 --      4,000     4,724,000             --       4,728,000
Dividends on:
 Preferred stock                      --         --            --     (9,310,000)     (9,310,000)
 Common stock                         --         --            --     (7,040 000)     (7,040,000)
Net earnings                          --         --            --     56,688,000      56,688,000
                               ---------   -------- -------------   ------------   -------------

BALANCES, December 31, 1991       14,000    236,000   124,983,000    112,311,000     237,544,000

Common stock issuance                 --     68,000   119,003,000             --     119,071,000
Preferred stock repurchased      (14,000)        --  (101,986,000)            --    (102,000,000)
Dividends on:
 Preferred stock                      --         --            --     (1,995,000)     (1,995,000)
 Common stock                         --         --            --     (8,801,000)     (8,801,000)
Net earnings                          --         --            --     55,015,000      55,015,000
                               ---------   -------- -------------   ------------   -------------

BALANCES, December 31, 1992           --    304,000   142,000,000    156,530,000     298,834,000

Common stock issuance                 --     31,000   144,731,000             --     144,762,000
Dividends on common stock             --         --            --    (10,590,000)    (10,590,000)
Net earnings                          --         --            --    116,423,000     116,423,000
                               ---------   -------- -------------   ------------   -------------

BALANCES, December 31, 1993     $     --   $335,000 $ 286,731,000   $262,363,000   $ 549,429,000
                               =========   ======== =============   ============   =============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                           Year ended December 31
                             -------------------------------------------------
                                   1993             1992             1991
                             ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Servicing fees and net
   interest payments
    collected               $   249,884,000  $   205,900,000  $   143,246,000
 Net principal payments
   collected                     28,316,000       45,256,000        9,906,000
 Interest on contracts and
   GNMA certificates             52,016,000       27,184,000       28,307,000
 Interest on cash and
   investments                    5,517,000        5,731,000        7,105,000
 Commissions                     13,665,000       16,254,000       11,272,000
 Other                            2,092,000        3,096,000        2,402,000
                            ---------------  ---------------  ---------------
                                351,490,000      303,421,000      202,238,000
                            ---------------  ---------------  ---------------
 Cash paid to employees
   and suppliers                (87,864,000)     (75,905,000)     (68,001,000)
 Defeasance payments            (32,177,000)     (29,725,000)      (5,166,000)
 Interest paid on debt          (48,472,000)     (40,099,000)     (40,195,000)
 Repossession losses net
   of recoveries                (46,325,000)     (50,369,000)     (32,109,000)
 FHA insurance premiums         (19,681,000)     (17,888,000)     (16,316,000)
 Income taxes paid              (17,800,000)      (9,622,000)     (11,585,000)
                            ---------------  ---------------  ---------------
                               (252,319,000)    (223,608,000)    (173,372,000)
                            ---------------  ---------------  ---------------
NET CASH PROVIDED BY
 OPERATIONS                      99,171,000       79,813,000       28,866,000
 Purchase of contracts
   held for sale             (2,665,594,000)  (1,879,934,000)  (1,155,067,000)
 Proceeds from sale of
   contracts held for sale    2,319,268,000    1,866,896,000    1,145,681,000
 Principal collections on
   contracts held for sale       40,789,000       19,214,000       16,494,000
 Cash deposits provided as
   credit enhancements          (12,133,000)     (44,304,000)     (46,832,000)
 Cash deposits returned           4,384,000       22,131,000        5,758,000
                            ---------------  ---------------  ---------------
NET CASH (USED FOR)
 PROVIDED BY OPERATING
 ACTIVITIES                    (214,115,000)      63,816,000       (5,100,000)
                            ---------------  ---------------  ---------------
 CASH FLOWS FROM INVESTING
  ACTIVITIES:
 Purchase of property,
   furniture and fixtures       (11,658,000)      (1,694,000)        (886,000)
 Purchase of investment
   securities                    (5,512,000)      (2,020,000)      (3,127,000)
 Proceeds from sale of
   other assets                          --               --       10,172,000
 Proceeds from sale of GNMA
   certificates held for
   investment                            --               --        1,268,000
 Principal collections on
   GNMA certificates held
   for investment                        --               --           94,000
                            ---------------  ---------------  ---------------
NET CASH (USED FOR)
 PROVIDED BY INVESTING
 ACTIVITIES                     (17,170,000)      (3,714,000)       7,521,000
                            ---------------  ---------------  ---------------


               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                      Year ended December 31
                                         -------------------------------------------------
                                              1993             1992             1991
                                         ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on credit
   facilities                             2,379,552,000    1,188,115,000    1,061,179,000
 Repayments on credit
   facilities                            (2,252,079,000)  (1,208,864,000)  (1,017,927,000)
 Common stock issued                        141,028,000      116,286,000        3,259,000
 Repurchase of preferred
   stock                                             --     (102,000,000)              --
 Dividends paid                             (10,590,000)     (13,123,000)     (16,350,000)
 Proceeds from debt issuance                 14,650,000       12,000,000               --
 Payments of debt                            (4,037,000)      (6,983,000)      (8,926,000)
 Fees paid for debt
   exchange and issuance                             --       (2,968,000)              --
                                        ---------------  ---------------  ---------------
NET CASH PROVIDED BY
 (USED FOR) FINANCING
 ACTIVITIES                                 268,524,000      (17,537,000)      21,235,000
                                        ---------------  ---------------  ---------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                            37,239,000       42,565,000       23,656,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                       133,435,000       90,870,000       67,214,000
                                        ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                         $   170,674,000  $   133,435,000  $    90,870,000
                                        ===============  ===============  ===============

RECONCILIATION OF NET EARNINGS TO
  NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                          $   116,423,000  $    55,015,000  $    56,688,000
  Deferred taxes                             63,743,000       26,554,000       25,795,000
  Extraordinary loss on debt
    exchange                                         --       28,618,000               --
  Depreciation and
    amortization                              5,291,000        6,711,000       12,987,000
  Net contract payments
    collected, less excess
    servicing rights recorded               (58,844,000)      34,557,000      (18,356,000)
  Amortization of deferred
    service income                          (26,318,000)     (21,240,000)     (17,508,000)
  Net amortization of present
    value discount                          (54,793,000)     (44,625,000)     (28,503,000)
  Net increase in cash
    deposits                                 (7,749,000)     (22,173,000)     (41,074,000)
  Purchase of contracts held
    for sale, net of sales
    and principal collections              (305,537,000)       6,176,000        7,108,000
  Net discount (gain) on sale
    of loans                                 16,496,000       (9,720,000)       1,222,000
  Other                                      37,173,000        3,943,000       (3,459,000)
                                        ---------------  ---------------  ---------------
NET CASH (USED FOR) PROVIDED
 BY OPERATING ACTIVITIES                $  (214,115,000) $    63,816,000  $    (5,100,000)
                                        ===============  ===============  ===============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                 --------------------------------------------

     A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

     Contract sales
     --------------

     The Company originates directly, or indirectly through dealers, conditional sales contracts. It typically sells the contracts at or near par to investors with servicing retained (the Company retains a participation in cash flows from the loans). The present value of expected cash flows from this participation which exceeds normal servicing fees is recorded at the time of sale as "excess servicing rights receivable." The excess servicing rights receivable is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments but is not reduced for expected losses under recourse provisions of the sales. The Company believes that the excess servicing rights receivable recognized at the time of sale does not exceed the amount that would be received if it were sold in the marketplace. The allowance for losses on contracts sold with recourse is shown separately as a liability on the Company's balance sheet. For contracts sold prior to October 1, 1992, the allowance is shown on a nondiscounted basis. For contracts sold after September 30, 1992, the allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying contracts based on guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") in "EITF Issue 92-2."

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates are revised as necessary using the original discount rate and any losses arising from adverse prepayment and loss experience are recognized by recording a charge to earnings immediately. Favorable experience is recognized prospectively as realized.

     Interest payments received on the contracts, less interest payments paid to investors, is reported on the consolidated statements of cash flows as "servicing fees and net interest payments collected."

     Principal payments received on the contracts, less non-defeasance principal payments paid to investors is reported as "net principal payments collected" on the consolidated statements of cash flows. Interest income and service income are recognized by systematically amortizing the present value discount and deferred service income, respectively.

     The Company defers service income at an annual rate of 0.44%. The Company discounts cash flows on sales at the rate it believes a purchaser would require as a rate of return. The cash flows are discounted to present value using discount rates which averaged approximately 9.3% in 1993, 9.6% in 1992 and 9.5% in 1991. The Company has developed its assumptions based on experience with its own portfolio, available market data and consultation with its investment bankers. The Company believes that the assumptions used in estimating cash flows are similar to that which would be used by an outside investor.

     Depreciation
     ------------

     Property, furniture and fixtures are carried at cost and are depreciated over their estimated useful lives on a straight-line basis.

     Deferred debt expenses
     ----------------------

     Expenses associated with the issuance of long-term debt are amortized on a straight-line basis over the term of the debt. Amortization was $389,000 in 1993, $494,000 in 1992 and $838,000 in 1991.

     Earnings per common and common equivalent share
     -----------------------------------------------

     Earnings per common and common equivalent share are computed by dividing net earnings less preferred dividends ($1,995,000 in 1992 and $9,310,000 in 1991) by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each year. Common Stock equivalents consist of the dilutive effect of Common Stock which may be issued upon exercise of stock options. All share and per-share amounts have been restated to reflect the two-for-one stock split the Company effected in January 1993. Earnings per share and fully diluted earnings per share are substantially the same.

     Cash and cash equivalents
     -------------------------

     For purposes of the statements of cash flows, the Company considers all highly liquid temporary investments purchased with a maturity of three months or less to be cash equivalents. These temporary investments are held in United States Treasury Funds or bank money market accounts. At December 31, 1993 and 1992, cash of approximately $140,528,000 and $107,117,000, respectively, was held in trust for subsequent payment to investors. In addition, cash of approximately $2,404,000 and $2,525,000 was restricted and held by the Company's subsidiaries pursuant to master repurchase agreements and government requirements at December 31, 1993 and 1992, respectively.

     Other investments
     -----------------

     Other investments consist of highly liquid investments with original maturities of more than three months. Other investments are held in United States Treasury Bills, United States Government Bonds, corporate bonds and certificates of deposit, and are stated at cost plus accrued interest, which approximates market value. At December 31, 1993 and 1992, investments of approximately $17,865,000 and $12,275,000, respectively, were held in trust for policy and claim reserves for the Company's insurance subsidiaries. In addition, investments of approximately $1,151,000 and $1,229,000 were restricted and held by the Company's subsidiaries pursuant to a master repurchase agreement and government requirements at December 31, 1993 and 1992, respectively.

     Allowance for losses
     --------------------

     Recourse of investors against the Company is governed by the agreements between the investor and the Company (Note F). The allowance for losses on contracts sold with recourse represents the Company's best estimate of future credit losses likely to be incurred over the entire life of the contracts, pursuant to recourse provided to investors.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the December 31, 1992 and 1991 financial statements to conform to the classifications used in the December 31, 1993 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

     B.  EXCESS SERVICING RIGHTS RECEIVABLE

     Excess servicing rights receivable consists of:

                                                December 31
                                      --------------------------------
                                           1993             1992
                                      ---------------  ---------------
    Gross cash flows receivable on
      contracts sold                  $2,307,735,000   $1,788,594,000
    Less:
      Prepayment reserve                (761,732,000)    (567,007,000)
      FHA insurance and other fees       (83,706,000)     (95,944,000)
      Deferred service income           (161,407,000)    (119,487,000)
      Discount to present value         (457,401,000)    (365,509,000)
                                      --------------   --------------
                                      $  843,489,000   $  640,647,000
                                      ==============   ==============

     The carrying value of excess servicing rights receivable is analyzed quarterly to determine the impact of prepayments, if any. The adjustments required as a result of adverse prepayment activity, net of refinancings, were approximately $22,000,000 and $14,000,000 in 1993 and 1992, respectively.

     During the years ended December 31, 1993, 1992 and 1991, the Company sold $213,368,000, $268,916,000 and $499,780,000, respectively, of GNMA guaranteed certificates secured by FHA-insured and VA-guaranteed contracts. At December 31, 1993 and 1992, the outstanding principal balance on GNMA certificates issued by the Company was $1,793,908,000 and $1,893,363,000, respectively.

     During the years ended December 31, 1993, 1992 and 1991, the Company sold $2,132,472,000, $1,602,650,000 and $638,886,000, respectively, of contracts in various securitized transactions and in sales to private investors. At December 31, 1993 and 1992, the outstanding principal balance on all conventional securitized and private investor sales was $4,713,012,000 and $3,272,988,000, respectively.

     C.  CONTRACTS, GNMA CERTIFICATES AND COLLATERAL

     Contracts, GNMA certificates and collateral consist of:

                                           December 31
                                    --------------------------
                                        1993          1992
                                    ------------  ------------

    Contracts held for sale         $428,092,000  $126,411,000
    Other contracts held               9,570,000    11,652,000
    Collateral in process
      of liquidation                  47,847,000    46,252,000
    Contracts held as collateral       9,716,000     9,654,000
                                    ------------  ------------
                                    $495,225,000  $193,969,000
                                    ============  ============

     The aggregate method is used in determining the lower of cost or market value of contracts held for sale and contracts held as collateral. See fair value disclosure of financial instruments in Note H.

     Potential losses on the liquidation of the collateral are included in determining the allowance for losses on contracts sold with recourse (Notes F and H).

     Included in other accounts receivable as of December 31, 1993 and 1992 was approximately $34,055,000 and $24,687,000, respectively, of GNMA certificates which were sold during 1993 and 1992 for settlement in January 1994 and 1993, respectively. These GNMA certificates along with contracts held for sale are used in full or in part as collateral on the Company's warehousing credit agreement and master repurchase agreements (Note E).

     D.  PROPERTY, FURNITURE AND FIXTURES

     Property, furniture and fixtures consist of:


                                                     December 31
                                  Estimated   --------------------------
                                 useful life      1993          1992
                                 -----------  ------------  ------------
Cost:
      Building                      35 years $ 17,268,000   $ 8,472,000
      Furniture and equipment      3-7 years   14,213,000     7,983,000
      Leasehold improvements       3-5 years      485,000     2,550,000
      Land and improvements                     1,795,000     1,798,000
                                             ------------   -----------
                                               33,761,000    20,803,000
Less accumulated depreciation                 (10,486,000)   (8,033,000)
                                             ------------   -----------
                                             $ 23,275,000   $12,770,000
                                             ============   ===========

     In January 1993, the Company purchased the remaining commercial floors of the building where its corporate offices are located. The total purchase price was $5,800,000.

     Depreciation expense for 1993, 1992 and 1991 was $2,482,000, $1,668,000 and $1,579,000, respectively.

     E.  DEBT

     The Company has a $60 million bank warehousing credit agreement under which $58,725,000 was available, subject to the availability of appropriate collateral, at December 31, 1993, and borrowings under this agreement were $1,275,000. This committed facility is to be used for financing the Company's manufactured home, home improvement and motorcycle contract production and expires November 30, 1994. The agreement provides for interest at variable rates (4.31% at December 31, 1993) and certain fee provisions, the costs of which are included in interest expense. The borrowings are collateralized by manufactured housing, home improvement and motorcycle contracts totaling $1,417,000 as of December 31, 1993. The credit agreement contains certain restrictive covenants which include maintaining minimum net worth (as defined in the agreement) and a debt to net worth ratio not to exceed 5 to 1. In addition, the Company currently has $950 million in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At December 31, 1993, the amount available, subject to the availability of appropriate collateral, was $765,535,000. The borrowings of $184,465,000 under these agreements were collateralized by $207,810,000 of manufactured housing, home improvement and special products contracts at December 31, 1993. The rates under these agreements ranged from 3.44% to 4.66% at December 31, 1993. These agreements expire during 1994, however, the Company believes, based on discussions with the lenders, that these agreements will be renewed. At December 31, 1993, the Company also had $21,171,000 of notes payable outstanding through a GNMA reverse repurchase agreement. The rate under this agreement was 3.63% at December 31, 1993 and was collateralized by $22,286,000 of GNMA certificates.

   Debt is as follows:

                                                   December 31
                                           --------------------------
                                               1993          1992
                                           ------------  ------------

    Notes payable                          $206,911,000  $ 79,438,000
    Senior notes                             26,650,000    12,000,000
    Senior subordinated notes, 10 1/4%,
     due 2002 (see below), less
     unamortized original issue
     discount of $4,819,000 and
     $5,161,000, respectively               262,435,000   262,093,000
    Senior subordinated debentures,
     8 1/4%, due 1995 (see below), less
     unamortized original issue
     discount of $1,238,000 and
     $1,984,000, respectively                19,008,000    18,262,000
    Subordinated note, 8%                            --     4,250,000
                                           ------------  ------------
                                           $515,004,000  $376,043,000
                                           ============  ============

     The Company has on file a shelf registration to issue up to $250 million of senior notes with maturities in excess of nine months. The notes may bear interest at fixed or floating rates. The senior notes outstanding at December 31, 1993 bear interest at a weighted average rate of 7.27% and have maturities ranging from 1998 to 2003. Interest on these notes is payable semi-annually.

     The 8 1/4% senior subordinated debentures due 1995 (the "Debentures") were issued in connection with a public offering in June 1985. The effective interest rate on the Debentures is 13.1% and interest is payable semi-annually. In April 1992, the Company completed an offer to exchange a new issue of 10 1/4% Senior Subordinated Notes due June 1, 2002 (the "Notes") for its outstanding Debentures. Of the Company's $287,500,000 of Debentures, $267,254,000 were tendered and accepted for exchange by the Company for its new Notes. The effective interest rate on the Notes is 10.8%. The Company must maintain a net worth of $80,000,000 or will be required, through the operation of a sinking fund, to redeem $25,000,000 on such contingent sinking fund payment date. Interest is payable semi-annually. An extraordinary charge of $17,457,000 was recognized in the second quarter of 1992 as a result of the exchange. The extraordinary charge resulted from the accelerated write-down of the original issue discount and deferred debt expense, net of income taxes of $11,161,000, relating to the Debentures exchanged.

     In May 1993, the Company retired the subordinate note at a 5% discount.

     At December 31, 1993, aggregate maturities of debt other than notes payable for the following five years were $28,246,000, payable as follows:
     $20,246,000 in 1995 and $8,000,000 in 1998.

     F.  ALLOWANCE FOR LOSSES ON CONTRACTS SOLD WITH RECOURSE

     The Company sells GNMA guaranteed certificates which are secured by FHA-insured and VA-guaranteed contracts. The majority of credit losses incurred on these contracts are covered by FHA insurance or VA guarantees with the remainder borne by the Company.

     The Company establishes an allowance for expected losses under the recourse provisions with investors/owners and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. For contracts sold prior to October 1, 1992, the allowance is shown on a nondiscounted basis. For contracts sold after September 30, 1992, the allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration similar to that estimated for the underlying contracts. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. The Company retains substantial amounts of risk of default on the loan portfolios that it sells. The Company has provided the investors/owners of pools of contracts with a variety of additional forms of credit enhancements. These credit enhancements have included letters of credit and surety bonds that provided limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as the credit enhancement. At December 31, 1993 and 1992, the Company had bank letters of credit and surety bonds outstanding of $141,052,000 and $161,344,000, respectively. Cash deposits held in interest bearing accounts totaled $124,817,000 and $117,067,000, and contracts pledged aggregated $9,716,000 and $9,654,000 at December 31, 1993 and 1992, respectively, and are maintained as part of credit enhancement features under certain sales structures.

    Allowances are provided for the Company's best estimate of future credit losses likely to be incurred over the entire life of the contracts. Estimated losses are based on an analysis of the underlying loans and do not reflect the maximum recourse provided to investors. The following table presents an analysis of the allowance for losses on contracts sold with recourse for 1993, 1992 and 1991.

                                  1993          1992          1991
                              ------------  ------------  ------------
Allowance at
 beginning of year            $189,669,000  $134,681,000  $ 91,945,000
Provision for losses            77,135,000   105,357,000    74,845,000
Losses net of
 recoveries                    (46,325,000)  (50,369,000)  (32,109,000)
Amortization of
 present value
 discount on loss
 reserve                         1,656,000            --            --
                              ------------  ------------  ------------
Allowance at end
 of year                      $222,135,000  $189,669,000  $134,681,000
                              ============  ============  ============

     G.     STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     In September 1993, the Company completed a 2,500,000 share Common Stock offering, and sold an additional 375,000 shares to cover over-allotments. The net proceeds of approximately $138,000,000 were used to finance the Company's continued growth in its manufactured home, home improvement and special products contract inventory, to temporarily reduce certain borrowings under the Company's bank warehousing agreement and master repurchase agreements and for other general corporate purposes.

     During the first quarter of 1992, the Company completed a 6,000,000 share Common Stock offering and in April 1992, the Company sold an additional 614,800 shares to cover over-allotments. The net proceeds of approximately $115,000,000 were used to purchase and retire all of the Company's outstanding Preferred Stock discussed below, and for general corporate purposes.

     In December 1992, the Board of Directors declared a two-for-one stock split, in the form of a stock dividend, payable on January 31, 1993 to shareholders of record as of January 15, 1993. All references in the consolidated financial statements and notes with regard to number of shares, stock options and related prices, and per-share amounts have been restated to give retroactive effect to the stock split.

     Preferred Stock
     ---------------

     During 1992, the Company repurchased 50,012 shares of its Preferred Series B Stock, 712,562 shares of its Preferred Series C Stock and 672,376 shares of its Preferred Series D Stock which represented all of the Company's outstanding Preferred Stock. These shares, which had a liquidation value of $100 per share, or $143,495,000, were repurchased and retired for $102,000,000 as part of the settlement of litigation between the Company and the Resolution Trust Corporation (the "RTC"). The Preferred Stock had a $9,300,000 annual cash dividend requirement which terminated upon its repurchase.

     In connection with the issuance of the rights discussed below, the Company authorized shares of Junior Preferred Stock. If issued, the stock will be nonredeemable. Each share of Junior Preferred Stock will have a minimum cumulative, preferential quarterly dividend rate of $25 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared on the Common Stock. In the event of liquidation, the holders of the Junior Preferred Stock will receive a minimum preferred liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per share of Common Stock.
     Each share of Junior Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. At December 31, 1993, there were no shares of Junior Preferred Stock outstanding.

     Rights
     ------

     In October 1985, the Company issued one Preferred Stock purchase right for each share of Common Stock and amended the rights in August 1990. The rights become exercisable if a person or group either acquires or makes an offer to acquire 20% or more of Green Tree's Common Stock (10% in the case of an "adverse person" designated by the Board of Directors).

     If the rights become exercisable, a holder will be entitled to purchase for the exercise price ($125) the number of shares of Common Stock that could be purchased at a price per share equal to one-half of the then-current market price per share of Common Stock. If the Company is involved in a merger or other business combination, the rights will be modified so as to entitle a holder to buy a number of shares of Common Stock of the acquiring company having a market value of twice the exercise price of each right.

     The rights may be redeemed upon approval of a majority of the independent directors of the Company for $.10 per right at any time prior to the tenth day after a public announcement that a person or group has acquired beneficially 20% or more of Green Tree's Common Stock.

     Stock option plans
     ------------------

     Under the terms of two previous stock option plans, a total of 6,065,880 shares of Green Tree's Common Stock were initially reserved for grant to eligible employees and directors.

     A summary of stock activity related to these stock option plans is as follows:

                                          Number of   Option price
                                            shares     per share
                                          ----------  ------------

     Outstanding at December 31, 1990       153,504    $4.13- 6.44
      Exercised                            (116,504)    4.13- 6.44
                                           --------

     Outstanding at December 31, 1991        37,000     6.44
      Exercised                              (5,000)    6.44
                                           --------

     Outstanding at December 31, 1992        32,000     6.44
      Exercised                             (12,000)    6.44
                                           --------

     Outstanding at December 31, 1993        20,000    $6.44
                                           ========

     As of December 31, 1993, all of the outstanding options were exercisable. No additional options will be granted under these plans.

     In 1988, the Company's shareholders approved three new stock option plans: an employee stock option plan, a key executive plan and an outside director plan. In 1992, the Board of Directors approved a new supplemental stock option plan for its outside directors. The number of shares reserved under those plans is 8,200,000.

     A summary of the three stock option plans is as follows:

                                        Number of  Option price
                                         shares      per share
                                        ---------  ------------

    Outstanding at December 31, 1990      458,000  $ 3.25- 8.25
     Granted                            1,658,804    6.44-19.50
     Exercised                           (353,804)   5.00- 6.88
                                        ---------

    Outstanding at December 31, 1991    1,763,000    3.25-19.50
     Granted                              185,384    6.44-24.00
     Exercised                           (240,384)   3.25-20.69
     Expired                             (100,000)  18.31
                                        ---------

    Outstanding at December 31, 1992    1,608,000    3.25-24.00
     Granted                              217,310   11.88-54.00
     Exercised                           (274,428)   6.44-18.31
     Expired                              (89,998)  18.31
                                        ---------

    Outstanding at December 31, 1993    1,460,884  $ 3.25-54.00
                                        =========

     Of the 1,460,884 options outstanding at December 31, 1993, 1,408,884 options related to the employee stock option plan, and 52,000 options related to the outside director plan. The director options and 832,227 shares of certain employee options were exercisable as of December 31, 1993. Options for 5,525,450 shares were available for future grant. The option price per share represents the market value of the Company's stock on the date of grant except for those options issued pursuant to an employment agreement and certain options granted in 1993. The option price per share on the options related to the employment agreement represents the market value of the stock on the date of the employment agreement. The option price per share on 85,000 options granted in 1993 represents 50% of the market value of the Company's stock on the date of grant.

     Dividends
     ---------

     During 1993, 1992 and 1991 the Company declared and paid dividends of $.34, $.31 and $.30 per share, respectively, on its Common Stock. Under certain debt agreements, the Company is subject to restrictions limiting the payment of dividends and common stock repurchases. At December 31, 1993, under the most restrictive agreement, such payments were limited to $43,585,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter period less dividends paid and prepayment of subordinated debt during such period.

     H.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose the estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

     Cash and cash equivalents, cash deposits and other investments
     ---------------------------------------------------------------

     The carrying amount of cash and cash equivalents, cash deposits and other investments approximates fair value because they generally mature in 90 days or less and do not present unanticipated credit concerns.

     Excess servicing rights receivable
     ----------------------------------

     Excess servicing rights receivable is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. Projected performance is monitored on an ongoing basis. However, the Company does not change the underlying rate at which future estimated cash flows are discounted once the initial sale has been recorded. As such, the fair value of excess servicing rights receivable primarily includes consideration of an appropriate discount rate to be applied to the financial instrument as a whole.

     The Company has consulted with investment bankers and obtained an estimate of a market discount rate. Utilizing this market discount rate, and such other assumptions as the Company believes market participants would use for similar instruments, the Company has estimated the fair value of its excess servicing rights receivable to approximate its carrying value.

     Contracts held for sale and as collateral
     -----------------------------------------

     Contracts held for sale and as collateral are generally recent originations which will be sold during the following quarter. The Company does not charge origination fees or points and, as such, its contracts have origination rates generally in excess of rates on the securities into which they will be pooled. Since these contracts have not been converted into securitized pools, the Company estimates the fair value to be the carrying amount plus the cost of origination.

     Collateral in process of liquidation
     ------------------------------------

     Collateral in the process of liquidation is valued on an individual unit basis after inspection of such collateral. The difference between carrying amount and fair value is carried as a liability by the Company in the allowance for losses on contracts sold with recourse.

     Other contracts held
     --------------------

     Pursuant to investor sale agreements, certain contracts are repurchased by the Company as a result of delinquency before they are repossessed, and are included in other contracts held. The loss has been estimated on an aggregate basis, and is included on the balance sheet in allowance for losses on contracts sold with recourse.

     Notes payable
     -------------

     Notes payable consists of amounts payable under the Company's warehouse line or repurchase agreements and, given its short-term nature, is at a rate which approximates market. As such, fair value approximates the carrying amount.

     Senior notes
     ------------

     The fair value of the Company's senior notes is estimated based on the quoted market price of similar issues or on the current rates offered to the Company for debt of a similar maturity.

     Senior subordinated notes and debentures
     ----------------------------------------

     The Company's senior subordinated notes and debentures are valued at quoted market prices.

     The carrying amounts and estimated fair values of the Company's financial assets and liabilities are as follows:

                                   December 31, 1993    December 31, 1992
                                  -------------------  -------------------
                                            Estimated            Estimated
                                  Carrying    fair     Carrying    fair
                                   amount     value     amount     value
                                  --------  ---------  --------  ---------
                                     (in thousands)       (in thousands)
   Financial assets:
    Cash and cash equivalents,
     cash deposits and other
     investments                  $314,507   $314,507  $264,006  $264,006
    Excess servicing rights
     receivable                    843,489    843,489   640,647   640,647
    Contracts held for sale
     and as collateral             437,808    448,753   136,065   140,827
    Collateral in process
          of liquidation            47,847     32,202    46,252    31,339
    Other contracts held             9,570      6,441    11,652     7,895

   Financial liabilities:
    Notes payable                  206,911    206,911    79,438    79,438
    Senior notes                    26,650     28,136    12,000    12,000
    Senior subordinated notes
     due 2002                      262,434    318,032   262,093   277,944
    Senior subordinated
     debentures due 1995            19,008     21,132    18,262    20,246

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future loss and prepayment experience, current economic conditions, specific risk characteristics and other factors. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a regional branch network with significant dealer relationships and a proprietary credit scoring system, both of which contribute heavily to the Company's ongoing profitability and neither of which is considered a financial instrument.

     I.  COMMITMENTS AND CONTINGENCIES

     Lease commitments
     -----------------

     At December 31, 1993, aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $11,453,000, payable $3,558,000 (1994), $2,771,000 (1995), $2,055,000 (1996), $1,850,000
     (1997) and $1,219,000 (1998). Total rental expense for the years ended December 31, 1993, 1992 and 1991 was $4,449,000, $4,955,000 and $4,402,000,
     respectively. These leases are for office facilities and equipment, and many contain either clauses for cost of living increases and/or options to renew or terminate the lease.

     Litigation
     ----------

     Shareholder Class Action

     In December 1988, a Green Tree shareholder commenced an action in the U.S. District Court in Minnesota against the Company and certain of its present and former officers and directors alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended. Several additional shareholders were joined as party plaintiffs in the case, which was certified as a class action in July 1990. The class consists of shareholders of the Company who purchased Common Stock from May 20, 1985 through March 28, 1989.

     In March 1994, the Company reached an agreement to settle the action. The settlement, which is subject to court approval, will not have a material impact on the Company's financial condition or results of operation.

     General

     The nature of the Company's business is such that it is routinely a party or subject to other items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management of the Company believes, based upon information currently available and the advice of counsel, that the resolution of these routine matters will not result in any material adverse effect on its consolidated financial condition.

     J.  BENEFIT PLANS

     The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. As of December 31, 1993 and 1992, net assets available for plan benefits were $5,242,000 and $4,056,000, and the accumulated benefit obligation was $4,305,000 and $3,484,000, respectively. As of December 31, 1993 and 1992, the projected benefit obligation of the plan was $8,169,000 and $6,973,000, respectively. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. This plan is not currently funded and the projected benefit obligation at December 31, 1993 and 1992 was $9,158,000 and $5,741,000, respectively.
     Total pension expense for the plans in 1993, 1992 and 1991 was $2,340,000, $1,619,000 and $1,347,000, respectively.

     In July 1992, the Company's Board of Directors approved a 401(k) Retirement Savings Plan available to all eligible employees. The plan commenced on October 1, 1992. To be eligible for the plan, the employee must be at least 21 years of age and have completed one year of employment at Green Tree during which the employee worked at least 1,000 hours. Eligible employees may contribute to the plan up to 10% of their earnings with a maximum of $8,994 for 1993 based on the Internal Revenue Service annual contribution limit. The

     Company will match 50% of the employee contributions for an amount up to 6% of each employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions generally vest after three years, although contributions for those employees already having three years of service vest immediately. Company contributions to the plan were $575,000 and $208,000 in 1993 and 1992, respectively.

K.    INCOME TAXES

     Income taxes consist of the following:

                                          Year ended December 31
                                   -------------------------------------
                                      1993         1992         1991
                                   -----------  -----------  -----------

    Current:
      Federal                      $17,253,000  $16,843,000  $ 7,938,000
      State                          3,118,000    2,937,000    1,755,000
                                   -----------  -----------  -----------
                                    20,371,000   19,780,000    9,693,000

    Deferred:
      Federal                       53,826,000   21,769,000   21,511,000
      State                          9,917,000    4,785,000    4,284,000
                                   -----------  -----------  -----------
                                    63,743,000   26,554,000   25,795,000
                                   -----------  -----------  -----------
                                   $84,114,000  $46,334,000  $35,488,000
                                   ===========  ===========  ===========

     For the year ended December 31, 1992, a current tax benefit of $11,161,000 is included in the extraordinary loss from the Company's debt exchange so that net tax expense was $35,173,000.

     Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below.

                                                 December 31
                                        ------------------------------
                                             1993            1992
                                        --------------  --------------

    Deferred tax liabilities:
     Excess servicing rights            $ 234,721,000   $ 164,323,000
     Other                                  3,272,000       5,088,000
                                        -------------   -------------
      Gross deferred tax liabilities      237,993,000     169,411,000
                                        -------------   -------------
    Deferred tax assets:
      Net operating loss carryforward      23,571,000      23,030,000
      Other                                 8,918,000       1,964,000
                                        -------------   -------------
      Gross deferred tax assets            32,489,000      24,994,000
      Valuation allowance                         --              --
                                        -------------   -------------
      Gross deferred tax assets,
        net of valuation                   32,489,000      24,994,000
                                        -------------   -------------
    Net deferred tax liability          $ 205,504,000   $ 144,417,000
                                        =============   =============

     At December 31, 1993, the Company has net operating loss carryforwards for federal income tax purposes of approximately

     $60,000,000 which are available to offset future federal taxable income and expire no earlier than 2001.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                               Year ended December 31
                                           ------------------------------
                                            1993        1992        1991
                                           ------      ------      ------

     Statutory rate                          35.0%       34.0%       34.0%
     State tax, net of federal benefit        4.2         4.3         4.3
     Adjustments to deferred tax assets
      and liabilities for enacted
      changes in tax laws and rates           1.9          --          --
     Other                                     .8          .7          .2
                                           ------      ------      ------
                                             41.9%       39.0%       38.5%
                                           ======      ======      ======

     L. SUBSEQUENT EVENT

     In March 1994, the Company sold, through a public transaction, approximately $508,000,000 of securitized Net Interest Margin Certificates ("the Certificates"). The Certificates represent 78% of the estimated present value of future cash flows from certain pools of manufactured housing contracts sold by the Company between 1978 and 1993. The estimated present value of these future cash flows are recorded on the Company's December 31, 1993 balance sheet as part of "Excess servicing rights receivable," "Contracts, GNMA certificates and collateral" and "Allowance for losses on contracts sold with recourse." The remaining 22% equity interest will be held by the Company and recorded as part of excess servicing rights receivable. The following unaudited pro forma balance sheet assumes the transaction closed on December 31, 1993 and the proceeds were used to provide a 4% cash deposit, pay off outstanding notes payable, and invest the remainder in cash and cash equivalents.

                                                          Pro Forma Condensed Balance Sheet
                                                                    December 31, 1993
                                                   -------------------------------------------------
                                                                       Pro forma        Pro forma
                                                     As reported      adjustments      (unaudited)
                                                   ---------------  ---------------  ---------------
                                                                    (in thousands)
   ASSETS:
    Cash and cash equivalents                           $  170,674        $ 265,529       $  436,203
    Cash deposits                                          124,817           20,320          145,137
    Excess servicing rights
     receivable                                            843,489         (657,760)         185,729
    Contracts and collateral                               495,225          (43,000)         452,225
    All other assets                                       105,297                           105,297
                                                   ---------------  ---------------  ---------------
     Total assets                                       $1,739,502        $(414,911)      $1,324,591
                                                   ===============  ===============   ==============
    LIABILITIES AND
     STOCKHOLDERS' EQUITY:
     Notes payable                                      $  206,911        $(206,911)      $       --
     Allowance for losses                                  222,135         (208,000)          14,135
     All other liabilities                                 761,027                           761,027
     Stockholders' equity                                  549,429                           549,429
                                                   ---------------  ---------------  ---------------
      Total liabilities and
       stockholders' equity                             $1,739,502        $(414,911)      $1,324,591
                                                   ===============  ===============  ===============

                  QUARTERLY RESULTS OF OPERATIONS (unaudited)
               -------------------------------------------------

   (Dollars in thousands
   except per-share amounts)         First      Second       Third       Fourth
                                    quarter    quarter      quarter      quarter
                                  ----------  ---------   ----------   ----------
   1993:
    Income                           $66,645    $82,613      $98,925     $118,497
    Net earnings                      22,061     29,187       32,320       32,855
    Net earnings per share               .71        .93         1.02          .95

   1992:
    Income                           $51,907    $60,700      $66,302     $ 67,706
    Earnings before
     extraordinary loss               12,695     19,730       23,097       16,950
    Net earnings                      12,695      2,273       23,097       16,950
    Per share:
      Earnings before
       extraordinary loss                .43        .65          .76          .55
      Net earnings                       .43        .07          .76          .55

   1991:
    Income                           $40,423    $56,368      $58,018     $ 59,956
    Net earnings                       8,317     16,557       17,591       14,223
    Net earnings per share               .26        .60          .64          .50


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
- ---------------------------------------------------------------

None.

                                    PART III
                                    --------

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     -------------------------------------------------------------

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before May 1, 1994.

     ITEM 11.  EXECUTIVE COMPENSATION.
     ---------------------------------

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before May 1, 1994.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     ------------------------------------------------------------
     MANAGEMENT.
     -----------

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before May 1, 1994.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     ---------------------------------------------------------

     Reference is made to Note I of Notes to Consolidated Financial Statements contained in Item 8 hereof.

                                    PART IV
                                    -------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
     ----------------------------------------------------------------
     FORM 8-K.
     ---------

(a)(l)   Financial statements

         The following consolidated financial statements of Green
         Tree Financial Corporation and subsidiaries are included in Part II, Item 8 of this report:

                                                           Page(s)
                                                           -------

            Independent Auditors' Report                       28
            Consolidated Balance Sheets - December 31,
              1993 and 1992                                    29
            Consolidated Statements of Operations - years
              ended December 31, 1993, 1992 and 1991           30
            Consolidated Statements of Stockholders' Equity -
              years ended December 31, 1993, 1992 and 1991     31
            Consolidated Statements of Cash Flows - years
              ended December 31, 1993, 1992 and 1991        32-33
            Notes to Consolidated Financial Statements      34-50

   (2)    Financial statement schedules

         The following consolidated financial statement
         schedules of Green Tree Financial Corporation and subsidiaries are included in Part IV of this report:
           Schedule II - Amounts receivable from related
             parties                                           58
          Schedule VIII - Valuation and qualifying accounts    59
          Schedule IX - Short-term borrowings                  60

         Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or noted thereto.


   (3)   Exhibits

           Exhibit
             No.
           -------

           3(a) Articles of Incorporation (incorporated by reference to Company's Registration Statement on Form S-4; File No. 33-42249).

           3(b)  Bylaws (incorporated by reference to Company's
                 Registration Statement on Form S-4; File No.
                 33-42249).

           4(a)  Amended and Restated Rights Agreement dated as of
                 August 16, 1990 relating to amendments to the Company's Shareholders Rights Plan originally adopted on October 9, 1985 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1990; File No. 0-11652).

           4(b) Indenture dated as of June 1, 1985 relating to $287,500,000 of 8 1/4% Senior Subordinated Debentures due June 1, 1995 (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

           4(c) Indenture dated as of March 15, 1992 relating to $287,500,000 of 10 1/4% Senior Subordinated Notes due June 1, 2002 (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

           4(d) Indenture dated as of September 1, 1992 relating to $250,000,000 of Medium-Term Notes, Series A, Due Nine Months or More From Date of Issue (incorporated by reference to the Company's Registration Statement on Form S-3; File No. 33-51804).

           10(a) Company's Key Executive Bonus Program (incorporated by reference to the Company's Registration
                 Statement on Form S-1; File No. 2-82880).

           10(b) Nonqualified Option Plan dated May 19, 1984 (incorporated by reference to the Company's Registration Statement on Form S-2; File No. 2-85303).

           10(c) Employment Agreement, dated April 20, 1991 between the Company and Lawrence M. Coss (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

           10(d) Green Tree Financial Corporation 1987 Stock Option
                 Plan (incorporated by reference to the Company's
                 Registration Statement on Form S-4; File No.
                 33-42249).

               10(e) Green Tree Financial Corporation Key Executive Stock Bonus
                     Plan (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

               10(f) 1987 Supplemental Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

               10(g) Master Repurchase Agreement dated as of August 1, 1990 between Green Tree Finance Corp.-Three and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; File No. 0-11652).

               10(h) Warehousing Credit Agreement dated as of November 30,
                     1990 among Green Tree Financial Corporation and certain
                     banks and First Bank National   Association, Administrative
                     Agent (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; File No. 0-11652); as amended by a Consent and Third Amendment to Warehousing Credit Agreement dated November 27, 1991 (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249); as amended by a Consent to Warehousing Credit Agreement dated
                     February 13, 1992   (incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1991; File No. 0-11652); as amended by Fourth Amendment to Warehousing Credit Agreement dated November 30,1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652).

               10(i) Master Repurchase Agreement dated as of May 17, 1991 between Green Tree Finance Corp.-Four and First Boston Mortgage Capital Corp. (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

               10(j) Insurance and Indemnity Agreement dated as of February 13,
                     1992 among Green Tree Financial Corporation, MaHCS Guaranty Corporation and Financial Security Assurance Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991; File No. 0-11652).

           10(k) Master Repurchase Agreement dated as of October 15, 1992 between Green Tree Finance Corp.-Five and Lehman Commercial Paper, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652).

           10(l) 401(k) Plan Trust Agreement effective as of October 1,
                 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652).

           10(m) Green Tree Financial Corporation 1992 Supplemental Stock
                 Option Plan (filed herewith).

           11(a) Computation of Primary Earnings Per Share (filed herewith).

           11(b) Computation of Fully Diluted Earnings per Share (filed herewith).

           12 Computation of Ratio of Earnings to Fixed Charges (filed herewith).

           22    Subsidiaries of the Registrant (filed herewith).

           24    Consent of KPMG Peat Marwick (filed herewith).

           25    Powers of Attorney (filed herewith).

     PURSUANT TO ITEM 601(b)(4) OF REGULATION S-K, THERE HAS BEEN EXCLUDED FROM THE EXHIBITS FILED PURSUANT TO THIS REPORT, INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF THE COMPANY WHERE THE TOTAL AMOUNT OF THE SECURITIES AUTHORIZED UNDER SUCH INSTRUMENTS DOES NOT EXCEED TEN PERCENT OF THE TOTAL ASSETS OF THE COMPANY. THE COMPANY HEREBY AGREES TO FURNISH A COPY OF ANY SUCH INSTRUMENTS TO THE COMMISSION UPON REQUEST.

       (b)  Reports on Form 8-K

            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Green Tree Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREEN TREE FINANCIAL CORPORATION


     By:  /s/Lawrence M. Coss             By:  /s/John W. Brink
          -----------------------              ---------------------------
          Lawrence M. Coss                     John W. Brink
           Chairman, President and              Executive Vice President,
           Chief Executive Officer               Treasurer and Chief
           (principal executive                  Financial Officer
           officer)                              (principal financial
                                                 officer)

                                          By:  /s/Robley D. Evans
                                               ---------------------------
                                               Robley D. Evans
                                                Vice President and
                                                Controller (principal
                                                accounting officer)


     Dated: March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     /s/Lawrence M. Coss
     -------------------------------
     Lawrence M. Coss, Director           March 28, 1994

     /s/Richard G. Evans
     -------------------------------
     Richard G. Evans, Director           March 28, 1994

     /s/Robert D. Potts
     -------------------------------
     Robert D. Potts, Director            March 28, 1994


                                          By:  /s/Richard G. Evans
                                               ---------------------------
                                               Richard G. Evans,
                                               Attorney-in-Fact
     C. Thomas May, Jr., Director    )         Dated: March 28, 1994
                                     )
     W. Max McGee, Director          )
                                     )
     Robert S. Nickoloff, Director   )
                                     )
     Kenneth S. Roberts, Director    )

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
             -----------------------------------------------------

                     Balance at                           Balance at                Balance at
                    December 31,               Amount    December 31,    Amount    December 31,
                        1990      Additions  collected       1991      collected       1992
                    ------------  ---------  ----------  ------------  ----------  ------------

Boyle, Greg             $310,825    $10,000  $ (20,825)      $300,000  $(300,000)             0

Evans, Richard           215,877               (15,877)       200,000   (200,000)             0

Evans, Robley            119,205              (119,205)             0                         0

Hegstrom, Robert         385,125               (25,125)       360,000   (360,000)             0

Imsdahl, James           200,371              (125,671)        74,700    (74,700)             0

Jordan, Hugh             108,381              (108,381)             0                         0

Roberts, Kenneth         500,000              (500,000)             0                         0


The above notes were executed by certain officers and directors of the Company to purchase Company stock or as personal loans. The stock certificates were held as collateral as long as the loans were outstanding. The notes were due on demand and carried an interest rate of prime plus 1/2% on personal loans, and on the stock loans, the greater of 6% or the Internal Revenue Service applicable federal rate for officer borrowings. No notes were executed during 1993.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------



                                                               Additions-
                                                   Balance at  reductions                 Balance at
                                                   beginning   to income                     end
Description                                        of period   recognized   Deductions    of period
- -------------------------------------------------  ----------  ----------  -------------  ----------
                                                             (thousands of dollars)
Valuation and qualifying
 accounts which are deducted
 from the assets
 to which they apply:
- -------------------------------------------------

Deferred service income:

 Year ended December 31, 1993                        $119,487    $ 68,238     $26,318(a)    $161,407

 Year ended December 31, 1992                         107,592      33,135      21,240(a)     119,487

 Year ended December 31, 1991                          65,564      59,536      17,508(a)     107,592


Reserves which support balance
 sheet caption reserves:
- -------------------------------------------------

Allowance for losses on contracts
 sold with recourse:

 Year ended December 31, 1993                         189,669      78,791      46,325(b)     222,135

 Year ended December 31, 1992                         134,681     105,357      50,369(b)     189,669

 Year ended December 31, 1991                          91,945      74,845      32,109(b)     134,681


Notes:

(a) Amortization and discount.
(b) Amounts charged off.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                      -----------------------------------

                                                        Weighted       Maximum      Average        Weighted
                                                         average        amount       amount         average
                                            Balance     interest     outstanding   outstanding     interest
        Category of aggregate               at end       rate at       during        during       rate during
        short-term borrowings              of period  end of period  the period   the period(2)  the period(3)
- -----------------------------------------  ---------  -------------  -----------  -------------  -------------
                                                                (dollars in thousands)
YEAR ENDED DECEMBER 31, 1993:
  Notes payable to banks (1)                 $ 1,275           4.31%    $ 53,650       $ 11,101           4.29%
  GNMA reverse repurchase agreements          21,171           3.63       52,779         20,834           3.38
  Merrill Lynch Mortgage Capital
    reverse repurchase agreement              73,995           4.66      400,595        118,583           3.80
  First Boston Mortgage Capital
    reverse repurchase agreement              22,250           4.13      205,750         63,392           3.79
  Lehman Commercial Paper
    reverse repurchase agreement              88,220           3.44      350,022        139,044           3.51

YEAR ENDED DECEMBER 31, 1992:
  Notes payable to banks (1)                   8,300           4.50       43,975          9,831           4.82
  GNMA reverse repurchase agreements              --             --       35,452          6,368           3.70
  Merrill Lynch Mortgage Capital
    reverse repurchase agreement              35,799           3.83      167,145         77,080           4.95
  First Boston Mortgage Capital
    reverse repurchase agreement                  --             --      100,000         55,651           4.40
  Lehman Commercial Paper
    reverse repurchase agreement              35,339           3.56      155,057         15,236           3.56

YEAR ENDED DECEMBER 31, 1991:
  Notes payable to banks (1)                  24,490           6.79       57,250         16,765           8.73
  GNMA reverse repurchase agreements              --             --       44,199          5,533           6.70
  Merrill Lynch Mortgage Capital
    reverse repurchase agreement              75,697           7.50      188,065         92,798           7.37
  First Boston Mortgage Capital
    reverse repurchase agreement                  --             --       94,600         24,187           7.04

Notes:

(1) These notes represent borrowings under committed lines of credit for contract financing. The calculations of the weighted average interest rates include commitment and usage fees on borrowings.

(2) Average amount outstanding during the period was computed by totaling the daily outstanding balances and dividing the sum by the number of days in the period.

(3) Weighted average interest rate during the period was computed by dividing the interest expense for the year by the average daily amount of outstanding borrowings.

                        GREEN TREE FINANCIAL CORPORATION

                       Securities and Exchange Commission

                                   Form 10-K
                 (For the Fiscal Year Ended December 31, 1993)

                                 EXHIBIT INDEX


     Exhibit No.         Exhibit                             Page No.
     -----------         -------                             --------
        10(m)          1992 Supplemental Stock Option Plan     62-66

        11(a)          Computation of Primary Earnings
                       Per Share                                  67

        11(b)          Computation of Fully Diluted
                       Earnings Per Share                         68

        12             Computation of Ratio of Earnings
                       to Fixed Charges                           69

        22             Subsidiaries of Registrant              70-71

        24             Consent of KPMG Peat Marwick               72

        25             Powers of Attorney                         73

                                                                  Exhibit 10(m).
                                                                  --------------
     GREEN TREE ACCEPTANCE, INC.
     1992 SUPPLEMENTAL STOCK OPTION PLAN


     1.  Purpose of Plan.
         ---------------

       This Plan shall be known as the "Green Tree Acceptance, Inc. 1992 Supplemental Stock Option Plan" and is hereinafter referred to as the "Plan." The purpose of the Plan is to attract and retain the services of experienced and knowledgeable non-employee directors of Green Tree Acceptance, Inc. (the "Company") and to provide additional incentive for such directors to increase their interest in the Company's long term success and progress. Options granted under this Plan shall be non-qualified stock options which do not qualify as Incentive Stock Options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

     2.  Stock Subject to Plan.
         ---------------------

       Subject to the provisions of Section 11 hereof, the stock to be subject to options under the Plan (the "Shares") shall be the Company's authorized Common Stock, par value $0.01 per share (the "Common Stock"). Such shares will be authorized but unissued shares. Subject to adjustment as provided in Section 11 hereof, the maximum number of shares on which options may be exercised under this Plan shall be 50,000 shares. If an option under the Plan expires, or for any reason is terminated or unexercised with respect to any Shares, such Shares shall again be available for options thereafter granted during the term of the Plan.

     3.  Administration of Plan.
         ----------------------

       The Plan shall be administered by the Board of Directors of the Company. The Board of Directors shall have plenary authority in its discretion, but subject to the express provisions of this Plan, to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to the Plan, and to make all other determinations necessary or advisable for the administration of the Plan. The Board of Directors' determinations on the foregoing matters shall be final and conclusive.

     4.  Eligibility.
         -----------

       An "Eligible Director" shall be a director of the Company who is not otherwise an employee of the Company or any subsidiary of the Company; provided, however, that so long as any director of the Company is serving as a representative of another organization and any options issued to such director under the Plan are required to be remitted to such organization, such director shall not be deemed to be an Eligible Director for purposes of the Plan.

     5.  Grant of Options.
         ----------------

       Upon approval of the Plan by the Board of Directors, but subject to approval of the Plan by the stockholders of the Company pursuant to Section 14 hereof, each Eligible Director who completes a full fiscal quarter of service as a director of the Company after December 31, 1992 shall automatically be granted on the last business day of each such quarter an option to acquire 500 Shares under the Plan.

     6.  Price.
         -----

       The option price for all options granted under the Plan shall be the fair market value of the Shares covered by the option at the time the option is granted. For the purpose of the preceding sentence and for all other valuation purposes under the Plan, the "fair market value" of the Common Stock as of any date shall be (i) the closing price of the Common Stock on such date, as reported on the consolidated reporting system for the New York Stock Exchange or such other national securities exchange as is then the primary exchange for trading in the Common Stock, or (ii) if the Common Stock is not then listed on a national securities exchange, the last sale price or highest closing bid price (whichever is applicable) as reported on the National Association of Securities Dealers Automated Quotation System. If, on the date of determination of fair market value, the Common Stock is not publicly traded, the Board of Directors shall make a good faith attempt to determine the fair market value of the Common Stock as required by this
     Section 6 and in connection therewith shall take such action as it deems necessary or advisable.

     7.  Term.
         ----

       Each option and all rights and obligations thereunder shall, subject to the provisions of Section 9 herein, expire ten (10) years from the date of granting of the option.

     8.  Exercise of Option.
         ------------------

       (a) Options granted under the Plan shall not be exercisable for a period of six months after the date of grant, or until stockholder approval of the Plan has been obtained, whichever occurs later, but thereafter will be exercisable in full at any time or from time to time during the term of the option, subject to the provisions of Section 9 hereof.

       (b) The exercise of any option granted hereunder shall only be effective at such time as counsel to the Company shall have determined that the issuance and delivery of Common Stock pursuant to such exercise will not violate any state or federal securities or other laws. An optionee desiring to exercise an option may be required by the Company, as a condition of the effectiveness of any exercise of an option granted hereunder, to agree in writing that all Common Stock to be acquired pursuant to such exercise shall be held for his or her own account without a view to any further distribution thereof, that the certificates for such shares shall bear an appropriate legend to that effect and that such shares will not be transferred or disposed of except in compliance with applicable federal and state securities laws.

       (c) An optionee electing to exercise an option shall give written notice to the Company of such election and of the number of Shares subject to such exercise. The full purchase price of such Shares shall be tendered with such notice of exercise. Payment shall be made to the Company either (i) in cash (including check, bank draft or money order), or (ii) by delivering shares of Common Stock already owned by the optionee having a fair market value equal to the full purchase price of the Shares, or (iii) by any combination of cash and such shares; provided, however, that an optionee shall not be entitled to tender shares of Common Stock pursuant to successive, substantially simultaneous exercises of options granted under this or any other stock option plan of the Company. For purposes of the preceding sentence, the "fair market value" of such tendered shares shall be determined as provided in Section 6 herein as of the date of exercise. Until such person has been issued the Shares subject to such exercise, he or she shall possess no rights as a stockholder with respect to such Shares.

     9.   Effect of Termination of Directorship or Death or Disability.
          ------------------------------------------------------------

       (a) In the event that an optionee shall cease to be a director of the Company for any reason other than removal for cause due to his or her serious misconduct or his or her death or disability, such optionee shall have the right to exercise the option at any time within seven months after such termination of directorship to the extent of the full number of Shares he or she was entitled to purchase under the option on the date of termination, subject to the condition that no option shall be exercisable after the expiration of the term of the option.

       (b) In the event that an optionee shall be removed for cause as a director of the Company by reason of his or her serious misconduct during the course of his or her service as a director of the Company, the option shall be terminated as of the date of the misconduct.

       (c) If the optionee shall die while serving as a director of the Company or within three months after termination of his or her directorship for any reason other than removal for cause due to his or her serious misconduct, or become disabled (as determined by the Board of Directors in its sole discretion) while serving as a director of the Company and such optionee shall not have fully exercised the option, such option may be exercised at any time within twelve months after his or her death or disability by the personal representatives, administrators, or, if applicable, guardian, of the optionee or by any person or persons to whom the option is transferred by will or the applicable laws of descent and distribution, to the extent of the full number of shares he or she was entitled to purchase under the option on the date of death, disability, or termination of directorship, if earlier, and subject to the condition that no option shall be exercisable after the expiration of the term of the option.

     10.  Non-Transferability.
          -------------------

       No option granted under the Plan shall be transferable by the optionee, otherwise than by will or the laws of descent and distribution as provided in Section 9(c) herein. Except as provided in Section 9(c) herein with respect to disability of the optionee, during the lifetime of an optionee the option shall be exercisable only by such optionee.

     11.  Dilution or Other Adjustments.
          -----------------------------

       If there shall be any change in the Common Stock through merger, consolidation, reorganization, recapitalization, stock dividend (of whatever amount), stock split or other change in the corporate structure, appropriate adjustments in the Plan and outstanding options shall be made by the Board of Directors. In the event of any such changes, adjustments shall include, where appropriate, changes in the aggregate number of shares subject to the Plan, the number of shares and the price per share subject to outstanding options in order to prevent dilution or enlargement of option rights.

     12.  Amendment or Discontinuance of Plan.
          -----------------------------------

       The Board of Directors may amend or discontinue the Plan at any time. However, subject to the provisions of Section 11 no amendment of the Plan shall, without stockholder approval: (i) increase the maximum number of Shares with respect to which options may be granted under the Plan as provided in Section 2 hereof, (ii) modify the eligibility requirements for participation in the Plan as provided in Section 4 hereof, or (iii) change the date of grant or exercise price of, or the number of Shares subject to, options granted or to be granted to

     Eligible Directors, as provided in Sections 5 and 6 hereof. The Board of Directors shall not alter or impair any option theretofore granted under the Plan without the consent of the holder of the option. Notwithstanding any other provision of the Plan or any option, without the approval of stockholders of the Company, no such amendment shall be made that, absent such approval, would cause the exemptions of Rule 16b-3 to become unavailable with respect to the options hereunder or with respect to the ability of the Eligible Directors to satisfy the disinterested person requirements of Rule 16b-3 in administering any other stock-based compensation plan of the Company (this limitation on amendments to the Plan shall include, without limitation, a prohibition on any contemplated amendment within six months of any prior amendment, other than to comport with changes in the Code, the Employee Retirement Income Security Act, or the rules thereunder).

     13.  Time of Granting.
          ----------------

       Nothing contained in the Plan or in any resolution adopted or to be adopted by the Board of Directors or by the stockholders of the Company, and no action taken by the Board of Directors (other than the execution and delivery of an option), shall constitute the granting of an option hereunder.

     14.  Effective Date and Termination of Plan.
          --------------------------------------

       (a) The Plan was approved by the Board of Directors on March 10, 1992 and shall be approved by the stockholders of the Company within twelve (12) months thereafter. The effective date of the Plan shall be the date of stockholder approval.

       (b) Unless the Plan shall have been discontinued as provided in Section 12 hereof, the Plan shall terminate on December 31, 1997. No option may be granted after such termination, but termination of the Plan shall not, without the consent of the optionee, alter or impair any rights or obligations under any option theretofore granted.

                                                                  Exhibit 11.(a)
                                                                  --------------
               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                   COMPUTATION OF PRIMARY EARNINGS PER SHARE
                   -----------------------------------------


                                           Year ended December 31
                                   ---------------------------------------
                                       1993          1992         1991
                                   ------------  ------------  -----------
Earnings before
  extraordinary loss               $116,423,000 $ 72,472,000   $56,688,000
Extraordinary loss on
  debt exchange                              --  (17,457,000)           --
                                   ------------ ------------   -----------
Net earnings                        116,423,000   55,015,000    56,688,000
Less cumulative dividends
  on preferred stock                         --    1,995,000     9,310,000
                                   ------------ ------------   -----------
                                   $116,423,000 $ 53,020,000   $47,378,000
                                   ============ ============   ===========

Weighted average number of
 common and common equivalent
 shares outstanding:
  Weighted average common
   shares outstanding                31,297,576   28,852,762    23,418,712
  Dilutive effect of stock
   options after application
   of treasury-stock method             889,833      347,208       222,734
                                   ------------ ------------   -----------
                                     32,187,409   29,199,970    23,641,446
                                   ------------ ------------   -----------

Earnings per share:
  Earnings before extraordinary
   loss                            $       3.62 $       2.41   $      2.00
  Extraordinary loss on debt
   exchange                                  --         (.59)           --
                                   ------------ ------------   -----------
  Net earnings                     $       3.62 $       1.82   $      2.00
                                   ============ ============   ===========

                                                                  Exhibit 11.(b)
                                                                  --------------
               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                -----------------------------------------------


                                           Year ended December 31
                                   ---------------------------------------
                                       1993          1992         1991
                                   ------------  ------------  -----------

Earnings before
  extraordinary loss               $116,423,000 $ 72,472,000   $56,688,000
Extraordinary loss on
  debt exchange                              --  (17,457,000)           --
                                   ------------ ------------   -----------
Net earnings                        116,423,000   55,015,000    56,688,000
Less cumulative dividends
  on preferred stock                         --    1,995,000     9,310,000
                                   ------------ ------------   -----------
                                   $116,423,000 $ 53,020,000   $47,378,000
                                   ============ ============   ===========

Weighted average number of
 common and common equivalent
 shares outstanding:
  Weighted average common
   shares outstanding                31,297,576   28,852,762    23,418,712
  Dilutive effect of stock
   options after application
   of treasury-stock method
   assuming full dilution               943,756      347,208       260,894
                                   ------------ ------------   -----------
                                     32,241,332   29,199,970    23,679,606
                                   ------------ ------------   -----------

Earnings per share:
  Earnings before extraordinary
   loss                            $       3.61 $       2.41   $      2.00
  Extraordinary loss on debt
   exchange                                  --         (.59)           --
                                   ------------ ------------   -----------
  Net earnings                     $       3.61 $       1.82   $      2.00
                                   ============ ============   ===========

                                                                     Exhibit 12.
                                                                     -----------


               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
               -------------------------------------------------




                                             Year ended December 31
                    -------------------------------------------------------------------------
                           1993             1992          1991          1990         1989
                    ------------------  ------------  ------------  ------------  -----------
Earnings:
 Earnings before
  income taxes            $200,537,000  $118,806,000  $ 92,176,000  $ 59,418,000  $47,733,000

Fixed charges:
 Interest                   51,155,000    44,868,000    48,957,000    51,193,000   44,147,000
 One-third rent              1,483,000     1,652,000     1,467,000       812,000      780,000
                          ------------  ------------  ------------  ------------  -----------
                            52,638,000    46,520,000    50,424,000    52,005,000   44,927,000
                          ------------  ------------  ------------  ------------  -----------
                          $253,175,000  $165,326,000  $142,600,000  $111,423,000  $92,660,000
                          ============  ============  ============  ============  ===========

Fixed charges:
 Interest                 $ 51,155,000  $ 44,868,000  $ 48,957,000  $ 51,193,000  $44,147,000
 One-third rent              1,483,000     1,652,000     1,467,000       812,000      780,000
                          ------------  ------------  ------------  ------------  -----------
                          $ 52,638,000  $ 46,520,000  $ 50,424,000  $ 52,005,000  $44,927,000
                          ============  ============  ============  ============  ===========

Ratio of earnings
  to fixed charges (1)            4.81          3.55          2.83          2.14         2.06
                                  ====          ====          ====          ====         ====


(1) For purposes of computing the ratios, earnings consist of earnings before income taxes plus fixed charges.

                                                                     Exhibit 22.
                                                                     -----------
                        GREEN TREE FINANCIAL CORPORATION
                                  SUBSIDIARIES

     The following is a list of the Company's subsidiaries which are all owned 100% by Green Tree Financial Corporation who is the ultimate or immediate parent:

                                                     STATE OF
     NAME OF SUBSIDIARY                            INCORPORATION
     ------------------                            -------------

     Green Tree Financial Corp.- Kentucky             Delaware

     Green Tree Financial Corp.- Louisiana            Delaware

     Green Tree Financial Corp. - Mississippi         Delaware

     Green Tree Financial Corp.- North Carolina       Delaware

     Green Tree Financial Corp.- Ohio                 Delaware

     Green Tree Financial Corp.- Texas                Delaware

     Green Tree Credit Corp.                          New York

     Green Tree Consumer Discount Company             Pennsylvania

     Consolidated Acceptance Corporation              Nevada

     Rice Park Properties Corporation                 Minnesota

     Woodgate Consolidated Incorporated               Texas

     Woodgate Utilities Incorporated                  Texas

     Woodgate Place Owners Association                Texas

     Green Tree Finance Corp.-One                     Minnesota

     Green Tree Finance Corp.-Two                     Minnesota

     Green Tree Finance Corp.-Three                   Minnesota

     Green Tree Finance Corp.-Four                    Minnesota

     Green Tree Finance Corp.-Five                    Minnesota

     Green Tree Agency, Inc.                          Minnesota

     Green Tree Agency of Montana, Inc.               Montana

     Green Tree Agency of Nevada, Inc.                Nevada

     GTA Agency, Inc.                                 New York

                                                      STATE OF
     NAME OF SUBSIDIARY                            INCORPORATION
     ------------------                            -------------

     Crum-Reed General Agency, Inc.                   Texas

     Green Tree Life Insurance Company                Arizona

     Consolidated Casualty Insurance Company          Arizona

     Green Tree Guaranty Corporation                  Minnesota

     Green Tree Vehicles Guaranty Corporation         Minnesota

     MaHCS Guaranty Corporation                       Delaware

     Green Tree Manufactured Housing Net Interest
     Margin Finance Corp. I                           Delaware

     Green Tree Manufactured Housing Net Interest
     Margin Finance Corp. II                          Delaware

                                                                      Exhibit 24
                                                                      ----------


             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------


The Board of Directors
Green Tree Financial Corporation:

We consent to incorporation by reference of our report dated March 22, 1994, relating to the consolidated balance sheets of Green Tree Financial Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 Form 10-K of Green Tree Financial Corporation, and in the following Registration Statements of Green Tree Financial Corporation: No. 33-26498 on Form S-8/S-3, No. 2-88293 on Form S-8, No. 33-51804 on Form S-3 and
No. 33-50527 on Form S-3/S-11.

KPMG Peat Marwick



Minneapolis, Minnesota
March 22, 1994

                                                                     Exhibit 25.
                                                                     -----------


                               POWER OF ATTORNEY

       KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lawrence M. Coss and Richard G. Evans, and each or either one of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution for him and in his name, place, and stead, in any and all capacities, to sign the 1993 Annual Report on Form 10-K of Green Tree Financial Corporation, and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s), and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or either of them, or his or their substitutes, may lawfully do or cause to be done by virtue hereof.


             SIGNATURE                                   DATE
             ---------                                   ----


     /s/ C. Thomas May, Jr.
     -------------------------                      February 22, 1994
     C. Thomas May, Jr.


     /s/ W. Max McGee
     -------------------------                      February 22, 1994
     W. Max McGee


     /s/ Robert S. Nickoloff
     -------------------------                      February 22, 1994
     Robert S. Nickoloff


     /s/ Kenneth S. Roberts
     -------------------------                      February 22, 1994
     Kenneth S. Roberts