Form 10-Q
period 1994-03-31
GREEN TREE FINANCIAL CORP
filed 1994-05-13
CIK 890175

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   MARCH 31, 1994
                                                 --------------

                                       OR

        {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to  _____________

                       Commission file number   0-11652
                                                -------

                        GREEN TREE FINANCIAL CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                    41-1263905
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA   55102-1639
- - --------------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)

       Registrant's telephone number, including area code: (612) 293-3400
                                                           --------------

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X       NO
                               -------       -------

AS OF MARCH 31, 1994, 33,677,661 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1994

                                     INDEX

PART  I--       FINANCIAL INFORMATION                    PAGE

     Item 1.    Financial Statements                       3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 8

PART II--       OTHER INFORMATION

     Item 1.    Legal Proceedings                         15

     Item 2.    Changes in Securities                     15

     Item 3.    Defaults Upon Senior Securities           15

     Item 4.    Submission of Matters to a Vote of
                Security Holders                          15

     Item 5.    Other Information                         15

     Item 6.    Exhibits and Reports on Form 8-K          15

SIGNATURES                                                16

EXHIBIT INDEX                                             17

Exhibit 10(g).  Amendment to the Master Repurchase
                Agreement between Green Tree Finance
                Corp.-Three and Merrill Lynch Mortgage
                Capital Inc. dated May 10, 1993.          18

Exhibit 10(h).  Sixth Amendment to Warehousing Credit
                Agreement dated November 30, 1993;
                and Seventh Amendment to Warehousing
                Credit Agreement dated April 11, 1994.    19

Exhibit 10(j).  Amended and Restated Insurance and
                Indemnity Agreement among Financial
                Security Assurance Inc., MaHCS Guaranty
                Corporation and Green Tree Financial
                Corporation dated March 11, 1994          41

Exhibit 11.     Computation of Per Share Amounts         117

Exhibit 12.     Computation of Ratio of Earnings to
                Fixed Charges                            118

  PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                         March 31,1994   December 31,1993
                                         --------------  -----------------
                                          (unaudited)
Assets:
 Cash and cash equivalents              $  387,237,000    $  170,674,000
 Cash deposits, restricted                 141,323,000       124,817,000
 Other investments                          20,264,000        19,016,000
 Receivables:
   Excess servicing rights                 293,861,000       843,489,000
   Other accounts receivable               186,258,000        58,604,000
 Contracts, GNMA certificates
   and collateral                          429,777,000       495,225,000
 Property, furniture and
   fixtures                                 28,793,000        23,275,000
 Other assets                                4,367,000         4,402,000
                                        --------------    --------------
     Total assets                       $1,491,880,000    $1,739,502,000
                                        ==============    ==============


Liabilities and Stockholders' Equity:
   Notes payable                        $           --    $  206,911,000
   Senior notes                             26,650,000        26,650,000
   Senior subordinated notes
     due 2002                              262,526,000       262,435,000
   Senior subordinated
     debentures due 1995                    19,211,000        19,008,000
   Allowance for losses on
     contracts sold with
     recourse                               42,220,000       222,135,000
   Accounts payable and
     accrued liabilities                   147,374,000       103,598,000
   Investor payable                        171,549,000       139,655,000
   Income taxes, principally
     deferred                              230,814,000       209,681,000
                                        --------------    --------------
       Total liabilities                   900,344,000     1,190,073,000

   Common stock, $.01 par;
     authorized 50,000,000
     shares,issued and
     outstanding 33,677,661
     shares (1994) and
     33,517,392 shares (1993)                  337,000           335,000
   Additional paid-in capital              293,502,000       286,731,000
   Retained earnings                       297,697,000       262,363,000
                                        --------------    --------------
       Total stockholders'
         equity                            591,536,000       549,429,000
                                        --------------    --------------
                                        $1,491,880,000    $1,739,502,000
                                        ==============    ==============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                               Three Months Ended March 31
                               ---------------------------
                                   1994           1993
                               ------------   ------------
Income:
  Net gains on contract sales  $ 83,569,000   $ 45,125,000
  Provision for losses on
    contract sales              (24,297,000)   (12,444,000)
  Interest                       29,776,000     21,687,000
  Service                         9,299,000      7,215,000
  Commissions and other           6,451,000      5,062,000
                               ------------   ------------
                                104,798,000     66,645,000

Expenses:
  Interest                       13,294,000     11,477,000
  Cost of servicing               6,714,000      6,159,000
  General and administrative     20,637,000     12,844,000
                               ------------   ------------
                                 40,645,000     30,480,000
                               ------------   ------------

Earnings before income taxes     64,153,000     36,165,000

Income taxes                     25,661,000     14,104,000
                               ------------   ------------

Net earnings                   $ 38,492,000   $ 22,061,000
                               ============   ============

Earnings per common and
  common equivalent share             $1.11           $.71
                                      =====           ====

Weighted average common and
  common equivalent shares
  outstanding                    34,567,670     31,198,949

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                          Three Months Ended March 31
                                          ----------------------------
                                              1994            1993
                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Servicing fees and net interest
    payments collected                   $  18,047,000   $  51,311,000
 Net proceeds from sale of net
    interest margin certificates           493,600,000              --
 Net principal payments collected           16,232,000      10,746,000
 Interest on contracts and
    GNMA certificates                       20,476,000       7,537,000
 Interest on cash and investments            1,640,000       1,271,000
 Commissions                                 6,180,000       3,842,000
 Other                                         433,000         963,000
                                         -------------   -------------
                                           556,608,000      75,670,000

 Cash paid to employees and suppliers      (29,052,000)    (17,698,000)
 Defeasance payments                                --      (8,678,000)
 Interest paid on debt                      (6,022,000)     (3,213,000)
 Repossession losses net of recoveries        (434,000)    (10,776,000)
 FHA insurance premiums                       (460,000)     (4,147,000)
 Income taxes paid                          (4,410,000)       (174,000)
                                         -------------   -------------
                                           (40,378,000)    (44,686,000)
                                         -------------   -------------
 NET CASH PROVIDED BY OPERATIONS           516,230,000      30,984,000

 Purchase of contracts held for sale      (671,142,000)   (348,369,000)
 Proceeds from sale of contracts
    held for sale                          589,989,000     309,991,000
 Principal collections on contracts
    held for sale                           17,959,000       8,025,000
 Floorplan loans disbursed                  (6,926,000)             --
 Principal collections on
    floorplan loans                          4,055,000              --
 Cash deposits provided                    (25,005,000)     (3,210,000)
 Cash deposits returned                      8,498,000         935,000
                                         -------------   -------------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                      433,658,000      (1,644,000)
                                         -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, furniture
    and fixtures                            (6,531,000)     (6,424,000)
 Purchase of investment securities          (1,247,000)        (89,000)
                                         -------------   -------------
NET CASH USED FOR INVESTING ACTIVITIES      (7,778,000)     (6,513,000)
                                         -------------   -------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                             Three Months Ended March 31
                                            -----------------------------
                                                 1994            1993
                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on credit facilities              569,689,000     301,565,000
 Repayments on credit facilities             (776,600,000)   (279,333,000)
 Common stock issued                              751,000         483,000
 Dividends paid                                (3,157,000)     (2,478,000)
                                            -------------   -------------
NET CASH (USED FOR) PROVIDED BY
 FINANCING ACTIVITIES                        (209,317,000)     20,237,000
                                            -------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS     216,563,000      12,080,000

CASH AND CASH EQUIVALENTS BEGINNING
 OF PERIOD                                    170,674,000     133,435,000
                                            -------------   -------------

CASH AND CASH EQUIVALENTS END OF PERIOD     $ 387,237,000   $ 145,515,000
                                            =============   =============

RECONCILIATION OF NET EARNINGS
 TO NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
 Net earnings                               $  38,492,000   $  22,061,000
 Provision for income taxes                    25,661,000      14,104,000
 Depreciation and amortization                  1,925,000       1,137,000
 Net proceeds from sale of net interest
   margin certificates                        493,600,000              --
 Net contract payments collected,less
   excess servicing rights recorded           (41,440,000)     (5,945,000)
 Amortization of deferred service income         (986,000)     (5,866,000)
 Amortization of present value discount        (7,552,000)    (12,836,000)
 Net increase in cash deposits                (16,507,000)     (2,275,000)
 Purchase of contracts held for sale, net
   of sales and principal collections         (63,195,000)    (30,353,000)
 Floorplan loans disbursed, net of
   principal collections                       (2,871,000)             --
 Net discount on sale of loans                  6,887,000       2,693,000
 Increase in interest payable                   6,714,000       7,809,000
 Other                                         (7,070,000)      7,827,000
                                            -------------   -------------

NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                       $ 433,658,000   $  (1,644,000)
                                            =============   =============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


A. Basis of Presentation

The interim financial statements have been prepared by Green Tree Financial Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Certain reclassifications have been made to the March 31, 1993 financial statements to conform to the classifications used in the March 31, 1994 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of March 31, 1994, the results of its operations for the three-month periods ended March 31, 1994 and 1993, and its cash flows for the three-month periods ended March 31, 1994 and 1993.

B. Excess Servicing Rights Receivable

Excess servicing rights receivable consists of:

                                  March 31, 1994   December 31, 1993
                                  --------------   -----------------
                                   (unaudited)
  Gross cash flows receivable
    on contracts sold             $ 310,577,000     $2,307,735,000

  Less:
    Prepayment reserve             (101,129,000)      (761,732,000)
    FHA insurance and other fees    (11,461,000)       (83,706,000)
    Deferred service income         (26,206,000)      (161,407,000)
    Discount to present value       (40,324,000)      (457,401,000)

  Subordinated certificates         162,404,000                 --
                                  -------------     --------------
                                  $ 293,861,000     $  843,489,000
                                  =============     ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company originates conditional sales contracts for manufactured homes ("MH"), home improvements ("HI") and special products ("SP"). The Company also markets physical damage and term life insurance relating to the customers' contracts it services, and acts as servicer on manufactured housing contracts originated by other lenders.

The Company records "net gains on contract sales" at the time of sale of its contracts and defers service income, recognizing it as servicing is performed. The Company's net gains on contract sales are an amount equal to the present value of the expected excess servicing rights receivable to be collected during the term of the contracts, plus or minus any premiums or discounts realized on the sale of the contracts and less any selling expenses. "Excess servicing rights receivable" represents cash expected to be received by the Company over the life of the contracts less portions of future cash flows from certain pools which have been sold by the Company in the form of net interest margin certificates (the "certificates"). The subordinated certificates retained by the Company from these sales are included in excess servicing rights receivable. Excess servicing rights receivable, excluding the subordinated certificates, is calculated by aggregating the contractual payments to be received pursuant to the contracts and subtracting: (i) the estimated amount to be remitted to the investors/owners of the contracts, (ii) the estimated amount that will not be collected as a result of prepayments, (iii) the estimated amount to be remitted for FHA insurance and other credit enhancement fees and (iv) the estimated amount that represents deferred service income. Deferred service income represents the amount that will be earned by the Company for servicing the contracts. Concurrently with recognizing such gains, the Company also records the present value of excess servicing rights as an asset on the Company's balance sheet. The excess servicing rights receivable is calculated using prepayment, default, and interest rate assumptions that the Company believes market participants would use for similar instruments. The excess servicing rights receivable has not been reduced for expected losses under recourse provisions of the sales, but such rights are subordinated to the rights of investors/owners of the contracts. The Company believes that the excess servicing rights receivable recognized at the time of sale does not exceed the amount that would be received if it were sold in the marketplace. The Company records the amount to be remitted to the investors/owners of the contracts or investor certificates for the activity related to the current month, payable the next month, as "investor payable" and it is shown separately as a liability on the Company's balance sheet.

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

The Company's expectations used in calculating its excess servicing rights receivable and allowance for losses on contracts sold with recourse are subject to volatility that could materially affect operating results. Prepayments resulting from obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects. The Company recognizes the impact of adverse prepayment and loss experience by recording a charge to earnings immediately. The Company reflects favorable portfolio experience prospectively as realized.

Results of Operations:

The following tables show, for the periods indicated, (i) certain income and expense items as a percentage of income for the quarters ended March 31, 1994 and 1993, and (ii) the percentage change in income, expenses and earnings for the Company's three-month period ended March 31, 1994 as compared to the same period of 1993.

                                  As a percentage              Three-month
                                   of income for             period-to-period
                                 the quarter ended          increase (decrease)
                                      March 31,                  March 31,
                                1994            1993           1993 to 1994
                            ----------------------------  ----------------------
Income:
 Net gains on contract
   sales                       79.7%            67.7%              85.2%
 Provision for losses on
   contract sales             (23.2)           (18.7)              95.3
 Interest                      28.4             32.5               37.3
 Service                        8.9             10.8               28.9
 Commissions and other          6.2              7.7               27.4
Expenses:
 Interest                      12.7             17.2               15.8
 Cost of servicing              6.4              9.2                9.0
 General and
   administrative              19.7             19.3               60.7
Earnings before income
 taxes                         61.2             54.3               77.4
Net earnings                   36.7             33.1               74.5

Net gains on contract sales increased 85.2% in the first quarter of 1994 over the same period in 1993 as the dollar volume of contracts originated and sold rose. For the quarter ended March 31, 1994, total contract sales increased $405,740,000, or 130.4%. Also contributing to the increase in net gains on contract sales in the first quarter of 1994 was an increase in the average contract size and term due to a shift in the Company's manufactured home financing to more expensive multi-section homes and land-and-home contracts. The effect of these increases in net gains on contract sales was partially offset by decreased interest rate spreads on contracts sold.

The 95.3% increase in the provision for losses on contract sales in the first quarter of 1994 also reflects the higher dollar volume of contracts sold. This increase in the provision was offset in part by the change in the first quarter sales mix to a higher dollar volume of HI contracts sold and the improvement in the Company's loan performance.

In March 1994, the Company sold through a public transaction approximately $508,000,000 of securitized net interest margin certificates. The certificates represent 78% of the estimated present value of future excess servicing cash flows from certain pools of manufactured housing contracts sold by the Company between 1978 and 1993. The estimated present value of these future excess servicing cash flows were recorded on the Company's December 31, 1993 balance sheet as part of "Excess servicing rights receivable," "Contracts, GNMA certificates and collateral" and "Allowance for losses on contracts sold with recourse." The remaining 22%, which represents the subordinated certificates, is held by the Company and recorded as part of excess servicing rights receivable. The combined interest rate on the certificates sold and the market rate (based on market comparisons at the time of sale of the net interest margin certificates) on the subordinated certificates retained was less than the discount rates the Company used to initially record the excess servicing rights receivable. Based on these market rates, the present value of the future excess servicing cash flows exceeded the carrying value by approximately $25,000,000, which is included in the Company's reserves related to its excess servicing rights receivable.

The following table sets forth the Company's contract originations and sales for the three-month periods ended March 31, 1994 and 1993. Dollar amounts are in thousands.

                                              Three-month
                                              period ended
                                                March 31,
                                       1994                   1993
                                       ----                   ----
             Originations:
              MH - Conventional      $594,516               $278,621
              MH - FHA/VA              30,256                 49,248
              HI                       59,727                 18,137
              SP                       18,074                  8,685
                                     --------               --------
               Total                 $702,573               $354,691
                                     ========               ========

             Sales:
              MH - Conventional      $561,614               $250,401
              MH - GNMA                21,287                 46,428
              HI                      134,097                 14,429
                                     --------               --------
               Total                 $716,998               $311,258
                                     ========               ========

The manufactured housing market experienced an increase in new home shipments during the first quarter of 1994 compared to 1993. The Company has benefited from the increase in the industry's shipments and has also increased its market share of contracts for new manufactured homes. The Company's dollar volume of manufactured housing contract originations rose 90.6% during the first quarter of 1994 over the same period in 1993. In addition to the increase in the number of contracts originated by the Company, the average contract size and term also increased due to a shift in the Company's manufactured home financing to more expensive multi-section homes and land-and-home contracts. Price increases by the MH manufacturers have also increased the Company's average contract size.

The Company's home improvement contract originations rose 229.3% in the first quarter of 1994. The Company's home improvement division has increased its servicing and marketing capabilities through additional staff and in the last year has more than doubled the number of established relationships with contractors and remodelers nationwide. This has given the Company an expanded network through which to market its home improvement financing, resulting in increased contract originations.

Interest income is realized from contracts held for sale, cash deposits and amortization of the present value discount established for the excess servicing rights receivable. Interest income grew 37.3% during the first quarter of 1994 compared to the same period in 1993 due primarily to interest earned on the increased dollar amount of contracts held for sale during the first quarter of 1994 compared to the same period in 1993. Interest income from the amortization of present value discount decreased in the first quarter of 1994 compared to 1993 due to the sale of the net interest margin certificates in March 1994.

The increase in service income of 28.9% during the first quarter of 1994 compared to the first quarter of 1993 resulted from the 32.8% growth in the Company's average servicing portfolio but was offset by the decline in servicing revenue on contracts originated by others. The average unpaid principal balance of contracts being serviced for others decreased 21.5% during the first quarter of 1994. The Company expects this decline in outside servicing to continue during 1994.

Commissions and other income, which represents commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, increased 27.4% during the first quarter of 1994. Income from insurance commissions increased 34.4% during this period over 1993 due to an increase in net written insurance premiums, while late fee income declined.

Interest expense increased 15.8% during the first quarter of 1994 as a result of the higher amount of average outstanding borrowings supporting the Company's increased contract inventory levels and a slightly higher average interest rate.

Cost of servicing increased 9% during the three-month period ended March 31, 1994 while the Company's total servicing portfolio grew 29.6%. The Company's cost of servicing as a percentage of contracts serviced decreased during the first quarter, compared to the same period in 1993.

General and administrative expenses rose 60.7% in the first quarter of 1994, however, as a percentage of revenue, these expenses have remained consistent with the first quarter of 1993. The dollar growth is due primarily to an increase in personnel and other origination costs related to the significant growth in the number of contracts the Company originated during the quarter.

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

Capital Resources and Liquidity:

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. Under certain securitized sales structures, bank letters of credit, surety bonds, cash deposits or other equivalent collateral are provided by the Company as credit enhancements. Certain senior/subordinated structures retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. In addition, the structure of each securitized sale depends, to a great extent, on conditions of fixed income markets at the time of sale, as well as cost considerations, availability and effectiveness of the various enhancement methods. During the first quarter of 1994, the Company used a senior/subordinated structure for its conventional manufactured home loan sale. The Company enhanced a portion of the subordinated piece with a corporate guarantee. The Company's first public home improvement loan sale in the first quarter of 1994 was a single class pass-through enhanced with a cash collateral account.

During March 1994, the Company added another liquidity source as it completed its first public sale of a significant portion of its excess servicing rights receivable. Net proceeds to the Company from the sale were approximately $494,000,000 and were used to pay down notes payable, with the remainder invested in marketable short-term securities.

Servicing fees and net interest payments collected, which has been the Company's principal source of cash, decreased during the three-month period ended March 31, 1994 as a result of the sale of the net interest margin certificates, the proceeds of which are shown separately on the Company's statement of cash flows. For the quarter ended March 31, 1994, servicing fees and net interest payments collected consist of servicing fees collected only from the net interest margin certificates, plus servicing fees and net interest payments on all existing HI and SP securitizations, the first quarter 1994 MH securitization and all of the GNMA pools since the beginning of 1994. Going forward, servicing fees and net interest payments collected will also include servicing fees on all future securitizations and GNMA pools in which the Company does not sell the related excess servicing rights. Likewise, repossession losses net of recoveries for the quarter ended March 31, 1994 consist of losses on existing HI and SP securitizations and the first quarter 1994 MH securitization and GNMA pools, and losses on the first five MH securitizations (1987 through the first quarter of 1988), as such losses have been excluded from the net interest margin certificate sale.

Net principal payments collected have been positive in each of the three-month periods ended March 31, 1994 and 1993 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

Interest on contracts and GNMA certificates in the first quarter of 1994 includes interest the Company received on the net interest margin certificates for the period they were held by the Company.

Defeasance structures were used on the Company's securitized sales in the fourth quarter of 1990 through the second quarter of 1992. The cash flows used to make these defeasance payments were sold as part of the net interest margin certificate sale. Going forward, defeasance payments will include only those payments made for future securitized sales which use a defeasance structure in which the Company does not sell the related excess servicing rights.

The Company has a $60,000,000 bank warehousing credit agreement for the purpose of financing its manufactured home, home improvement and motorcycle contract production under which $60,000,000 was available, subject to the availability of appropriate collateral, at March 31, 1994. This agreement expires November 30, 1994. In addition, the Company currently has $950 million in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At March 31, 1994, the Company had $950,000,000 available under these master repurchase agreements, subject to the availability of appropriate collateral. These agreements expire during 1994 and 1995. The Company believes, based on discussions with the lenders, that these agreements will be renewed.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See Part II, Item 8, Note I (Litigation), of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6. (A) EXHIBITS

            10(g).  Amendment to the Master Repurchase
                    Agreement between Green Tree Finance
                    Corp.-Three and Merrill Lynch Mortgage
                    Capital Inc. dated May 10, 1993.

            10(h).  Sixth Amendment to Warehousing Credit
                    Agreement dated November 30, 1993;
                    and Seventh Amendment to Warehousing
                    Credit Agreement dated April 11, 1994.

            10(j). Amended and Restated Insurance and Indemnity Agreement among Financial Security Assurance Inc., MaHCS Guaranty Corporation and Green Tree Financial Corporation dated March 11, 1994.


            11.     Computation of Per Share Amounts.

            12.     Computation of Ratio of Earnings to Fixed Charges.

        (B) REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  GREEN TREE FINANCIAL CORPORATION



DATE: May 13, 1994                /s/John W. Brink
                                  ------------------------------
                                  John W. Brink
                                  Executive Vice President,
                                   Treasurer and Chief Financial
                                   Officer



DATE: May 13, 1994                /s/Drew S. Backstrand
                                  ------------------------------
                                  Drew S. Backstrand
                                  Vice President and General
                                   Counsel

                                 EXHIBIT INDEX




Exhibit
Number    Exhibit                                                  Page
- - -------   -------                                                  ----

10(g).    Amendment to the Master Repurchase
          Agreement between Green Tree Finance
          Corp.-Three and Merrill Lynch Mortgage
          Capital Inc. dated May 10, 1993.                          18

10(h).    Sixth Amendment to Warehousing Credit
          Agreement dated November 30, 1993;
          and Seventh Amendment to Warehousing
          Credit Agreement dated April 11, 1994.                    19

10(j).    Amended and Restated Insurance and
          Indemnity Agreement among Financial
          Security Assurance Inc., MaHCS Guaranty
          Corporation and Green Tree Financial
          Corporation dated March 11, 1994.                         41

11.       Computation of Per Share Amounts.                        117

12.       Computation of Ratio of Earnings to
          Fixed Charges.                                           118

                                                                  Exhibit 10(g).


                         (ON MERRILL LYNCH LETTERHEAD)



May 10, 1993



Mr. John Brink
Senior Vice President, Treasurer and
 Chief Financial Officer
Green Tree Acceptance, Inc.
1100 Landmark Towers
St. Paul, Minnesota  55102-1639

Dear John:

This letter will confirm our conversation of May 7, 1993, extending our Reverse Repurchase Arrangement between Green Tree Finance Corporation and Merrill Lynch Mortgage Capital Inc. to June 30, 1994. Additionally, Merrill Lynch Mortgage Capital confirms an increase in the above to $400MM, from the previous level of $200MM.

John, I wish to thank you and Larry for allowing Merrill Lynch to be a part of the success that Green Tree has enjoyed over the last four years.

Should you require anything further please don't hesitate to call.

Sincerely,


GARY E. RUPERT

                                                                   EXHIBIT 10(h)

                                SIXTH AMENDMENT
                                       TO
                          WAREHOUSING CREDIT AGREEMENT


          SIXTH AMENDMENT TO WAREHOUSING CREDIT AGREEMENT ("this Sixth Amendment") dated as of November 30, 1993 among GREEN TREE FINANCIAL CORPORATION (formerly known as Green Tree Acceptance, Inc.) (the "Company"), a Minnesota corporation, FIRST BANK NATIONAL ASSOCIATION, a national banking association, and FIRSTAR BANK MILWAUKEE, N.A. (formerly known as First Wisconsin National Bank of Milwaukee), a national banking association (collectively, the "Banks") and FIRST BANK NATIONAL ASSOCIATION, as administrative agent for the Banks under the Credit Agreement hereafter referred to (in such capacity, the "Agent").

          WITNESSETH, THAT:

          WHEREAS, the Company, the Banks and the Agent entered into a Warehousing Credit Agreement dated as of November 30, 1990, a First Amendment thereto dated as of February 19, 1991, a Second Amendment thereto dated as of April 11, 1991, a Consent and Third Amendment thereto dated as of November 27, 1991, a Fourth Amendment thereto dated as of November 30, 1992 and a Fifth Amendment thereto dated as of November 30, 1992 (as so amended, the "Credit Agreement", terms defined therein being used herein as therein defined unless otherwise defined herein);

          WHEREAS, the Company has requested that the Banks extend the Commitments and amend the Credit Agreement in certain other respects, which the Banks are prepared to do upon the terms and subject to the conditions hereinafter set forth;

          NOW, THEREFORE, the parties hereto hereby agree as follows:

               Section 1.  Amendments to Credit Agreement.

          (a) Section 1.01 of the Credit Agreement is amended:

               (i) by adding ", Personal Watercraft Contracts, Boat, Motor and Trailer Contracts, Hobby Trailer Contracts, Snowmobile Contracts, ATV Contracts and Musical Instrument Contracts" after "Motorcycle Contracts" where it appears in the definition of "Chattel Paper";

               (ii) by adding the following definition in the appropriate alphabetical order:

               "Commitment Fee": as such term is defined in Section 2.07(c) hereof.

               (iii) by deleting the definition of "Facility Fee";

               (iv) by amending the definition of "Investment" to add the following at the end thereof:

                         Chattel Paper held by the Company or a Subsidiary in
               the ordinary course of its business shall not constitute Investments if it is Eligible Manufactured Home Paper, Eligible Special Products Paper, Eligible Title I Paper (as such terms are defined in Exhibit A hereto) or eligible for sale to brokers under agreements existing from time to time between the Company and/or any Subsidiary and such brokers relating to repurchase facilities, but all other Chattel Paper held by the Company or any Subsidiary shall constitute Investments.

               (v) by deleting "November 30, 1993" in the definition of "Termination Date" and substituting "November 30, 1994" therefor.

          (b) Section 2.07(a) of the Credit Agreement is deleted, and the following is substituted therefor:

               (a) Commitment Fees. The Company agrees to pay to each Bank a commitment fee (the "Commitment Fee") equal to 3/8 of 1% per annum of the average daily amount of the Unused Commitment Amount of such Bank for the period from December 1, 1993 to and including the Termination Date; provided, that if any Bank becomes a Bank having a Commitment after December 1, 1993, it shall be entitled to a Commitment Fee from the date it became a Bank. Such Commitment Fee, accrued through the last day of each calendar month, shall be payable monthly in arrears on the first Business Day of the next succeeding calendar month, commencing on the first Business Day of January, 1994, and on the Termination Date;

          (c) Section 4.09 of the Credit Agreement is deleted, and "Section 4.09 [INTENTIONALLY OMITTED]" is substituted therefor.

          (d) Section 4.11(f) of the Credit Agreement is deleted and the following is substituted therefor:

               (f) increases after the Signing Date in Investments in Subsidiaries existing on the Signing Date, new Investments after the Signing Date in Subsidiaries acquired after the Signing Date and Investments consisting of Chattel Paper, provided that the aggregate amount of such increases in Investments and Investments at any time outstanding does not exceed $60,000,000.

          (e) Section 4.18 of the Credit Agreement is deleted, and the following is substituted therefor:

               4.18 Capital Base. Not permit the sum of Consolidated Net Worth and the outstanding principal balance of Subordinated Indebtedness to be less than $600,000,000.

          (f) Exhibit A to the Credit Agreement is deleted and Exhibit I to this Fifth Amendment is substituted therefor.

          (g) Except as otherwise provided in this Section 1, all references in the Credit Agreement to "the Facility Fee" are amended to be referenced to "the Commitment Fee".

          Section 2. Representations and Warranties. To induce the Banks to execute and deliver this Sixth Amendment (which representations and warranties shall survive the execution and delivery of this Sixth Amendment), the Company represents and warrants to the Bank that:

          (a) This Sixth Amendment has been duly authorized, executed and delivered by the Company and the Credit Agreement, as amended by this Sixth Amendment, constitutes the legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to limitations as to enforceability which might result from bankruptcy, reorganization, arrangement, insolvency or other similar laws affecting creditors' rights generally;

          (b) The execution, delivery and performance by the Company of this Sixth Amendment (i) have been duly authorized by all requisite corporate action and, if required, shareholder action, and (ii) will not violate
     (A)(1) any provision of law, statute, rule or regulation or its articles of incorporation or bylaws, (2) any order of any court or any rule, regulation or order of any other agency or government binding upon the Company or (3) any provisions of any indenture, agreement or other instrument to which the Company is a party or by which any of its properties or assets are or may be bound or (B) result in a breach of or constitute (alone or with due notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) of this Section 2(b);

          (c) No Event of Default or Unmatured Event of Default has occurred which is continuing; and

          (d) The Company's annual audited consolidate financial statements consisting of a consolidated balance sheet as at December 31, 1992 and consolidated statements of operations, stockholders' equity and cash flows for the period ending December 31, 1992, and its unaudited financial statements as at September 30, 1993, copies of which have been furnished to the Banks, have been prepared in accordance with GAAP consistently applied and fairly present the financial condition and results of operations of the Company and the Subsidiaries as of such dates and for the periods then ended and disclose all material liabilities of the Company and the Subsidiaries.

          Section 3. Conditions to Effectiveness of This Sixth Amendment. This Sixth Amendment shall not become effective until, and shall become effective when, each and every of the following conditions shall have been satisfied:

          (a) Executed counterparts of this Sixth Amendment, duly executed by each of the Company, the Banks and the Agent, shall have been delivered to the Agent;

          (b) The Bank shall have received at least two copies of (i) the resolutions of the Executive Committee of the Board of Directors of the Company authorizing the execution, delivery and performance of this Sixth Amendment and (ii) the resolutions of the Board of Directors of the Company authorizing the Executive Committee of the Board of Directors to take such action, certified by its Secretary or an Assistant Secretary; and

          (c) The Agent shall have received the favorable written opinion (in sufficient numbers for each Bank) of Drew S. Backstrand, Esq., Assistant Vice President-Legal of the Company, addressed to the Agent, the Collateral Agent and the Banks, in the form set forth in Exhibit II to this Sixth Amendment.

          Section 4. Counterparts; Effectiveness. This Sixth Amendment may be executed in any number of counterparts, and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

          Section 5. Affirmation. Each party hereto affirms and acknowledges that each of the Credit Agreement, as amended by this Sixth Amendment, the Guaranty, as amended by this Sixth Amendment, and the other Loan Documents is, and remains, in full force and effect in accordance with its terms.

          IN WITNESS WHEREOF, the parties hereto have caused this Sixth Amendment to be executed as of the day and year first above written.



                              GREEN TREE FINANCIAL CORPORATION


                              By ______________________
                                 Its _____________________


                              FIRST BANK NATIONAL ASSOCIATION as a
                              Bank and as Agent


                              By_______________________
                                 Its _____________________


                              FIRSTAR BANK MILWAUKEE, N.A. (formerly known as First Wisconsin National Bank of Milwaukee)


                              By_______________________
                                 Its _____________________

                                                                       EXHIBIT I
                                                              TO SIXTH AMENDMENT


                                                                       EXHIBIT A

                                  FORMULA FOR
                          DETERMINING COLLATERAL VALUE


          "Collateral Value": at the time of any determination as to the following types or kinds of Collateral:

          (a) Eligible Manufactured Home Paper: 90% of the Unpaid Principal Balance thereof,

          (b) Eligible Special Products Paper: 90% of the Unpaid Principal Balance thereof; provided, that there shall not be included in the Borrowing Base on account of Eligible Special Products Paper more than 40% of the aggregate Commitment Amounts in effect at the time of such determination,

          (c) Eligible Title I Paper: 90% of the Unpaid Principal Balance thereof; provided, that there shall not be included in the Borrowing Base on account of Eligible Title I Paper more than 40% of the aggregate Commitment Amounts in effect at the time of such determination,

          (d) Eligible GNMA Securities: 95% of the Unpaid Principal Balance thereof,

          (e)  Cash Collateral:  100% of the amount of the amount thereof;

     provided further, that there shall not be included in the Borrowing Base on account of Eligible Manufactured Home Paper, Eligible Special Products Paper and Eligible Title I Paper that has constituted Collateral for more than 120 days more than 50% of the aggregate Commitment Amounts in effect at the time of such determination.

          An item of Collateral shall not be "Eligible" and shall have no Collateral Value if:

          (x) such item has not been returned to the Collateral Agent within 21 days from the date such item was delivered to the Company for correction or completion, or

          (y) such item and the related Collateral Documents have not been returned to the Collateral Agent within 45 days from the date they were released under a Bailee Letter, or

          (z) the Company shall have failed to comply with all applicable provisions of Section 8.02 of the Pledge and Security Agreement with respect to such item.

          As used in the foregoing definition of Collateral Value and in the following:

          "ATV Contract": a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Company-approved dealer pursuant to which such Obligor shall be obligated to pay for a new or used all-terrain vehicle purchased from such dealer in the ordinary course of business of such dealer and which complies in all respects with the Underwriting Guidelines.

          ''Bailee Letter": one of the letters defined as such in Section 1.01 of the Pledge and Security Agreement.

          "Boat, Motor and Trailer Contract" a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Company-approved dealer pursuant to which such Obligor shall be obligated to pay for a new or used motorboat and engine (together with a trailer for such motorboat, if sold with such motorboat and engine) purchased from such dealer in the ordinary course of business and which complies in all respects with the Underwriting Guidelines.

          "Cash Collateral": collected balances (as determined by the Agent in accordance with its standard practices) standing to the credit of the Collateral Account.

          "Collateral Documents": as such term is defined in Section 1.01 of the Pledge and Security Agreement.

          "Eligible GNMA Security": as of the time of any determination of eligibility, a GNMA Security:

               (a)  which is owned by the Company,

               (b) as to which all of the Manufactured Housing Paper in the pool with respect to which such GNMA Security was issued is subject to a fully effective FHA insurance policy or VA guaranty,

               (c) which is subject to the Security Interest and is free and clear of all other Liens,

               (d) the date of which is not more than 120 days prior to the date such GNMA Security first became Collateral,

               (e) which has not constituted Collateral for more than 120 days, and

               (f) which is the legal and valid obligation of the trust issuing the same, enforceable against such trust in accordance with the terms applicable to such GNMA Security.

          "Eligible Manufactured Home Paper": as of the time of any determination of eligibility, a Manufactured Housing Contract:

               (a)  which is owned by the Company,

               (b)  which has not constituted Collateral for more than 180 days,

               (c) the date of which is not more than 120 days prior to the date such Manufactured Home Contract first became Collateral,

               (d)  the Obligor on which is a United States citizen,

               (e) the original Unpaid Principal Balance of which does not exceed $100,000,

               (f) the terms of which require level payments over the term of not more than 300 months, the first of which payments is due not later than 60 days after the date of such Contract,

               (g) as to which no payment, or part thereof, remains unpaid for 60 days from the original due date for such payment, the Obligor on which has not taken any action or suffered any event to occur of the type described in Section 6.02(h) or Section 6.02(i) of this Agreement, and, with respect to which no repossession, foreclosure or other enforcement proceedings have been instituted,

               (h) which is denominated and payable only in United States dollars in the United States,

               (i) with respect to the related Manufactured Home subject to which the Company has a valid and perfected first security interest in such related Manufactured Home to secure the Unpaid Principal Balance of such Contract,

               (j) which has been duly authorized (if the Obligor thereon is not a natural person) and which is in full force and effect and constitutes the legal and binding obligation of the Obligor thereon enforceable against such Obligor in accordance with its terms and is not subject to any dispute, offset, counterclaim or defense whatsoever,

               (k) which does not contravene in any material respect any laws, rules or regulations applicable thereto (including, without limitation, laws, rules and regulations relating to truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy) and with respect to which the seller of the related Manufactured Home is not in violation of any such law, rule or regulation in any material respect,

               (l) with respect to which the Collateral Agent has a valid and perfected first Security Interest, and

               (m) which is insured by the FHA or guaranteed by the VA or is subject to a binding commitment from the FHA or VA to issue such insurance or guaranty or is eligible for purchase pursuant to an agreement between the Company and Merrill Lynch Capital Markets, The First Boston Corporation, a nationally-recognized asset-backed security underwriter or any other broker or underwriter that has been approved in writing by the Agent.

          "Eligible Special Products Paper": as of the time of determination of eligibility, a Special Products Contract:

               (a)  which is owned by the Company,

               (b)  which has not constituted Collateral for more than 180 days,

               (c) the date of which is not more than 120 days prior to the date such Special Products Contract first became Collateral,

               (d)  the Obligor on which is a United States citizen,

               (e) the original Unpaid Principal Balance of which does not exceed the amount for that type of Special Products Contract provided for in the Underwriting Guidelines,

               (f) the terms of which require level payments over the term of not more than the number of months for that type of Special Products Contract provided for in the Underwriting Guidelines, the first of which payments is due not later than 45 days after the date of such Contract, except for ATV Contracts, Motorcycle Contracts and Snowmobile Contracts entered into pursuant to the Company's winter sales incentive program, as to which the first of such payments is due not later than 90 days after the date of such Contract,

               (g) as to which no payment, or part thereof, remains unpaid for 60 days from the original due date for such payment, the Obligor on which has not taken any action or suffered any event to occur of the type described in Section 6.02(h) or Section 6.02(i) of this Agreement and with respect to which no repossession, foreclosure or other enforcement proceedings have been instituted,

               (h) which is denominated and payable only in United States dollars in the United States,

               (i) with respect to the goods subject to which the Company has a valid and perfected first security interest in such goods to secure the Unpaid Principal Balance of such Contract,

               (j) which has been duly authorized (if the Obligor thereon is not a natural person) and which is in full force and effect and constitutes the legal and binding obligation of the Obligor thereon enforceable against such Obligor in accordance with its terms and is not subject to any dispute, offset, counterclaim or defense whatsoever,

               (k) which does not contravene in any material respect any laws, rules or regulations applicable thereto (including, without limitation, laws, rules and regulations relating to truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy) and with respect to which the seller of the related motorcycle is not in violation of any such law, rule or regulation in any material respect,

               (l) with respect to which the Collateral Agent has a valid and perfected first Security Interest, and

               (m) which is eligible for purchase pursuant to an agreement between the Company and Merrill Lynch Capital Markets, The First Boston Corporation, a nationally-recognized asset-backed security underwriter or any other broker or underwriter that has been approved in writing by the Agent.

          "Eligible Title I Paper":  a Title I Contract:
           ----------------------

               (a)  which is owned by the Company,

               (b)  which has not constituted Collateral for more than 180 days,

               (c) the date of which is not more than 120 days prior to the date such Title I Contract first became Collateral,

               (d)  the Obligor on which is a United States citizen,

               (e) the original Unpaid Principal Balance of which does not exceed $25,000,

               (f) the terms of which require level payments over the term of not more than 240 months the first of which payments is due not later than 60 days after the date of such Contract,

               (g) as to which no payment, or part thereof, remains unpaid for 60 days from the original due date for such payment, the Obligor on which has not taken any action or suffered any event to occur of the type described in Section 6.02(h) or Section 6.02(i) of this Agreement and with respect to which no foreclosure or other enforcement proceedings have been instituted,

               (h) which is denominated and payable only in United States dollars in the United States,

               (i) if any of the Unpaid Principal Balance of which is secured by a Lien on the related real property, such Lien has been perfected in accordance with applicable law,

               (j) which has been duly authorized (if the Obligor thereon is not a natural person) and which is in full force and effect and constitutes the legal and binding obligation of the Obligor thereon enforceable against such Obligor in accordance with its terms and is not subject to any dispute, offset, counterclaim or defense whatsoever,

               (k) which does not contravene in any material respect any laws, rules or regulations applicable thereto (including, without limitation, laws, rules and regulations relating to truth in lending, real estate settlement procedures, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy) and with respect to which the related home improvement contractor is not in violation of any such law, rule or regulation in any material respect,

               (l) with respect to which the Collateral Agent has a valid and perfected first priority Security Interest, and

               (m)  is insured by the FHA.

          "FHA":  the Federal Housing Administration or any successor.

          "GNMA Security": a modified pass-through security (including, without limitation, a participation certificate) that represents a pool of Manufactured Home Contracts originated or acquired by the Company or any Subsidiary that has been guaranteed by GNMA pursuant to the National Housing Act or successor legislation.

          "Hobby Trailer Contract": a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Company-approved dealer pursuant to which such Obligor shall be obligated to pay for a new or used hobby trailer purchased from such dealer in the ordinary course of business of such dealer and which complies in all respects with the Underwriting Guidelines.

          "Manufactured Home":  as such term is defined in 42 United States Code
Section 5402(6).

          "Manufactured Home Contract": (a) a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Company-approved manufactured housing dealer pursuant to or under which such Obligor shall be obligated to pay for a new or used Manufactured Home purchased by such Obligor from such dealer in the ordinary course of business of such dealer or a manufactured housing loan agreement (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and the Company pursuant to or under which such Obligor shall be obligated to pay the Company the loan made thereunder, the proceeds of which there used by such Obligor to purchase a new or used Manufactured Home or (b) any other such conditional sale contract or promissory note the proceeds of which were used to acquire a new or used Manufactured Home and the real property on which it is situated which is secured by a mortgage, deed of trust or other Lien on such Manufactured Home and the related real property.

          "Motorcycle Contract": a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between a Company-approved dealer and the Obligor thereon pursuant to which such Obligor shall be obligated to pay for a new or used motorcycle purchased by such Obligor from such dealer in the ordinary course of business of such dealer and which complies in all respects with the Underwriting Guidelines.

          "Musical Instrument Contract": a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Company-approved dealer pursuant to which such Obligor shall be obligated to pay for a new or used piano or organ purchased from such dealer in the ordinary course of business and which complies in all respects with the Underwriting Guidelines.

          "Obligor": the person obligated to make payments pursuant to a manufactured Home Contract, a Special Products Contract or a Title I Contract.

          "Personal Watercraft Contract": a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Company-approved dealer pursuant to which such Obligor shall be obligated to pay for a new or used personal watercraft purchased from such dealer in the ordinary course of business and which complies in all respects with the Underwriting Guidelines.

          "Snowmobile Contract": a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Company-approved dealer pursuant to which such Obligor shall be obligated to pay for a new or used snowmobile purchased from such dealer in the ordinary course of business and which complies in all respects with the Underwriting Guidelines.

          "Special Products Contract": an ATV Contract, a Boat, Motor and Trailer Contract, a Hobby Trailer Contract, a Motorcycle Contract, a Musical Instrument Contract, a Personal Watercraft Contract or a Snowmobile Contract.

          "Title I Contract": a home improvement retail installment sale contract (including any promissory note issued in connection therewith or pursuant thereto) by the

Obligor thereon to a Company-approved home improvement contractor, together with any mortgage or other Lien on the related real property.

          "Underwriting Guidelines": the Company's underwriting guidelines for Special Products Contracts in effect from time to time, provided such guidelines have been submitted to and approved by all of the Banks.

          "Unpaid Principal Balance": with respect to a GNMA Certificate, a Manufactured Home Contract, a Special Products Contract or a Title I Contract and as of the time of determination, the outstanding balance thereof, excluding any interest, finance charge, time price differential or similar charges (whether accrued or, in the case of a Manufactured Home Contract, a Special Products Contract or a Title I Contract, included in the unpaid outstanding balance of such Contract), as calculated in accordance with GAAP consistently applied.

          "VA":   the Department of Veterans Affairs or any successor.

                                                                   EXHIBIT II TO
                                                                 SIXTH AMENDMENT

November 30, 1993



First Bank National Association, as Agent,
  First Bank National Association, as Collateral Agent, and each of the Banks party to the Credit Agreement (as defined herein)
First Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402

Ladies and Gentlemen:

As Assistant Vice President-Legal of Green Tree Financial Corporation (formerly known as Green Tree Acceptance, Inc.) (the "Company"), I am familiar with the business of the Company as it relates to the Warehousing Credit Agreement dated as of November 30, 1990 among the Company, the banks party thereto (the "Banks") and First Bank National Association, as agent for the Banks (the "Agent") as amended by a First Amendment thereto dated as of February 19, 1991, a Second Amendment thereto dated as of April 11, 1991, a Consent and Third Amendment thereto dated as of November 27, 1991, a Fourth Amendment thereto dated as of November 30, 1992 and a Fifth Amendment thereto dated as of November 30, 1992 (as so amended, the "Credit Agreement"), and the Sixth Amendment to Warehousing Credit Agreement dated as of November 30, 1992 (the "Sixth Amendment"). This opinion is being delivered pursuant to Section 3(c) of the Sixth Amendment. Capitalized terms not otherwise defined herein shall have the meaning given to them in the Credit Agreement and the Sixth Amendment.

In connection with this opinion, I have examined and relied on originals or copies (certified or otherwise identified to my satisfaction) all of such documents, records, financial statements and papers of the Company, certificates or comparable documents of public officials and officers, have consulted with such representatives of the Company, and have made such investigations of fact and law as were deemed relevant or necessary as the basis for the opinions hereafter expressed, and have also examined executed originals of the Credit Agreement and the Sixth Amendment (collectively, the "Loan Documents").

In rendering the opinions expressed below, I have assumed with the Agent's, the Collateral Agent's and the Banks' permission and without verification:

  (a) the authenticity of all documents submitted as originals;

  (b) the genuineness of all signatures;

  (c) the legal capacity of natural persons executing any of the Loan Documents on behalf of the party thereto;

  (d) the conformity to originals of all documents submitted to me as copies and the authenticity of the originals of such copies;

  (e) the due authorization, valid execution and delivery of the Loan Documents by the parties thereto other than the Company and the Designated Borrowing Subsidiaries; and

  (f) that the Loan Documents constitute the valid, binding, and enforceable obligations of the parties thereto other than the Company and the Designated Borrowing Subsidiaries, as applicable.

Based upon the foregoing, and subject to the qualifications set forth below, I am of the opinion that:

  1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota and is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not permanently preclude it from enforcing its rights with respect to any material asset or expose it to any material liability. The Company has all requisite corporate power and authority to own its property and assets, to carry on its business as currently conducted and as currently proposed to be conducted.

  2. The Company has the corporate power and authority to execute, deliver and perform its obligations under the Sixth Amendment. Such execution, delivery and performance:

    (a) have been duly authorized by all requisite corporate action of the Company;

    (b) do not violate any provision of the articles of incorporation or bylaws, both as amended to date, of the Company or require approval of their shareholders;

    (c) to the best of my knowledge, will not violate any law or regulation of the State of Minnesota or of the United States of America (including, without limitation, Regulation G, T, U or X of the Board of Governors of the Federal Reserve System) applicable to the Company; and

    (d) to the best of my knowledge (i) will not violate any order or and Governmental Authority applicable to the Company, (ii) will not violate, be in conflict with, result in a breach of, or constitute (alone or with lapse of time or both) a default under the terms of any indenture, agreement, or other material instrument to which the Company or any Subsidiary is a party, or by which any of them or any of their property is bound and (iii) will not result in the creation or imposition of any Lien upon, or with respect to, any of the properties or assets of the Company or any Subsidiary, except for the security interests granted under the Security Documents.

  3. The Sixth Amendment has been duly executed and delivered by a duly authorized officer of the Company. The Credit Agreement, as amended by the Sixth Amendment, constitutes the binding obligation of the Company, enforceable against the Company in accordance with its terms.

  4. No action, consent, approval of, or registration or filing with, or any other action by, any Governmental Authority is required by the Company in connection with the execution, delivery and performance by the Company of the Sixth Amendment.

The opinions set forth above are subject to the following additional assumptions and qualifications:

  (a) I am admitted to practice in the State of Minnesota and, express no opinion herein as to the laws of any jurisdiction other than the State of Minnesota and the federal laws of the United States of America.

  (b) My opinions expressed in paragraph 3 hereof are subject to the effect of bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent transfer, or other laws affecting or relating to the rights of creditors or secured creditors generally, and are further subject to limitations imposed by laws and judicial decisions relating to or affecting the rights of creditors and by general principles of equity (regardless of whether enforcement is considered in a proceeding at law or in equity).

The opinions expressed herein are solely for the benefit of the Agent, the Collateral Agent and the Banks and any participants or permitted assigns, as specified in Section 8.07 of the Credit Agreement, in connection with the transactions contemplated by the Credit Agreement and may be relied upon by any other such person or quoted or otherwise referred to in any manner without my prior written consent. The opinions expressed herein are rendered as of the date hereof, and I assume no obligation to advise you of any change in the future, material or otherwise, in any matter addressed herein.

Very truly yours,



Drew S. Backstrand
Assistant Vice President-Legal

                               SEVENTH AMENDMENT
                                       TO
                          WAREHOUSING CREDIT AGREEMENT


          SEVENTH AMENDMENT TO WAREHOUSING CREDIT AGREEMENT ("this Seventh Amendment") dated as of April 11, 1994 among GREEN TREE FINANCIAL CORPORATION (formerly known as Green Tree Acceptance, Inc.) (the "Company"), a Minnesota corporation, FIRST BANK NATIONAL ASSOCIATION, a national banking association, and FIRSTAR BANK MILWAUKEE, N.A. (formerly known as First Wisconsin National Bank of Milwaukee), a national banking association (collectively, the "Banks") and FIRST BANK NATIONAL ASSOCIATION, as administrative agent for the Banks under the Credit Agreement hereafter referred to (in such capacity, the "Agent").

          WITNESSETH, THAT:

          WHEREAS, the Company, the Banks and the Agent entered into a Warehousing Credit Agreement dated as of November 30, 1990, a First Amendment thereto dated as of February 19, 1991, a Second Amendment thereto dated as of April 11, 1991, a Consent and Third Amendment thereto dated as of November 27, 1991, a Fourth Amendment thereto dated as of November 30, 1992 and a Fifth Amendment thereto dated as of November 30, 1992, and a Sixth Amendment thereto as of November 30, 1993 (as so amended, the "Credit Agreement", terms defined therein being used herein as therein defined unless otherwise defined herein);

          WHEREAS, the Company has requested that the Banks extend the Commitments and amend the Credit Agreement in certain other respects, which the Banks are prepared to do upon the terms and subject to the conditions hereinafter set forth;

          NOW, THEREFORE, the parties hereto hereby agree as follows:

               Section 1.  Amendments to Credit Agreement.

          (a) Section 1.01 of the Credit Agreement is amended by deleting the definition of "Termination Date" and substituting therefor the following:

               "Termination Date": the earlier of the date on which the Commitments terminate pursuant to Section 2.04(d) hereof or are terminated pursuant to Section 6.02 hereof.

          (b) Section 2.04(d) of the Credit Agreement is deleted and the following is substituted therefor:

               (d) Termination of the Commitments. The Company and each Bank shall have the right, at any time prior to the termination of the Commitments pursuant to Section 6.02, to terminate, in the case of the Company, the Commitments of the Banks and, in the case of a Bank, its Commitment, by giving the Agent notice in writing, which notice shall be effective when received by Agent. The Agent shall give telephonic notice to each Bank of receipt of a notice of termination of the Commitments given by the Company pursuant to the previous sentence within five Business Days from the date of receipt of such notice by the Agent, and shall give telephonic notice to the Company and each other Bank of receipt of a notice of termination by a Bank of its Commitment given pursuant to the previous sentence within five Business Days from the date of receipt of such notice by the Agent. After receipt of notice from the Agent of a party's termination of a Commitment or the Commitments, each other party hereto who has not initially given notice of termination may, with respect to a Bank, terminate its Commitment, and, with respect to the Company, terminate the Commitments, by giving the Agent telephonic notice followed by written confirmation thereof within two Business Days after receipt of notice from the Agent that one or more parties hereto have given notice of termination of a Commitment or the Commitments. The termination of any Commitment or the Commitments shall be effective one hundred (100) calendar days from the date on which the first notice was given to the Agent pursuant to this Section 2.04(d); provided, that any termination of the Commitments pursuant to Section
          6.02 will supersede any notice of termination given under this Section 2.04(d). Upon the termination of any Bank's Commitment, all Obligations owed to such Bank, together with all interest thereon and all facility fees accrued with respect to such Bank's Commitment, shall be paid in full by the Company. From and after the termination of the Commitments of one or more, but less than all, of the Banks, this Agreement shall remain in full force and effect, but the Commitment of the terminated Bank or Banks shall be zero.

          Section 2. Representations and Warranties. To induce the Banks to execute and deliver this Seventh Amendment (which representations and warranties shall survive the execution and delivery of this Seventh Amendment), the Company represents and warrants to the Bank that:

          (a) This Seventh Amendment has been duly authorized, executed and delivered by the Company and the Credit Agreement, as amended by this Seventh Amendment, constitutes the legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to limitations as to enforceability which might result from bankruptcy, reorganization, arrangement, insolvency or other similar laws affecting creditors' rights generally;

          (b) The execution, delivery and performance by the Company of this Seventh Amendment (i) have been duly authorized by all requisite corporate action and, if required, shareholder action, and (ii) will not violate
     (A)(1) any provision of law, statute, rule or regulation or its articles of incorporation or bylaws, (2) any order of any court or any rule, regulation or order of any other agency or government binding upon the Company or (3) any provisions of any indenture, agreement or other instrument to which the Company is a party or by which any of its properties or assets are or may be bound or (B) result in a breach of or constitute (alone or with due notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) of this Section 2(b);

          (c) No Event of Default or Unmatured Event of Default has occurred which is continuing; and

          (d) The Company's annual audited consolidated financial statements consisting of a consolidated balance sheet as at December 31, 1993 and consolidated statements of operations, stockholders' equity and cash flows for the period ending December 31, 1993, copies of which have been furnished to the Banks, have been prepared in accordance with GAAP consistently applied and fairly present the financial condition and results of operations of the Company and the Subsidiaries as of such dates and for the periods then ended and disclose all material liabilities of the Company and the Subsidiaries.

          Section 3. Conditions to Effectiveness of This Seventh Amendment. This Seventh Amendment shall not become effective until, and shall become effective when, each and every of the following conditions shall have been satisfied:

          (a) Executed counterparts of this Seventh Amendment, duly executed by each of the Company, the Banks and the Agent, shall have been delivered to the Agent;

          (b) The Bank shall have received at least two copies of (i) the resolutions of the Executive Committee of the Board of Directors of the Company authorizing the execution, delivery and performance of this Seventh Amendment and (ii) the resolutions of the Board of Directors of the Company authorizing the Executive Committee of the Board of Directors to take such action, certified by its Secretary or an Assistant Secretary; and

          (c) The Agent shall have received the favorable written opinion (in sufficient numbers for each Bank) of Drew S. Backstrand, Esq., Assistant Vice President-Legal of the Company, addressed to the Agent, the Collateral Agent and the Banks, in the form set forth in Exhibit I to this Seventh Amendment.

          Section 4. Counterparts; Effectiveness. This Seventh Amendment may be executed in any number of counterparts, and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument.

          Section 5. Affirmation. Each party hereto affirms and acknowledges that the Credit Agreement, as amended by this Seventh Amendment, the Guaranty, as amended by this Seventh Amendment, and the other Loan Documents are, and remain, in full force and effect in accordance with its terms.

          IN WITNESS WHEREOF, the parties hereto have caused this Seventh Amendment to be executed as of the day and year first above written.



                              GREEN TREE FINANCIAL CORPORATION


                              By ______________________
                                 Its _____________________


                              FIRST BANK NATIONAL ASSOCIATION as a Bank and as Agent


                              By_______________________
                                 Its _____________________


                              FIRSTAR BANK MILWAUKEE, N.A. (formerly known as First Wisconsin National Bank of Milwaukee)


                              By_______________________
                                 Its _____________________

                                                                    EXHIBIT I TO
                                                               SEVENTH AMENDMENT



April 11, 1994



First Bank National Association, as Agent,
  First Bank National Association, as Collateral Agent, and each of the Banks party to the Credit Agreement (as defined herein)
First Bank Place
601 Second Avenue South
Minneapolis, Minnesota 55402

Ladies and Gentlemen:

As Assistant Vice President-Legal of Green Tree Financial Corporation (formerly known as Green Tree Acceptance, Inc.) (the "Company"), I am familiar with the business of the Company as it relates to the Warehousing Credit Agreement dated as of November 30, 1990 among the Company, the banks party thereto (the "Banks") and First Bank National Association, as agent for the Banks (the "Agent") as amended by a First Amendment thereto dated as of February 19, 1991, a Second Amendment thereto dated as of April 11, 1991, a Consent and Third Amendment thereto dated as of November 27, 1991, a Fourth Amendment thereto dated as of November 30, 1992, a Fifth Amendment thereto dated as of November 30, 1992 and a Sixth Amendment thereto dated as of November 30, 1993 (as so amended, the "Credit Agreement") and the Seventh Amendment to Warehousing Credit Agreement dated as of April 11, 1994 (the "Seventh Amendment"). This opinion is being delivered pursuant to Section 3(c) of the Seventh Amendment. Capitalized terms not otherwise defined herein shall have the meaning given to them in the Credit Agreement and the Seventh Amendment.

In connection with this opinion, I have examined and relied on originals or copies (certified or otherwise identified to my satisfaction) all of such documents, records, financial statements and papers of the Company, certificates or comparable documents of public officials and officers, have consulted with such representatives of the Company, and have made such investigations of fact and law as were deemed relevant or necessary as the basis for the opinions hereafter expressed, and have also examined executed originals of the Credit Agreement and the Seventh Amendment (collectively, the "Loan Documents").

In rendering the opinions expressed below, I have assumed with the Agent's, the Collateral Agent's and the Banks' permission and without verification:

  (a) the authenticity of all documents submitted as originals;

  (b) the genuineness of all signatures;

  (c) the legal capacity of natural persons executing any of the Loan Documents on behalf of the party thereto;

  (d) the conformity to originals of all documents submitted to me as copies and the authenticity of the originals of such copies;

  (e) the due authorization, valid execution and delivery of the Loan Documents by the parties thereto other than the Company and the Designated Borrowing Subsidiaries; and

  (f) that the Loan Documents constitute the valid, binding, and enforceable obligations of the parties thereto other than the Company and the Designated Borrowing Subsidiaries, as applicable.

Based upon the foregoing, and subject to the qualifications set forth below, I am of the opinion that:

  1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota and is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not permanently preclude it from enforcing its rights with respect to any material asset or expose it to any material liability. The Company has all requisite corporate power and authority to own its property and assets, to carry on its business as currently conducted and as currently proposed to be conducted.

  2. The Company has the corporate power and authority to execute, deliver and perform its obligations under the Seventh Amendment. Such execution, delivery and performance:

    (a) have been duly authorized by all requisite corporate action of the Company;

    (b) do not violate any provision of the articles of incorporation or bylaws, both as amended to date, of the Company or require approval of their shareholders;

    (c) to the best of my knowledge, will not violate any law or regulation of the State of Minnesota or of the United States of America (including, without limitation, Regulation G, T, U or X of the Board of Governors of the Federal Reserve System) applicable to the Company; and

    (d) to the best of my knowledge (i) will not violate any order or and Governmental Authority applicable to the Company, (ii) will not violate, be in conflict with, result in a breach of, or constitute (alone or with lapse of time or both) a default under the terms of any indenture, agreement, or other material instrument to which the Company or any Subsidiary is a party, or by which any of them or any of their property is bound and (iii) will not result in the creation or imposition of any Lien upon, or with respect to, any of the properties or assets of the Company or any Subsidiary, except for the security interests granted under the Security Documents.

  3. The Seventh Amendment has been duly executed and delivered by a duly authorized officer of the Company. The Credit Agreement, as amended by the Seventh Amendment, constitutes the binding obligation of the Company, enforceable against the Company in accordance with its terms.

  4. No action, consent, approval of, or registration or filing with, or any other action by, any Governmental Authority is required by the Company in connection with the execution, delivery and performance by the Company of the Seventh Amendment.

The opinions set forth above are subject to the following additional assumptions and qualifications:

  (a) I am admitted to practice in the State of Minnesota and, express no opinion herein as to the laws of any jurisdiction other than the State of Minnesota and the federal laws of the United States of America.

  (b) My opinions expressed in paragraph 3 hereof are subject to the effect of bankruptcy, insolvency, reorganization, arrangement, moratorium, fraudulent transfer, or other laws affecting or relating to the rights of creditors or secured creditors generally, and are further subject to limitations imposed by laws and judicial decisions relating to or affecting the rights of creditors and by general principles of equity (regardless of whether enforcement is considered in a proceeding at law or in equity).

The opinions expressed herein are solely for the benefit of the Agent, the Collateral Agent and the Banks and any participants or permitted assigns, as specified in Section 8.07 of the Credit Agreement, in connection with the transactions contemplated by the Credit Agreement and may not be relied upon by any other such person or quoted or otherwise referred to in any manner without my prior written consent. The opinions expressed herein are rendered as of the date hereof, and I assume no obligation to advise you of any change in the future, material or otherwise, in any matter addressed herein.

Very truly yours,



Drew S. Backstrand
Assistant Vice President-Legal

                                                                  Exhibit 10(j).

                                                                  Execution Copy






                         AMENDED AND RESTATED INSURANCE
                            AND INDEMNITY AGREEMENT



                                     among



                       FINANCIAL SECURITY ASSURANCE INC.,



                           MaHCS GUARANTY CORPORATION



                                      and



                        GREEN TREE FINANCIAL CORPORATION



                           Dated as of March 11, 1994


                $151,947,708.60 RECOURSE REPLACEMENT PROGRAM II

                               TABLE OF CONTENTS

                                                             Page
                                                             ----

                                   ARTICLE I

                                  DEFINITIONS

   Section 1.01.  Definitions..............................   1
   Section 1.02.  Generic Terms............................   1

                                  ARTICLE II

           REPRESENTATIONS, WARRANTIES AND COVENANTS

   Section 2.01.  Representations and Warranties of MaHCS..   2
   Section 2.02.  Affirmative Covenants of MaHCS...........   5
   Section 2.03.  Negative Covenants of MaHCS..............  11
   Section 2.04.  Representations and Warranties of Green
                  Tree.....................................  13
   Section 2.05.  Affirmative Covenants of Green Tree......  19
   Section 2.06.  Negative Covenants of Green Tree.........  27

                                  ARTICLE III

           THE POLICIES; REIMBURSEMENT; INDEMNIFICATION

   Section 3.01.  Issuance of the Policies.................  33
   Section 3.02.  Payment of Fees and Premium..............  36
   Section 3.03.  Reimbursement and Additional Payment
                  Obligation...............................  37
   Section 3.04.  Indemnification..........................  38
   Section 3.05.  Payment Procedure........................  40
   Section 3.06.  Subrogation..............................  40
   Section 3.07.  Increased Costs..........................  41

                                  ARTICLE IV

                              FURTHER AGREEMENTS

   Section 4.01.  Effective Date; Term of Insurance
                  Agreement................................  42
   Section 4.02.  Further Assurances and Corrective
                  Instruments..............................  42
   Section 4.03.  Obligations Absolute.....................  42
   Section 4.04.  Assignments; Reinsurance; Third-Party
                  Rights...................................  43
   Section 4.05.  Liability of Financial Security..........  44

                                   ARTICLE V

                          EVENTS OF DEFAULT; REMEDIES

   Section 5.01.  Events of Default........................  45
   Section 5.02.  Remedies; Waivers........................  48

                                  ARTICLE VI

                                 MISCELLANEOUS

   Section 6.01.  Amendments, Etc..........................  50
   Section 6.02.  Notices..................................  50
   Section 6.03.  Severability.............................  51
   Section 6.04.  Governing Law............................  51
   Section 6.05.  Consent to Jurisdiction..................  51
   Section 6.06.  Consent of Financial Security............  52
   Section 6.07.  Counterparts.............................  52
   Section 6.08.  Headings.................................  52
   Section 6.09.  Trial by Jury Waived.....................  52
   Section 6.10.  Limited Liability........................  53
   Section 6.11.  Entire Agreement.........................  53


             AMENDED AND RESTATED INSURANCE AND INDEMNITY AGREEMENT

          AMENDED AND RESTATED INSURANCE AND INDEMNITY AGREEMENT dated as of March 11, 1994 among FINANCIAL SECURITY ASSURANCE INC. ("Financial Security"), MaHCS GUARANTY CORPORATION ("MaHCS") and GREEN TREE FINANCIAL CORPORATION, formerly known as Green Tree Acceptances, Inc., ("Green Tree").


                            INTRODUCTORY STATEMENTS

          To induce Financial Security to issue its financial guaranty insurance policy in connection with each of the First Closing Transactions (as defined in Appendix I hereto) Green Tree and MaHCS entered into ano an Insurance and Indemnity Agreement with Financial Security dated as of February 13, 1992 (the "Original Insurance Agreement").

          Green Tree and MaHCS now wish to induce Financial Security to issue its financial guaranty insurance policy in connection with the Additional Transactions (as also defined in Appendix I) and to amend certain provisions of the Original Insurance Agreement and are therefore entering into this Amended and Restated Insurance and Indemnity Agreement with Financial Security.

          In consideration of the premises and of the agreements herein contained, Financial Security, MaHCS and Green Tree hereby agree as follows:


                                   ARTICLE I

                                  DEFINITIONS

          Section 1.01. Definitions. Capitalized terms used herein shall have the meanings provided below unless the context otherwise requires.

          Section 1.02. Generic Terms. The terms "hereof," "herein" or "hereunder," unless otherwise modified by more specific reference, shall refer to this Agreement in its entirety. Unless otherwise indicated in context, the terms "Article," "Section," "Appendix," "Exhibit" or "Annex" shall refer to an Article or Section of, or Appendix, Exhibit or Annex to, this Agreement. The definition of a term shall include the singular, the plural, the past, the present, the future, the active and the passive forms of such term.

                                   ARTICLE II

                   REPRESENTATIONS, WARRANTIES AND COVENANTS

          Section 2.01. Representations and Warranties of MaHCS. MaHCS represents and warrants as follows:

          (a) Due Organization and Qualification. MaHCS is a corporation, duly organized, validly existing and in good standing under the laws of the State of Delaware. MaHCS is duly qualified to do business, is in good standing and has obtained all necessary certificates of authority, licenses, permits, charters, registrations and approvals (together, "approvals") necessary for the conduct of its business as currently conducted and as contemplated by the MaHCS Documents and the performance of its obligations under the MaHCS Documents, in each jurisdiction in which the failure to be so qualified or to obtain such approvals would render any MaHCS Document unenforceable in any respect or would have a material adverse effect upon the Transactions.

          (b) Power and Authority. MaHCS has all necessary corporate power and authority to conduct its business as currently conducted and as contemplated by the Recourse Replacement Documents and to execute, deliver and perform its obligations under the MaHCS Documents.

          (c) Due Authorization. The execution, delivery and performance of the MaHCS Documents by MaHCS have been duly authorized by all necessary corporate action and do not require any additional approvals or consents or other action by or any notice to or filing with any Person, including, without limitation, any governmental entity or MaHCS' stockholders.

          (d) Noncontravention. Neither the execution and delivery of the MaHCS Documents by MaHCS, MaHCS' consummation of the transactions contemplated thereby nor its satisfaction of the terms and conditions of the MaHCS Documents,

              (i) conflicts with or results in any breach or violation of any provision of the certificate of incorporation or bylaws of MaHCS or any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award currently in effect having applicability to MaHCS or any of its properties, including regulations issued by an administrative agency or other governmental authority having supervisory powers over MaHCS,

              (ii) conflicts with, constitutes a default (or an event which with the giving of notice or the passage of time, or both, would constitute a default) by MaHCS under or a breach of any provision of any loan agreement, mortgage, indenture or other agreement or instrument to which MaHCS is a party or by which it or any of its properties is or may be bound or affected, or

                   (iii) results in or requires the creation of any Lien upon or in respect of any of MaHCS' assets except for the Lien of the Collateral Agent on behalf of Financial Security under the Security Agreement.

          (e) Legal Proceedings. There is no action, proceeding or investigation by or before any court, governmental or administrative agency or arbitrator against or affecting the MaHCS Collateral or MaHCS, or any properties or rights of MaHCS, pending or, to MaHCS' knowledge after reasonable inquiry, threatened, which, in any case, if decided adversely to MaHCS, would result in a Material Adverse Change with respect to MaHCS.

          (f) Valid and Binding Obligations. The MaHCS Documents constitute the legal, valid and binding obligations of MaHCS, enforceable against MaHCS in accordance with their respective terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and general equitable principles.

          (g) Contingent Liabilities. Except for the transactions contemplated by this Agreement, MaHCS is not subject to any contingent liabilities or commitments that, individually or in the aggregate, have a material possibility of causing a Material Adverse Change in respect of MaHCS.

          (h) Compliance With Law, Etc. No practice, procedure or policy employed or proposed to be employed by MaHCS in the conduct of its business violates any law, regulation, judgment, agreement, order or decree applicable to MaHCS which, if enforced, would result in a Material Adverse Change with respect to MaHCS.

          (i) Good Title; Absence of Liens; Security Interest. MaHCS is the owner of, and has good and marketable title to, all the MaHCS Collateral free and clear of all Liens (other than the Lien of the Collateral Agent on behalf of Financial Security under the Security Agreement), and has full right, corporate power and lawful authority to assign, transfer and pledge a first priority security interest in the MaHCS Collateral (and to transfer any documents which are a part thereof) and all such substitutions therefor and additions thereto delivered under the Security Agreement. The Collateral Agent on behalf of Financial Security has a valid and perfected first priority security interest in the MaHCS Collateral free and clear of all Liens.

          (j) Taxes. MaHCS, or the consolidated group of which it is a member, has filed all federal and state tax returns which are required to be filed and paid all taxes, including any assessments received by it, to the extent that such taxes have become due.

          (k) ERISA.  MaHCS has no Plan or Multiemployer Plan.

          (l) Accuracy of Information. Neither the MaHCS Documents nor any documents, agreements, instruments, schedules, certificates, statements, cash flow schedules, number runs or other writings or data (collectively, the "Documents") furnished to Financial Security by MaHCS contain any statement of a material fact by MaHCS which was untrue or misleading in any material respect when made, except to the extent corrected by a subsequent document delivered to Financial Security. There is no fact known to MaHCS which has a material possibility of causing a Material Adverse Change with respect to MaHCS. Since the furnishing of the Documents, there has been no change nor any development or event involving a prospective change known to MaHCS which would render any of the Documents untrue or misleading in a material respect.

          (m) Compliance With Securities Laws. MaHCS is not required to be registered as an "investment company" under the Investment Company Act. MaHCS will not be subject to the information reporting requirements of the Securities Exchange Act.

          (n) MaHCS Documents. Each of the representations and warranties of MaHCS contained in the MaHCS Documents was on the date made and is on the date hereof true and correct in all material respects and MaHCS hereby makes each such representation and warranty to, and for the benefit of, Financial Security as if the same were set forth in full herein.

          (o) Special Purpose Entity.

                (i) The capital of MaHCS is adequate for the business and undertakings of MaHCS.

                (ii) Other than with respect to the purchase by Green Tree of the stock of MaHCS and as provided in the MaHCS Documents, MaHCS is not engaged in any business transactions with Green Tree.

                (iii) At least two directors of MaHCS are not, and will not be, a director, officer, employee or holder of 10% or more of the equity securities of Green Tree or any affiliate thereof.

                (iv) MaHCS' funds and assets have not been commingled with those of Green Tree.

                (v) The by-laws of MaHCS require it to maintain (A) correct and complete books and records of account, and (B) minutes of the meetings and other proceedings of its shareholders and board of directors.

                (vi) MaHCS is solvent and will not be rendered insolvent by the transactions contemplated by the MaHCS Documents and, after giving effect to such transactions, MaHCS will not be left with an unreasonably small amount of capital with which to engage in its business. MaHCS does not intend to incur, and believes that it has not incurred, as a result of the Recourse Replacement Transaction or otherwise, debts beyond its ability to pay such debts as they mature. MaHCS does not contemplate the commencement of insolvency, bankruptcy, liquidation or consolidation proceedings or the appointment of a receiver, liquidator, conservator, trustee or similar official in respect of MaHCS or any of its assets.

                (vii) All the outstanding shares of capital stock of MaHCS (the "MaHCS Stock") are owned by Green Tree.

                (viii) MaHCS has as its corporate address, an address different from Green Tree's address.

          (p) MaHCS recognizes and acknowledges the first priority perfected security interest in the MaHCS Stock in favor of the Collateral Agent on behalf of Financial Security and the express right of the Collateral Agent on behalf of Financial Security to vote the MaHCS Stock as indicated on MaHCS' books.

          (q)    Tax Status of the Trusts.

                (i) After giving effect to the transactions contemplated by the Recourse Replacement Documents and the Assigned Interest Securitization, (A) each of the REMIC Trusts qualifies as a REMIC under the Code, (B) no taxes are due from the Trustee with respect to the REMIC Trusts, (C) none of the REMIC Trusts are subject to the payment of any tax under federal or local law, and (D) no event has occurred which would cause a tax to be imposed on any of the REMIC Trusts or would otherwise adversely affect the status of any of the REMIC Trusts as a REMIC.

                (ii) After giving effect to the transactions contemplated by the Recourse Replacement Documents and the Assigned Interest Securitization, (A) each of the Grantor Trusts qualifies as a grantor trust and (B) none of the Grantor Trusts are subject to the payment of any tax under federal or local law and (C) no event has occurred which would adversely affect the status of any of the Grantor Trusts as a grantor trust.

          Section 2.02. Affirmative Covenants of MaHCS. MaHCS hereby agrees that during the Term of this Agreement, unless Financial Security shall otherwise expressly consent in writing:

          (a) Compliance With Agreements and Applicable Laws. MaHCS shall perform each of its obligations under the MaHCS Documents and comply with all material requirements of any law, rule or regulation applicable to it.

          (b) Corporate Existence. MaHCS shall maintain its corporate existence and shall at all times continue to be duly organized under the laws of the State of Delaware and duly qualified and duly authorized (as described in Sections 2.01(a),

(b) and (c) hereof) and shall conduct its business in accordance with the terms of its certificate of incorporation and bylaws.

          (c) Financial Statements; Accountants' Reports; Other Information. MaHCS shall keep or cause to be kept in reasonable detail books and records of account of MaHCS' assets and business, including, but not limited to, books and records relating to the Recourse Replacement Transaction, which shall be furnished to Financial Security upon request. The books of MaHCS shall be kept on an accrual basis and MaHCS shall report its operations for tax purposes on an accrual basis. The fiscal year of MaHCS shall end on December 31 of each year. MaHCS shall furnish or cause to be furnished to Financial Security:

                (i) Annual Financial Statements. As soon as available, and in any event within 90 days after the close of each fiscal year of MaHCS, the unaudited balance sheets of MaHCS as of the end of such fiscal year and the unaudited statements of income, changes in shareholders' equity and cash flows of MaHCS for such fiscal year, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the preceding fiscal year, prepared in accordance with generally accepted accounting principles, consistently applied and by the certificate specified in Section 2.02(d) hereof; provided that, audited financial statements shall be provided within 45 days after Financial Security requests such audited financial statements.

                (ii) Quarterly Financial Statements. As soon as available, and in any event within 45 days after the close of each of the first three quarters of each fiscal year of MaHCS, the unaudited balance sheets of MaHCS as of the end of such quarter and the unaudited statements of income, changes in shareholders' equity and cash flows of MaHCS for the portion of the fiscal year then ended, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the preceding fiscal year, prepared in accordance with generally accepted accounting principles consistently applied (subject to normal year-end adjustments), and accompanied by the certificate specified in Section 2.02(d) hereof.

                (iii) Accountants' Reports. Promptly upon receipt thereof, copies of any reports submitted to MaHCS by its independent accountants in connection with any examination of the financial statements of MaHCS.

                (iv) Certain Information. Promptly after the filing or sending thereof, copies of any proxy statements, financial statements, reports, and registration statements which MaHCS files with, or delivers to, the IRS, the Commission or any other federal government agency, authority or body which supervises the issuance of securities by MaHCS or any national securities exchange, and, on an annual basis (or as frequently as quarterly, at the request of Financial Security), the registry or other listing of the names and addresses of the holders of any securities of MaHCS.

                (v) Other Information. Promptly upon receipt thereof, copies of all schedules, financial statements or other similar reports delivered to or by MaHCS pursuant to the terms of the Security Agreement and, promptly upon request, such other data as Financial Security may reasonably request.

          Financial Security agrees that it and its agents, accountants and attorneys shall keep confidential all financial statements, reports and other information delivered by MaHCS pursuant to this Section 2.02(c) as provided in
Section 2.02(e) hereof.

          (d) Compliance Certificate. MaHCS shall deliver to Financial Security concurrently with the delivery of the financial statements required pursuant to Section 2.02(c)(i) and (ii) hereof, a certificate signed by the Chief Financial Officer of MaHCS stating that:

                (i) a review of MaHCS' performance under the MaHCS Documents during such period has been made under such officer's supervision;

                (ii) to the best of such individual's knowledge following reasonable inquiry, no Default or Event of Default has occurred, or if a Default or Event of Default has occurred, specifying the nature thereof and, if MaHCS has a right to cure pursuant to Section 5.01, stating in reasonable detail the steps, if any, being taken by MaHCS to cure such Default or Event of Default or to otherwise comply with the terms of the agreement to which such Default or Event of Default relates; and

                (iii) the attached financial reports submitted in accordance with Section 2.02(c)(i) or (ii) hereof, as applicable, are complete and correct in all material respects and present fairly the financial condition and results of operations of MaHCS as of the dates and for the periods indicated, in accordance with generally accepted accounting principles consistently applied (subject as to interim statements to normal year-end adjustments).

          (e) Access to Records; Discussions With Officers and Accountants. MaHCS shall, upon the request of Financial Security, permit Financial Security or its authorized agents:

                (i) to inspect all books and records of MaHCS including without limitation any books and records that may relate to the MaHCS Collateral and the Transactions;

                (ii) to discuss the affairs, finances and accounts of MaHCS with the Chief Operating Officer and the Chief Financial Officer of MaHCS; and

              (iii) to discuss the affairs, finances and accounts of MaHCS with MaHCS' independent accountants, provided that an officer of MaHCS shall have the right to be present during such discussions.

          Such inspections and discussions shall be conducted during normal business hours and shall not unreasonably disrupt the business of MaHCS. The books and records of MaHCS will be maintained at the address of MaHCS designated herein for receipt of notices, unless MaHCS shall otherwise advise the parties hereto in writing.

          Financial Security agrees that it and its agents, accountants and attorneys shall keep confidential any matter of which it becomes aware through such inspections or discussions (unless readily available from public sources), except as may be otherwise required by regulation, law or court order or requested by appropriate governmental authorities or as necessary to preserve its rights or security under or enforce the Recourse Replacement Documents, provided that the foregoing shall not limit the right of Financial Security to make such information available to its regulators, securities rating agencies, Certificateholders, reinsurers, liquidity providers, counsel and accountants; and provided further that the foregoing shall not apply from and after the date of any Event of Default. If Financial Security is requested or required (by oral questions, interrogatories, requests for information or documents subpoena, civil investigative demand or similar process) to disclose any information of which it becomes aware through such inspections or discussions, Financial Security will promptly notify MaHCS of such request(s) so that MaHCS may seek an appropriate protective order and/or waive Financial Security's compliance with the provisions of this Agreement. Except as otherwise advised by counsel, Financial Security shall allow reasonable opportunity for obtaining such a protective order. If, in the absence of a protective order or the receipt of a waiver hereunder, Financial Security should, in the opinion of its counsel, disclose such information, Financial Security may disclose such information without liability hereunder.

          (f) Notice of Material Events. MaHCS shall promptly inform Financial Security in writing of the occurrence of any of the following:

              (i) the submission of any claim or the initiation of any legal process, litigation or administrative or judicial investigation against MaHCS involving potential damages or penalties in an uninsured amount in excess of $25,000 in any one instance or $100,000 in the aggregate;

              (ii) any change in the location of MaHCS' principal office or any change in the location of MaHCS' books and records;

              (iii)  the occurrence of any Default or Event of Default;

              (iv) the commencement or threat of any rule making or disciplinary proceedings or any proceedings instituted by or against MaHCS in any federal, state or local court or before any governmental body or agency, or before any arbitration board, or the promulgation of any proceeding or any proposed or final rule which, if adversely determined, would result in a Material Adverse Change with respect to MaHCS;

              (v) the commencement of any proceedings by or against MaHCS under any applicable bankruptcy, reorganization, liquidation, rehabilitation, insolvency or other similar law now or hereafter in effect or of any proceeding in which a receiver, liquidator, conservator, trustee or similar official shall have been, or may be, appointed or requested for MaHCS or any of its assets; or

              (vi) the receipt of notice that (A) MaHCS is being placed under regulatory supervision, (B) any license, permit, charter, registration or approval necessary for the conduct of MaHCS' business is to be, or may be, suspended or revoked, or (C) MaHCS is to cease and desist any practice, procedure or policy employed by MaHCS in the conduct of its business, and such cessation may result in a Material Adverse Change with respect to MaHCS.

          (g) Further Assurances.

              (i) MaHCS shall, at its own cost and expense, promptly upon Financial Security's request, take such action as Financial Security may deem necessary or desirable, in its reasonable judgment (including without limitation, the execution and filing of financing statements, amendments and continuation statements, or other documents and instruments) to (A) effectuate the intention, performance and provisions of the Transaction Documents to which it is a party or by which it is bound and (B) perfect, preserve and protect the Collateral Agent's first priority security interest in the MaHCS Collateral, free and clear of all Liens and restrictions on transferability.

              (ii) MaHCS agrees to cooperate with S&P and Moody's in connection with any review of the Transactions which may be undertaken by S&P and Moody's after the Second Closing Date.

          (h) Maintenance of Licenses. MaHCS shall maintain all licenses, permits, charters and registrations which are material to the conduct of its business.

              (i) Use of Proceeds. MaHCS shall apply its funds towards the payment of amounts due under the MaHCS Guarantees and towards the other sums payable by MaHCS under the MaHCS Documents and for no other purpose except as otherwise allowed herein.
                                       9

          (j) Surrender of Policies. MaHCS shall cause the Trustee, upon the expiration of the term of any Policy, to surrender the Policy to Financial Security for cancellation.

          (k) Disclosure. MaHCS shall assure that any Offering Document delivered in connection with any of the Transactions shall clearly disclose that the related Policy is not covered by the property/casualty insurance security fund specified in Article 76 of the New York Insurance Law. In addition, any Offering Document delivered with respect to any Transaction which includes financial statements of Financial Security prepared in accordance with generally accepted accounting principles shall include the following statement immediately preceding such financial statements:

          The New York State Insurance Department recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the New York Insurance Law, and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the New York State Insurance Department to financial statements prepared in accordance with generally accepted accounting principles in making such determinations.

          (l) Special Purpose Entity.

              (i) MaHCS shall conduct its business solely in its own name through its duly authorized officers or agents so as not to mislead others as to the identity of the company with which those others are concerned, and particularly shall avoid the appearance of conducting business on behalf of Green Tree or that the assets of MaHCS are available to pay the creditors of Green Tree. Without limiting the generality of the foregoing, all oral and written communications, including, without limitation, letters, invoices, purchase orders, contracts, statements and loan applications, will be made solely in the name of MaHCS.

              (ii) MaHCS shall maintain corporate records and books of account separate from those of Green Tree.

              (iii) MaHCS shall obtain proper authorization from its Board of Directors of all corporate action requiring such authorization, meetings of the board of directors of MaHCS shall be held not less frequently than three times per annum or such less frequent intervals as the board of directors of MaHCS shall unanimously agree to and copies of the minutes of each such board meeting shall be delivered to Financial Security within four weeks of such meeting.

              (iv) MaHCS shall obtain proper authorization from its shareholders of all corporate action requiring shareholder approval, meetings of the shareholders of MaHCS shall be held not less frequently than one time per annum and copies of each such authorization and the minutes of each such shareholder meeting shall be delivered to Financial Security within two weeks of such authorization or meeting, as the case may be.

              (v) Although the organizational expenses of MaHCS have been paid by Green Tree, except as contemplated by the MaHCS Documents, operating expenses and liabilities of MaHCS shall be paid from its own funds.

              (vi) The annual financial statements of MaHCS shall disclose the effects of MaHCS' transactions in accordance with generally accepted accounting principles and shall disclose that the assets of MaHCS are not available to pay creditors of Green Tree.

              (vii) The resolutions, agreements and other instruments underlying the transactions described in this Agreement shall be continuously maintained by MaHCS as official records.

              (viii) MaHCS shall maintain an arm's-length relationship with Green Tree and will not hold itself out as being liable for the debts of Green Tree.

              (ix) MaHCS shall keep its assets and its liabilities wholly separate from those of all other entities, including, but not limited to Green Tree.

              (x) MaHCS shall maintain as its corporate address, an address different from Green Tree's address.

              (xi) MaHCS shall at all times maintain assets with a current fair salable value which is greater than its probable liability on its debts.

              (m) Third-Party Beneficiary. MaHCS agrees that Financial Security shall have all rights of a third-party beneficiary in respect of each of MaHCS' obligations under the MaHCS Documents and hereby incorporates and restates its representations, warranties and covenants as set forth therein for the benefit of Financial Security.

          Section 2.03. Negative Covenants of MaHCS. MaHCS hereby agrees that during the Term of the Insurance Agreement, unless Financial Security shall otherwise expressly consent in writing, a copy of which consent with respect to the matters set forth in Section 2.03(b) shall be sent to Moody's:

          (a) Amendments to Organic Documents. MaHCS shall not amend, supplement or otherwise modify its certificate of incorporation or bylaws (or permit any of the foregoing).

          (b) Limitation on Indebtedness. MaHCS shall not create, incur or suffer to exist any Indebtedness other than the MaHCS Guarantees and Permitted Indebtedness.

          (c) Subsidiaries. MaHCS shall not form, or cause to be formed, any Subsidiaries.

          (d) Dividends; Repurchase of Shares. MaHCS shall neither repurchase any shares of its capital stock nor make any distributions in respect of its capital stock, including, without limitation, any payment of dividends, except that MaHCS may, in accordance with its certificate of incorporation and by-laws, and in accordance with all applicable law and regulation, distribute as dividends any of its assets which are not subject to the pledge of the Security Agreement and which are not otherwise required by MaHCS to pay its expenses.

          (e) Restrictions on Liens. MaHCS shall not (i) create, incur or suffer to exist, or agree to create, incur or suffer to exist, or consent to cause or permit in the future (upon the happening of a contingency or otherwise) the creation, incurrence or existence of any Lien on the MaHCS Collateral or on any of its assets, except for Liens in favor of the Collateral Agent on behalf of Financial Security, or (ii) sign or file under the Uniform Commercial Code of any jurisdiction any financing statement which names MaHCS as a debtor, or sign any security agreement authorizing any secured party thereunder to file such financing statement, except in each case any such instrument solely securing the rights and preserving the Lien of the Collateral Agent.

          (f) Issuance of Stock. MaHCS shall not issue any capital stock or rights, warrants or options in respect of its capital stock or securities convertible into or exchangeable for capital stock other than the currently outstanding shares of capital stock of MaHCS owned by Green Tree.

          (g) Impairment of Rights. MaHCS shall not (i) take any action, or fail to take any action, if such action or failure to take action may interfere with the enforcement of any rights under the MaHCS Documents that are material to the rights, benefits or obligations of the Collateral Agent or Financial Security; (ii) waive or alter any rights with respect to the MaHCS Collateral (or any agreement or instrument relating thereto); (iii) take any action, or fail to take any action, if such action or failure to take action may interfere with the enforcement of any rights with respect to the MaHCS Collateral; (iv) fail to pay any tax, assessment, charge or fee with respect to the MaHCS Collateral or fail to defend any action, if such failure to pay or defend may adversely affect the priority or enforceability of the Collateral Agent's first priority lien on or perfected security interest in the MaHCS Collateral or MaHCS' right, title or interest in the MaHCS Collateral.

          (h) Limitation on Mergers, Etc. MaHCS shall not consolidate with or merge with or into any Person or transfer all or any material amount of its assets to any Person or liquidate or dissolve.

          (i) Waiver, Amendments, Etc. MaHCS shall not waive, modify or amend, or consent to any waiver, modification or amendment of, any of the provisions of any of the Transaction Documents.

          (j) ERISA. Except to the extent MaHCS may incur liability as a Commonly Controlled Entity, MaHCS shall not contribute or incur any obligation to contribute to, or incur any liability in respect of, any Plan or Multiemployer Plan.

          (k) Other Activities.  MaHCS shall not:

                  (i) sell, transfer, exchange or otherwise dispose of any of its assets except as permitted under the MaHCS Documents;

                  (ii) engage in any business or activity other than in connection with the performance of the MaHCS Documents and as permitted by its certificate of incorporation; or

                  (iii) institute against, or join any other person in instituting against Green Tree any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding, or other proceeding under any bankruptcy or similar law, for one year and a day after the expiration of the Term of this Agreement.

          (l) Tax Status of the Trusts. MaHCS shall not take any action or fail to take any action if such action or failure to take action would adversely affect the status of any of the REMIC Trusts as a REMIC or would cause a tax to be imposed on any of the REMIC Trusts or would adversely affect the status of any of the Grantor Trusts as a grantor trust under the Code.

          Section 2.04. Representations and Warranties of Green Tree. Green Tree represents and warrants as follows:

          (a) Due Organization and Qualification. Green Tree and each of its Subsidiaries is duly organized, validly existing and in good standing under the laws of its respective state of organization. Green Tree and each of its Subsidiaries is duly qualified to do business, is in good standing, and has obtained all necessary certificates of authority, licenses, permits, charters, registrations and approvals (together, "approvals") necessary for the conduct of its business as currently conducted and as contemplated by the Transaction Documents and the performance of its obligations under the Transaction Documents in each jurisdiction in which the failure to be so qualified or to obtain such approvals would render any of the Transaction Documents unenforceable in any respect or would have a material adverse effect upon any of the Transactions.

          (b) Power and Authority. Green Tree has all necessary corporate power and authority to conduct its business, as currently conducted, and as contemplated by the Transaction Documents, to execute, deliver and perform its obligations under the Transaction Documents to which it is a party and to consummate the Recourse Replacement Transaction and the Transactions.

          (c) Due Authorization. The execution, delivery and performance of the Green Tree Documents by Green Tree have been duly authorized by all necessary corporate action and do not require any additional approvals or consents or other action by or any notice to or filing with any Person, including, without limitation, any governmental entity or Green Tree's stockholders.

          (d) Noncontravention. Neither the execution and delivery of the Green Tree Documents by Green Tree, the consummation of the transactions contemplated thereby nor the satisfaction of the terms and conditions of the Green Tree Documents,

                 (i) conflicts with or results in any breach or violation of any provision of the articles of incorporation or bylaws of Green Tree or any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award currently in effect having applicability to Green Tree or any of its properties, including regulations issued by an administrative agency or other governmental authority having supervisory powers over Green Tree;

                 (ii) conflicts with, constitutes a default (or an event which with the giving of notice or the passage of time, or both, would constitute a default) by Green Tree under, or a breach of or contravenes any provision of, the Original Documents, any loan agreement, mortgage, indenture or other agreement or instrument to which Green Tree or any of its Subsidiaries is a party or by which it or any of their properties is or may be bound or affected; or

                 (iii) results in or requires the creation of any Lien upon or in respect of any of Green Tree's assets except for Liens of the Collateral Agent on behalf of Financial Security under the Security Agreement and the Lien created by the Stock Pledge Agreement.

          (e) Legal Proceedings. Except as otherwise disclosed in the Financial Statements of Green Tree that have been provided to Financial Security, there is no action, proceeding or investigation by or before any court, governmental or administrative agency or arbitrator against or affecting Green Tree or any of its Subsidiaries, or any properties or rights of Green Tree or any of its Subsidiaries, including, without limitation, any of their respective rights to receive payment of amounts due in respect of the Assigned Interests pending or, to Green Tree's knowledge after reasonable inquiry, threatened, which, in any case, if decided adversely to Green Tree, would result in a Material Adverse Change with respect to Green Tree.

          (f) Valid and Binding Obligation. The Green Tree Documents constitute the legal, valid and binding obligations of Green Tree enforceable against Green Tree in accordance with their respective terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforceability of creditors' rights generally and general equitable principles.

          (g) Financial Statements. The Financial Statements of Green Tree, copies of which have been furnished to Financial Security, (i) are, as of the dates and for the periods referred to therein, complete and correct in all material respects, (ii) present fairly the financial condition and results of operations of Green Tree as of the dates and for the periods indicated and (iii) have been prepared in accordance with generally accepted accounting principles, consistently applied, except as noted therein (subject as to interim statements to normal year-end adjustments). Since the date of the most recent Financial Statements, there has been no material adverse change in such financial condition or results of operations. Except as disclosed in the Financial Statements of Green Tree, Green Tree is not subject to any contingent liabilities or commitments that, individually or in the aggregate, have a material possibility of causing a Material Adverse Change in respect of Green Tree.

          (h) Compliance With Law, Etc. No practice, procedure or policy employed, or proposed to be employed, by Green Tree in the conduct of its business violates any law, regulation, judgment, agreement, order or decree applicable to Green Tree which, if enforced, would result in a Material Adverse Change with respect to Green Tree.

          (i) Transaction Contracts. No Letter of Credit Bank or other Person has any right, interest or claim in any of the Transaction Contracts or the proceeds thereof.

          (j) Good Title; Absence of Liens; Security Interest. Green Tree is the owner of, and has good and marketable title to, all the MaHCS Stock and the Green Tree Collateral, free and clear of all Liens and restrictions on transferability, and has full right, corporate power and lawful authority to grant a security interest in the Green Tree Collateral and the MaHCS Stock (and any documents which are a part thereof) and all such substitutions therefor and additions thereto delivered under this Agreement or the Stock Pledge Agreement. The Collateral Agent on behalf of Financial Security has a valid and perfected first priority security interest in the MaHCS Stock and the Green Tree

Collateral free and clear of all Liens and restrictions on transferability.

          (k) Taxes. Green Tree and each of its Subsidiaries has filed all federal and state tax returns which it is required to file and paid all taxes, including any assessments received by it to the extent that such taxes have become due.

          (l) ERISA. No Accumulated Funding Deficiency, whether or not waived, has occurred with respect to a Plan. No Plan has been terminated, and no Commonly Controlled Entity has withdrawn from any Multiemployer Plan which could result in any liability under ERISA of a Commonly Controlled Entity. No Reportable Event or other event or condition has occurred which could result in the termination of a Plan by the PBGC. No Plan has an Underfunding greater than $100,000. The aggregate amount of Underfunding for all Underfunded Plans does not exceed $100,000. The liability to which the Commonly Controlled Entities would become subject under ERISA if they were to withdraw completely from all Multiemployer Plans as of the most recent valuation date is not in excess of $100,000. The Multiemployer Plans are neither in Reorganization (as defined in
Section 4241 of ERISA) nor Insolvent (as defined in Section 4245 of ERISA).

          (m) Accuracy of Information. None of the Transaction Documents or any documents, agreements, instruments, schedules, certificates, statements, cash flow schedules, number runs or other writings or data (collectively, the "Documents") furnished to Financial Security by Green Tree contains any statement of a material fact by Green Tree which was untrue or misleading in any material respect when made. There is no fact known to Green Tree which has a material possibility of causing a Material Adverse Change with respect to Green Tree. Since the furnishing of the Documents, there has been no change nor any development or event involving a prospective change known to Green Tree which would render any of the Documents untrue or misleading in a material respect, except to the extent corrected by a subsequent document delivered to Financial Security.

          (n) Compliance With Securities Laws. The offer and sale of the Certificates was not in violation of the Securities Act and complied in all material respects with all requirements of law applicable at the time the Certificates were issued, including all registration requirements of applicable securities laws. Without limitation of the foregoing, the Offering Documents did not contain any untrue statement of a material fact and did not omit to state a material fact necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading. Neither the offer nor sale of the Certificates has been or will be in violation of the Securities Act or any other federal or state securities laws. Neither Green Tree nor any of its Subsidiaries is required to be registered as an "investment company" under the Investment Company Act. Green Tree is subject to the information reporting requirements of the Securities Exchange Act.

          (o) Green Tree Documents. Each of the representations and warranties of Green Tree contained in the Green Tree Documents (whether made in its individual capacity, in its capacity as Servicer, or otherwise) is true and correct in all material respects and Green Tree hereby makes each such representation and warranty to, and for the benefit of, Financial Security as if the same were set forth in full herein (it being understood, however, that those representations and warranties made as of a certain date are hereby confirmed to be true and correct as of that certain date only). Green Tree acknowledges that Financial Security has relied and will continue to rely upon such representation and warranty made by Green Tree and agrees that Financial Security is entitled to rely thereon. Except as otherwise expressly agreed to by Financial Security in writing, each such representation and warranty shall survive the execution of any amendment to the Original Documents, and shall be unimpaired by any review and examination of the Serviced Contracts or any documents related to the Serviced Contracts or any failure on the part of Financial Security to review or examine the Serviced Contracts or such documents related to the Serviced Contracts.

          (p) Original Documents. Each representation and warranty Green Tree made in the Original Documents (whether made in its individual capacity, in its capacity as Servicer or otherwise, was at the time it was made), and continues to be as of the date hereof, true and correct in all material respects and Green Tree hereby makes each such representation and warranty contained therein to, and for the benefit of, Financial Security as if the same were set forth in full herein.

          (q) Solvency.

                 (i) The capital of Green Tree is adequate for its business and undertakings.

                 (ii) Green Tree is, and at all times during the year immediately preceding the Second Closing Date has been, solvent and will not be rendered insolvent by the transactions contemplated by the Recourse Replacement Documents and after giving effect to such transactions, Green Tree will not be left with an unreasonably small amount of capital with which to engage in its business. Green Tree does not intend to incur, or believe that it has incurred, as a result of the Recourse Replacement Transaction or otherwise, debts beyond its ability to pay such debts as they mature. Green Tree does not contemplate the commencement of insolvency, bankruptcy, liquidation or consolidation proceedings or the appointment of a receiver, liquidator, trustee or similar official in respect of MaHCS or any of its assets.

          (r)  Nonconsolidation.

                 (i) Other than with respect to the purchase by Green Tree of the stock of MaHCS and as provided in the Recourse Replacement Documents, Green Tree is not engaged in any business transactions with MaHCS.

                 (ii) Green Tree's funds and assets have not been commingled with those of MaHCS.

                 (iii) The bylaws of Green Tree require it to maintain (A) correct and complete books and records of account, and (B) minutes of the meetings and other proceedings of its shareholders and board of directors.

          (s) Delivery of Original Documents. Green Tree has furnished a complete set of the Original Documents to Financial Security. Exhibit A hereto contains an accurate and complete list for each Transaction of the Pooling Agreement executed in connection therewith as each such agreement may have been amended or supplemented from the date of execution to the Second Closing Date.

          (t) Transaction Contracts. The list of Contracts for each Transaction delivered to Financial Security is a complete and accurate schedule of all the Contracts in the Transactions and all information contained in such list is accurate and complete as of the Second Closing Date.

          (u) Tax Status of the Trusts.

                 (i) As of the Second Closing Date and after giving effect to the transactions contemplated by the Recourse Replacement Documents, (A) each of the REMIC Trusts qualifies as a REMIC under the Code, (B) no taxes are due from the Trustee with respect to the REMIC Trusts, and (C) no event has occurred which would cause a tax to be imposed on any of the REMIC Trusts or would otherwise adversely affect the status of any of the REMIC Trusts as a REMIC.

                 (ii) As of the Second Closing Date and after giving effect to the transactions contemplated by the Recourse Replacement Documents, each of the Grantor Trusts qualifies as a grantor trust under the Code and no event has occurred which would adversely affect the status of any of the Grantor Trusts as a grantor trust under the Code.

          (v) Collection and Servicing Practices. The collection and servicing practices used by Green Tree with respect to each Serviced Contract have been in all material respects legal, proper and prudent, and consistent with those customarily employed by institutions servicing loans secured by manufactured houses.

          (w) Computer Systems. Green Tree has maintained its computer systems so that any master computer records (including back-up archives) that refer to a Transaction Contract, clearly indicate that such Contract is owned by the Trustee as trustee.

          (x) Warehousing Credit Agreement. The Warehousing Credit Agreement, together with all amendments thereto as of the Second Closing Date, delivered to Financial Security is a true and correct copy thereof.

          (y) Stamping of Contracts. Each Transaction Contract has been stamped with a legend substantially in the following form: "Assigned to First Bank (N.A.) as Trustee".

          Section 2.05. Affirmative Covenants of Green Tree. Green Tree hereby agrees that during the Term of this Agreement, unless Financial Security shall otherwise expressly consent in writing:

          (a) Compliance With Agreements and Applicable Laws. Green Tree shall perform each of the obligations under the Transaction Documents and comply with all material requirements of any law, rule or regulation applicable to it.

          (b) Corporate Existence. Green Tree shall maintain, and cause MaHCS to maintain, its corporate existence and shall at all times continue to be and cause MaHCS to continue to be duly organized under the laws of the state of its incorporation and duly qualified and duly authorized (as described in Sections 2.04(a), (b) and (c) hereof) and shall conduct its business in accordance with the terms of its certificate of incorporation and bylaws.

          (c) Financial Statements; Accountants' Reports; Other Information. Green Tree shall keep or cause to be kept in reasonable detail books and records of account of Green Tree's assets and business, including, but not limited to, books and records relating to the Original Transactions and the Recourse Replacement Transaction, which shall be furnished to Financial Security upon request. The books of Green Tree shall be kept on an accrual basis and Green Tree shall report its operations for tax purposes on an accrual basis. Green Tree shall furnish or cause to be furnished to Financial Security:

                 (i) Annual Financial Statements. As soon as available, and in any event within 90 days after the close of each fiscal year of Green Tree, the audited balance sheets of Green Tree as of the end of such fiscal year and the audited statements of income, changes in shareholders' equity and cash flows of Green Tree for such fiscal year, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the preceding fiscal year, prepared in accordance with generally accepted accounting principles, consistently applied, and accompanied by the certificate of Green Tree's independent accountants (who shall be acceptable to Financial Security) together with a statement of such accountants that to their knowledge there exists no Default or Event of Default or, if any such Default or Event of Default exists, the nature and extent thereof and by the certificate specified in Section 2.05(d) hereof.

              (ii) Quarterly Financial Statements. As soon as available, and in any event within 45 days after the close of each of the first three quarters of each fiscal year of Green Tree, the unaudited balance sheets of Green Tree as of the end of such quarter and the unaudited statements of income, changes in shareholders' equity and cash flows of Green Tree for the portion of the fiscal year then ended, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the preceding fiscal year, prepared in accordance with generally accepted accounting principles consistently applied (subject to normal year-end adjustments), and accompanied by the certificate specified in Section 2.05(d) hereof.

              (iii) Accountants' Reports. Promptly upon receipt thereof, copies of any reports submitted to Green Tree by its independent accountants in connection with any examination of the financial statements of Green Tree. In addition, any reports prepared by Green Tree's accountants for Green Tree's internal use only and which are not otherwise generally available to Green Tree's shareholders or to federal government agencies (any such report, a "Management Report") shall, if Green Tree wishes such report returned to it, be marked "CONFIDENTIAL -- DO NOT COPY OR REPRODUCE IN ANY MANNER -- Attention:
Vice President -Surveillance" before being delivered to Financial Security. Financial Security shall within 90 days of its receipt of such Management Report return such Management Report to Green Tree.

              (iv) Certain Information. Promptly after the filing or sending thereof, copies of all proxy statements, financial statements, reports and registration statements which Green Tree files, or delivers to, the IRS, the Commission, or any other federal government agency, authority or body which supervises the issuance of securities by Green Tree or any national securities exchange, and, on an annual basis (or as frequently as quarterly, at the request of Financial Security), the registry or other listing of the names and addresses of the Certificateholders.

              (v) Other Information. Promptly upon receipt thereof, copies of all schedules, financial statements or other similar reports delivered to or by Green Tree pursuant to the terms of the Original Documents and, promptly upon request, such other data as Financial Security may reasonably request.

              (vi) Warehousing Credit Agreement. Promptly after execution thereof, all amendments or waivers related to the Warehousing Credit Agreement.

              (vii) Assigned Interest Securitizations. Promptly after execution or delivery thereof any documents (including any prospectus or offering documents prepared in connection with the Assigned Interest Securitization. All financial statements specified in clauses (i) and (ii) above shall be furnished in consolidated form for Green Tree and all of its Subsidiaries in the event Green Tree shall consolidate its financial statements with its Subsidiaries.

          Financial Security agrees that it and its agents, accountants and attorneys shall keep confidential all financial statements, reports and other information delivered by Green Tree pursuant to this Section 2.05(c) as provided in Section 2.05(e) hereof.

              (d) Compliance Certificate. Green Tree shall deliver to Financial Security concurrently with the delivery of the financial statements required pursuant to Section 2.05 (c)(i) or (ii) hereof a certificate signed by the Chief Financial Officer of Green Tree stating that:

              (i) a review of Green Tree's performance under the Transaction Documents during such period has been made under such officer's supervision;

              (ii) to the best of such individual's knowledge following reasonable inquiry, no Default or Event of Default has occurred, or if a Default or Event of Default has occurred, specifying the nature thereof and, if Green Tree has a right to cure pursuant to Section 5.01, stating in reasonable detail the steps, if any, being taken by Green Tree to cure such Default or Event of Default or to otherwise comply with the terms of the agreement to which such Default or Event of Default relates; and

              (iii) the attached financial reports submitted in accordance with
Section 2.05 (c)(i) or (ii), as applicable, are complete and correct in all material respects and present fairly the financial condition and results of operations of Green Tree as of the dates and for the periods indicated, in accordance with generally accepted accounting principles consistently applied (subject as to interim statements to normal year-end adjustments) and the attached computations indicate compliance by Green Tree with the covenants of Green Tree contained in Section 2.05 and Section 2.06.

          (e) Access to Records; Discussions With Officers and Accountants. Green Tree shall, upon the request of Financial Security, permit Financial Security or its authorized agents:

              (i) to inspect the books, records and properties of Green Tree and its Subsidiaries as they may relate to the Transactions and Green Tree's business generally and to copy and make extracts therefrom;

              (ii) to discuss the affairs, finances and accounts of Green Tree with the Chief Operating Officer and the Chief Financial Officer of Green Tree; and

              (iii) to discuss the affairs, finances and accounts of Green Tree with Green Tree's independent accountants, provided that an officer of Green Tree shall have the right to be present during such discussions.

          Such inspections and discussions shall be conducted during normal business hours and shall not unreasonably disrupt the business of Green Tree.

          Financial Security agrees that it and its agents, accountants and attorneys shall keep confidential any matter of which it becomes aware through such inspections or discussions (unless readily available from public sources), except as may be otherwise required by regulation, law or court order or requested by appropriate governmental authorities or as necessary to preserve its rights or security under or enforce the Recourse Replacement Documents, provided that the foregoing shall not limit the right of Financial Security to make such information available to its regulators, reinsurers, liquidity providers, counsel and accountants and to securities rating agencies and Certificateholders. If Financial Security is requested or required (by oral questions, interrogatories, requests for information or documents subpoena, civil investigative demand or similar process) to disclose any information of which it becomes aware through such inspections or discussions, Financial Security will promptly notify Green Tree of such request(s) so that Green Tree may seek an appropriate protective order and/or waive Financial Security's compliance with the provisions of this Agreement. If, in the absence of a protective order or the receipt of a waiver hereunder, Financial Security should, in the opinion of its counsel, disclose such information, Financial Security may disclose such information without liability hereunder.

          (f) Notice of Material Events. Green Tree shall promptly inform Financial Security in writing of the occurrence of any of the following:

              (i) the making by any Person of any claim or the initiation by any Person of any legal process, litigation or administrative or judicial investigation against Green Tree or any of its Affiliates involving potential damages or penalties in an uninsured amount in excess of $100,000 in any one instance or $500,000 in the aggregate;

              (ii) any change in the location of Green Tree's principal office or any change in the location of Green Tree's books and records;

              (iii) the occurrence of any Default or Event of Default;

              (iv) the commencement of or threat of any rule making or disciplinary proceedings or any proceedings instituted by or against Green Tree in any federal, state or local court or before any governmental body or agency, or before any arbitration board, or the promulgation of any proceeding or any proposed or final rule which, if adversely determined, would result in a Material Adverse Change with respect to Green Tree;

              (v) the commencement of any proceedings by or against Green Tree under any applicable bankruptcy, reorganization, liquidation, rehabilitation, insolvency or other similar law now or hereafter in effect or of any proceeding in which a receiver, liquidator, conservator, trustee or similar official shall have been, or may be, appointed or requested for Green Tree or any of its assets;

              (vi) the receipt of notice that (A) Green Tree is being placed under regulatory supervision, (B) any license, permit, charter, registration or approval necessary for the conduct of Green Tree's business is to be, or may be, suspended or revoked, or (C) Green Tree is to cease and desist any practice, procedure or policy employed by Green Tree in the conduct of its business, and such cessation may result in a Material Adverse Change with respect to Green Tree;

              (vii) the occurrence of any event described in Section 2.02(f); or

              (viii) any development affecting or relating to Green Tree or any of its Subsidiaries, including without limitation any development in the litigation referred to in Schedule 2.05 hereto, that in the reasonable judgment of Green Tree has caused, or could reasonably be expected to cause, a Material Adverse Change.

          (g) Further Assurances.

              (i) Green Tree shall, at its own cost and expense, promptly upon Financial Security's request, take such action as Financial Security may deem necessary or desirable, in its reasonable judgment (including without limitation, executing and filing financing statements, amendments and continuation statements, and other documents and instruments) to (A) effectuate the intention, performance and provisions of the Transaction Documents to which it is a party or by which it is bound and (B) perfect, preserve and protect the Collateral Agent's first priority security interest in the Green Tree Collateral, free and clear of all Liens and restrictions on transferability.

              (ii) Green Tree agrees to cooperate with S&P and Moody's in connection with any review of the Transactions which may be undertaken by S&P and Moody's after the Second Closing Date.

          (h) Maintenance of Licenses. Green Tree shall maintain all licenses, permits, charters and registrations which are material to the conduct of its business.

          (i) Disclosure. Any Offering Document delivered in connection with any Transaction shall clearly disclose that the related Policy is not covered by the property/casualty insurance security fund specified in Article 76 of the New York Insurance Law. In addition, any Offering Document delivered in connection with any Transaction which includes financial statements of Financial Security prepared in accordance with generally accepted accounting principles shall include the following statement immediately preceding such financial statements:

          The New York State Insurance Department recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the New York Insurance Law, and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the New York State Insurance Department to financial statements prepared in accordance with generally accepted accounting principles in making such determinations.

          (j) Nonconsolidation.

              (i) Green Tree shall conduct its business solely in its own name through its duly authorized officers or agents so as not to mislead others as to the identity of the company with which those others are concerned, and will avoid the appearance of conducting business on behalf of MaHCS or, except as provided in the Recourse Replacement Documents, that the assets of Green Tree are available to pay the creditors of MaHCS. Without limiting the generality of the foregoing, all oral and written communications, including, without limitation, letters, invoices, purchase orders, contracts, statements and loan applications, will be made solely in the name of Green Tree.

              (ii) Green Tree shall maintain corporate records and books of account separate from those of MaHCS.

              (iii) The annual financial statements of Green Tree shall disclose the effects of Green Tree's transactions in accordance with generally accepted accounting principles and, without limitation, shall disclose in the footnotes to such financial statements that the assets of MaHCS are not available to pay creditors of Green Tree. Green Tree shall not take any action or make any disclosure in any financial statements or other statement or communication which would cause a creditor reasonably to believe that the assets of MaHCS constitute assets of Green Tree available to satisfy claims of such creditors. Green Tree shall not cause any of MaHCS' assets to be used to satisfy claims of creditors of Green Tree.

              (iv) The resolutions, agreements and other instruments underlying the transactions described in this Agreement shall be continuously maintained by Green Tree as official records.

              (v) Green Tree shall maintain an arm's-length relationship with MaHCS and will not hold itself out as being liable for the debts of MaHCS.

              (vi) Green Tree shall keep its assets and its liabilities wholly separate from those of all other entities, including, but not limited to MaHCS.

              (vii) Green Tree shall ensure that at all times MaHCS has at least two members of its board of directors who are Independent.

          (k) ERISA. Green Tree shall give Financial Security prompt notice of each of the following events (but in no event more than 30 days after the earlier of the occurrence of the event or the existence of an expectation of the occurrence of the event): (i) an Accumulated Funding Deficiency, (ii) the failure to make a required contribution to a Plan or Multiemployer Plan, (iii) a Reportable Event, (iv) any action by a Commonly Controlled Entity to terminate any Plan or withdraw from any Multiemployer Plan, (v) any action by the PBGC to terminate or appoint a trustee to administer a Plan, (vi) the reorganization or insolvency of any Multiemployer Plan and (vii) an aggregate Underfunding for all Underfunded Plans in excess of $100,000. In addition, Green Tree shall promptly (but in no case more than 30 days following issuance or receipt by the Commonly Controlled Entity) provide to Financial Security a copy of all correspondence between a Commonly Controlled Entity and the PBGC, Internal Revenue Service, Department of Labor or the administrators of a Multiemployer Plan relating to any of the events described in the preceding sentence or the underfunded status, termination or possible termination of a Plan or a Multiemployer Plan.

          (l) Third-Party Beneficiary. Green Tree agrees that Financial Security shall have all rights of a third-party beneficiary in respect of the Transaction Documents and hereby incorporates and restates its representations, warranties and covenants as set forth therein for the benefit of Financial Security.

          (m) Maintenance of Insurance Coverage. Green Tree shall keep, and cause each of its Subsidiaries to keep, its insurable properties adequately insured at all times by financially sound and reputable insurers; maintain, and cause each Subsidiary to maintain, such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses, including public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by it; and maintain such other insurance as may be required by law or the Transaction Documents.

          (n) Fidelity Bond and Errors and Omissions Insurance. Green Tree shall maintain, at its own expense, for the benefit of itself and the Trustee, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage and with responsible companies acceptable to Financial Security, on all directors, officers, employees, agents or other Persons acting in any capacity with regard to the Transaction Contracts who may handle funds, money, documents or papers relating to the Transaction Contracts, the Transaction Contract documents or the Servicer files related thereto. Green Tree shall use its best efforts to obtain promptly an endorsement for such fidelity bond and a loss payee clause for such errors and omissions insurance policy in the name of the Trustee. Any such fidelity bond and errors and omissions insurance shall protect and insure Green Tree and the Trustee against losses, including forgery, theft, embezzlement, fraud, errors and omissions and negligent acts of such Persons including, without limitation, acts or omissions in the performance of the Servicer's servicing, accounting and data processing duties and obligations and in maintaining physical and electronic records thereof in accordance with the terms of the Transaction Documents. No provision of this Section 2.05(o) requiring such fidelity bond and errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The minimum coverage under any such fidelity bond and insurance policy shall be in an amount as is customary for servicers that are generally acceptable as servicers to institutional investors and that service a consumer loan portfolio of five billion dollars (part of which includes a portfolio of manufactured housing installment sales contracts of at least $100 million).
Upon request of the Trustee or Financial Security, as the case may be, Green Tree shall furnish to the requestor a certified true copy of such fidelity bond and insurance policy and a statement from the surety and the insurer that such fidelity bond or insurance policy shall in no event be terminated or materially modified without 30 days' prior written notice to the Trustee and Financial Security.

          (o) Protection of Title to the Trust Estate; Filings. From time to time Green Tree shall take or cause to be taken at its own expense such actions and execute such documents as are necessary in the judgment of the Trustee or Financial Security to perfect and protect the interest of the Trustee as owner under the Transaction Documents of the Transaction Contracts and as the assignee of a first priority perfected security interest in the Transaction Contract Collateral and the proceeds thereof against all other Persons, including, without limitation, the filing of financing statements, amendments thereto and continuation statements, the execution of transfer instruments, the making of notations on or taking possession of all records or documents of title and the filing or recording of any documents with any recording or similar offices.

          (p) Records and Computer Systems.

              (i) Green Tree, during the period it is Servicer under the Transactions, shall maintain such books of account and other records as will enable the Trustee and Financial Security (if the Trustee or Financial Security so elects in their discretion) to determine the status of each Serviced Contract.

              (ii) Green Tree shall maintain or cause to be maintained its computer systems so that, any master computer records (including any back-up archives) that refer to a Transaction Contract, shall indicate clearly that such Transaction Contract is owned by the Trustee as trustee.

          (q) Collection and Servicing Practice. The collection and servicing practices used by Green Tree with respect to each Serviced Contract will be in all material respects legal, proper and prudent, and consistent with those customarily employed by institutions servicing loans secured by manufactured houses.

          (r) Obligations and Taxes. Green Tree shall pay its Indebtedness and other obligations promptly and in accordance with their terms and pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property, before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, might give rise to a Lien upon such properties or any part thereof; provided, however, that such payment and discharge shall not be required with respect to any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and Green Tree shall have set aside on its books whatever reserves are required in accordance with generally accepted accounting principles and cause each of its Subsidiaries to do likewise.

          (s) Servicing Portfolio. Green Tree shall maintain at all times the Servicing Portfolio at not less than 3.5 billion dollars.

          (t) Trustee's Fees and Expenses. Green Tree shall promptly pay out of its own funds the Trustee's fees and expenses related to the Transactions.

          Section 2.06. Negative Covenants of Green Tree. Green Tree hereby agrees that during the Term of the Agreement, unless Financial Security shall otherwise expressly consent in writing:

          (a) Restrictions on Liens. Subject to the further restrictions on MaHCS contained in the Transaction Documents, Green Tree shall not, and not permit any of its Subsidiaries to, create, incur, assume or suffer to be created, incurred or exist any Lien, or enter into or make any commitment to enter into any arrangement for the acquisition of any property through conditional sale, lease-purchase, or other title retention agreements with respect to property now owned or hereafter acquired by Green Tree or such Subsidiary, except:

              (i) Liens existing on the Second Closing Date and described in
Schedule 2.06(a) hereto,

              (ii) deposits or pledges to secure payment of workers' compensation, unemployment insurance, old age pensions or other social security obligations, incurred in the ordinary course of business of Green Tree,

              (iii) Liens for taxes, fees, assessments and governmental charges not delinquent or which are being contested in good faith by appropriate proceedings and for which whatever reserves required by generally accepted accounting principles have been established,

              (iv) Liens incurred or deposits or pledges made or given in the ordinary course of business in connection with, or to secure payment of, indemnity, performance or other similar bonds; provided, that any such Lien shall not extend to the Green Tree Collateral or the MaHCS Collateral,

              (v) Liens consisting of easements, rights-of-way, zoning restrictions, restrictions on the use of real property, and defects and irregularities in the title thereto, landlords' liens and other similar liens and encumbrances none of which interfere materially with the use of the property covered thereby in the ordinary course of the business of Green Tree or such Subsidiary and which do not materially detract from the value of such properties,

              (vi) Liens on Collateralized Securities or Chattel Paper which secure the repurchase obligations of Green Tree or any Subsidiary to brokers,

              (vii) Liens incurred in connection with the issuance, sale or maintenance of the credit rating of Collateralized Securities, and

              (viii) other Liens which secure obligations and liabilities not exceeding $5,000,000 in the aggregate at any time; provided, that such Lien shall not extend to the Green Tree Collateral or the MaHCS Collateral.

          (b) Impairment of Rights. Green Tree shall not, and not permit any of its Subsidiaries to, (i) take any action, or fail to take any action, if such action or failure to take action may interfere with the enforcement of any rights under the Recourse Replacement Documents or the Transaction Documents that are material to the rights, benefits or obligations of the Collateral Agent; (ii) waive or alter any rights with respect to the MaHCS Stock or the Green Tree Collateral (or any agreement or instrument relating thereto); (iii) take any action, or fail to take any action, if such action or failure to take action may interfere with the enforcement of any rights with respect to the MaHCS Stock or the Green Tree Collateral; or (iv) fail to pay any tax, assessment, charge or fee with respect to the MaHCS Stock or the Green Tree Collateral, or fail to defend any action, if such failure to pay or defend may adversely affect the priority or enforceability of the Collateral Agent's first priority lien on and perfected security interest in the MaHCS Stock and Green Tree Collateral, or Green Tree's right, title or interest in the MaHCS Stock or the Green Tree Collateral.

          (c) Limitation on Mergers, Etc. Green Tree shall not consolidate with or merge with or into any Person or transfer all or any material amount of its assets to any Person or liquidate or dissolve, provided that Green Tree may consolidate with, merge with or into, or transfer all or substantially all of its assets to, another corporation if all of the following conditions are satisfied:

              (i) the acquirer of its assets, or the corporation surviving such merger or consolidation, shall be organized and existing under the laws of the United States of America or any state therein and shall be qualified to transact business in each jurisdiction in which failure to qualify would render any Recourse Replacement Document or Transaction Document unenforceable or would result in a Material Adverse Change in respect of Green Tree;

              (ii) either prior to or after giving effect to such consolidation, merger or transfer of assets, a Default or Event of Default shall not have occurred or be continuing;

              (iii) such acquiring or surviving entity shall expressly assume in writing all of the obligations of Green Tree including, without limitation, its obligations under the Transaction Documents; and

              (iv) such acquiring or surviving entity and the consolidated group of which it is a part shall each have a net worth immediately subsequent to such consolidation, merger or transfer of assets at least equal to the net worth of Green Tree immediately prior to such consolidation, merger or transfer of assets; and Green Tree shall give Financial Security written notice of any such consolidation, merger or transfer of assets on the earlier of: (A) the date upon which any publicly available filing or release is made with respect to such action or (B) 10 Business Days prior to the date of consummation of such action.

Green Tree shall furnish to Financial Security all information requested by it that is reasonably necessary to determine compliance with this paragraph.

          (d) Waiver, Amendments, Etc. Green Tree shall not waive, modify or amend, or consent to any waiver, modification or amendment of, any of the terms, provisions or conditions of the Transaction Documents.

          (e) ERISA. Green Tree shall at all times maintain, and cause each of its Subsidiaries to maintain, each of its Plans in compliance with all material applicable requirements of ERISA and of the Code and with all material applicable rulings and regulations issued under the provisions of ERISA and the Code and will not permit any of its ERISA Affiliates to (i) engage in any transaction in connection with which Green Tree or any of its ERISA Affiliates would be subject to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Code, in either case in an amount exceeding $50,000, (ii) fail to make full payment when due of all amounts which, under the provisions of any Plan, Green Tree or any of its ERISA Affiliates is required to pay as contributions thereto, or permit to exist any accumulated funding deficiency (as such term is defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, with respect to any Plan in an aggregate amount exceeding $50,000 or (iii) fail to make any payments in an aggregate amount exceeding $100,000 to any Multiemployer Plan that Green Tree or any of its ERISA Affiliates may be required to make under any agreement relating to such Multiemployer Plan or any law pertaining thereto.

          (f) Other Activities. Green Tree shall not institute against, or join any other person in instituting against, MaHCS any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding, or other proceeding under any bankruptcy or similar law, for one year and a day after the expiration of the Term of the Agreement.

          (g) Special Purpose Entity. Green Tree shall not take any action, directly or indirectly, that would cause MaHCS to violate any covenant under this Agreement or any of the other MaHCS Documents.

          (h) Tax Status of the Trusts. Green Tree shall not take any action or fail to take any action if such action or failure to take action would adversely affect the status of any of the REMIC Trusts as a REMIC or any of the Grantor Trusts as a "grantor trust" or would cause a tax to be imposed on any of the REMIC Trusts or the Grantor Trusts.

          (i) Investments. Subject to the further restrictions on MaHCS contained in the Transaction Documents, Green Tree shall not, and not permit any of its Subsidiaries to, make or maintain any Investments, except:

              (i) Investments existing on the date of this Agreement (including, the Investments in its Subsidiaries) as described in Schedule 2.06(i) hereto

              (ii) Investments in readily marketable direct obligations issued or unconditionally guaranteed by the United States government or any agency thereof and supported by the full faith and credit of the United States, in each case maturing within six months of the acquisition thereof,

              (iii) certificates of time deposit, Eurodollar time deposits or bankers' acceptances issued by commercial banks organized under the laws of the United States or any State thereof and having a combined capital and surplus of at least $100,000,000, by United States offices of foreign banks rated "A" or better by a nationally recognized rating agency, in each case maturing within six months of the acquisition thereof,

              (iv) commercial paper given the highest rating by Moody's Investors Service, Inc. or Standard & Poor's Corporation, in each case maturing within six months of the acquisition thereof, and

              (v) increases after the Second Closing Date in Investments in Subsidiaries existing on the Second Closing Date and new Investments after the Second Closing Date in Subsidiaries organized or acquired after the Second Closing Date, provided that the aggregate amount of such increases in Investments and new Investments does not exceed $5,000,000 during the term of this Agreement.

          (j) Restrictions on Fundamental Changes. Green Tree shall not, and not permit any of its Subsidiaries to:

              (i) engage in any business activities or operations substantially different from or unrelated to those in which it is engaged on the Second Closing Date,

              (ii) create, acquire or own any Subsidiary that it does not own on the Second Closing Date except to the extent permitted by Section 2.06(i) hereof; except:

          (A) any Subsidiary (except MaHCS) may be merged or consolidated with or into Green Tree or any wholly owned Subsidiary, or be liquidated, wound up or dissolved, or all or substantially all of its business, property or assets may be conveyed, sold, leased, transferred or otherwise disposed of, in one transaction or a series of transactions, to Green Tree or any wholly owned Subsidiary; provided, that in the case of such a merger or consolidation with or into Green Tree, Green Tree shall be the continuing or surviving corporation;

          (B) Green Tree or any of its Subsidiaries (except MaHCS) may sell or otherwise dispose of obsolete or worn out property in the ordinary course of business; and

          (C) Green Tree or any of its Subsidiaries (except MaHCS) may sell or otherwise dispose of property in the ordinary course of business for not less than fair market value; provided, that the Green Tree Collateral and the MaHCS Collateral may be sold only in accordance with the provisions of the Security Agreement and the Stock Pledge Agreement.

          (k) Limitation on Transactions with Affiliates. Green Tree shall not, and shall not permit any Subsidiary to, enter into any transaction with any of its affiliates on terms that are not at least as favorable to Green Tree or such Subsidiary as could be obtained from an unaffiliated Person.

          (l) Capital Stock. Green Tree will not take any action which would cause MaHCS to issue any additional capital stock, without the prior written consent of Financial Security.

          (m) Restricted Payments. Green Tree shall not make any Restricted Payments, in an amount greater than Consolidated Net Earnings Available for Restricted Payments.

          (n) Warehousing Credit Agreement. Green Tree shall comply with all of its obligations and covenants made under the Warehousing Credit Agreement as that agreement may be amended.

          (o) Leverage Ratio. Green Tree shall not permit the Leverage Ratio at any time to be greater than 5.0 to 1.0.

          (p) Consolidated Net Worth. Green Tree shall not permit Consolidated Net Worth at any time to be less than $150,000,000. There has been a Resolution of the Midwest Federal Litigation.

                                  ARTICLE III

                  THE POLICIES; REIMBURSEMENT; INDEMNIFICATION

          Section 3.01. Issuance of the Policies. Financial Security agrees to issue the Additional Policies subject to satisfaction of the conditions precedent set forth below:

          (a) Payment of Initial Premium and Expenses; Premium Letter. Financial Security shall have been paid, by or on behalf of Green Tree, a nonrefundable Premium and reimbursed for other fees and expenses identified in
Section 3.02 below as payable at closing and Financial Security shall have received a fully executed copy of the Second Closing Premium Letter.

          (b) Recourse Replacement Documents. Financial Security shall have received a copy of each of the Recourse Replacement Documents and copies of all other Transaction Documents, in form and substance satisfactory to Financial Security, duly authorized, executed and delivered by each party thereto.

          (c) MaHCS Certified Documents and Resolutions. Financial Security shall have received a copy of (i) the certificate of incorporation and by-laws of MaHCS and (ii) the resolutions of MaHCS' Board of Directors authorizing the issuance of the MaHCS Guarantees and the execution, delivery and performance by MaHCS of the MaHCS Documents and the transactions contemplated thereby, certified by the Secretary or an Assistant Secretary of MaHCS (which certificate shall state that such certificate of incorporation, by-laws and resolutions are in full force and effect without modification on the Second Closing Date).

          (d) MaHCS Incumbency Certificate. Financial Security shall have received a certificate of the Secretary or an Assistant Secretary of MaHCS certifying the name and signatures of the officers of MaHCS authorized to execute and deliver the MaHCS Documents and that shareholder consent to the execution and delivery of such documents is not necessary.

          (e) MaHCS Representations and Warranties; Certificate. The representations and warranties of MaHCS in this Agreement and the other MaHCS Documents, shall be true and correct as of the Second Closing Date as if made on the Second Closing Date and Financial Security shall have received a certificate of appropriate officers of MaHCS to that effect.

          (f) Green Tree Certified Documents and Resolutions. Financial Security shall have received a copy of (i) the certificate of incorporation and by-laws of Green Tree and (ii) the resolutions of Green Tree's Board of Directors authorizing the execution, delivery and performance by Green Tree of the Green Tree Documents and the transactions contemplated thereby, certified by the Secretary or an Assistant Secretary of Green Tree (which certificate shall state that such certificate of incorporation, by-laws and resolutions are in full force and effect without modification on the Second Closing Date).

          (g) Green Tree Incumbency Certificate. Financial Security shall have received a certificate of the Secretary or an Assistant Secretary of Green Tree certifying the name and signatures of the officers of Green Tree authorized to execute and deliver the Green Tree Documents and that shareholder consent to the execution and delivery of such documents is not necessary.

          (h) Green Tree Representations and Warranties; Certificate. The representations and warranties of Green Tree in this Agreement and the other Green Tree Documents shall be true and correct as of the Second Closing Date as if made on the Second Closing Date and Financial Security shall have received a certificate of appropriate officers of Green Tree to that effect.

          (i) Opinions of Counsel. Financial Security shall have received opinions of counsel addressed to Financial Security, Moody's and S&P in respect of MaHCS, Green Tree, the Trustee and the other parties to the Transaction Documents, in form and substance satisfactory to Financial Security, addressing such matters as Financial Security may reasonably request, and the counsel providing each such opinion shall have been instructed by its client to deliver such opinion to the addressees thereof.

          (j) Approvals, Etc. Financial Security shall have received true and correct copies of all approvals, licenses and consents, if any, including, without limitation, the approval of the shareholders of MaHCS and Green Tree, required in connection with the Recourse Replacement Transaction.

          (k) No Litigation, Etc. No suit, action or other proceeding, investigation, or injunction or final judgment relating thereto, shall be pending or threatened before any court or governmental agency in which it is sought to restrain or prohibit or to obtain damages or other relief in connection with the Original Transactions or the consummation of the Recourse Replacement Transaction.

          (l) Legality. No statute, rule, regulation or order shall have been enacted, entered or deemed applicable by any government or governmental or administrative agency or court which would make the transactions contemplated by any of the Recourse Replacement Documents or the Transaction Documents illegal or otherwise prevent the consummation thereof.

          (m) Issuance of Ratings. Financial Security shall have received confirmation that the risk secured by each of the Policies constitutes an investment grade risk by S&P and an insurable risk by Moody's and that the rating of each Transaction will not be downgraded as a result of the Recourse Replacement Transaction.

          (n) Filings and Recordings. Financial Security shall have received evidence satisfactory to it of the delivery of the Green Tree Collateral and the MaHCS Collateral and the filing and/or recording in all applicable jurisdictions (or such filing and/or recording having been provided for in a manner satisfactory to Financial Security) of all documents, including, without limitation, duly executed and delivered copies of the Security Agreement, financing statements, termination statements and other appropriate instruments, in form and substance satisfactory to Financial Security, as may be necessary in the opinion of Financial Security to perfect the Liens created by the Security Agreement, and all taxes, fees and other charges payable in connection with such execution, delivery, recording and filing shall have been paid. MaHCS and Green Tree shall have delivered to the Collateral Agent the initial MaHCS Collateral and the Green Tree Collateral, respectively and shall be, as of the Second Closing Date, in compliance with the terms of the Security Agreement and Financial Security shall have received evidence satisfactory to it that the Policies and all interest, fees, charges and other sums collected and to be collected in connection therewith will not be usurious under applicable law.

          (o) Filings and Recordings. Financial Security shall have received evidence satisfactory to it of the delivery of the MaHCS Stock and the filing and/or recording in all applicable jurisdictions (or such filing and/or recording having been provided for in a manner satisfactory to Financial Security) of all documents, financing statements, termination statements and other appropriate instruments, in form and substance satisfactory to Financial Security, as may be necessary in the opinion of Financial Security to perfect the Liens created by the Stock Pledge Agreement, and all taxes, fees and other charges payable in connection with such execution, delivery, recording and filing shall have been paid. Green Tree shall have delivered to the Collateral Agent the MaHCS Stock and shall be, as of the Second Closing Date, in compliance with the terms of the Stock Pledge Agreement.

          (p) No Default. No Default or Event of Default shall have occurred.

          (q) Subsidiaries and Indebtedness. Financial Security shall have received a certificate of the Secretary or Assistant Secretary of Green Tree certifying that the schedule of Green Tree Subsidiaries and the schedule of Green Tree Indebtedness are complete and accurate as of the Second Closing Date.

          (r) Additional Items. Financial Security shall have received such other documents, instruments, approvals or opinions requested by Financial Security as may be reasonably necessary to effect the Transaction, including but not limited to evidence satisfactory to Financial Security that the conditions precedent, if any, in the Recourse Replacement Documents have been satisfied.

          Section 3.02.  Payment of Fees and Premium.

          (a) Legal Fees. Green Tree shall pay or cause to be paid legal fees and disbursements incurred by Financial Security in connection with the issuance of the Policies.

          (b) Rating Agency Fees. The initial fees of S&P and Moody's with respect to the transactions contemplated hereby shall be paid by Green Tree in full. All periodic and subsequent fees of S&P or Moody's with respect to, and directly allocable to, the transactions contemplated hereby shall be for the account of, and shall be billed to, Green Tree.

          (c) Auditors' Fees. In the event that Financial Security's auditors are required to provide information or any consent in connection with any revision, restatement or amendment to any of the Offering Documents, fees therefor shall be paid by Green Tree on demand.

          (d) Premiums. In consideration of the issuance by Financial Security of the Original Policies and the Additional Policies, Green Tree agrees to pay to Financial Security the Premiums and MaHCS hereby unconditionally and irrevocably agrees to guarantee Green Tree's payment of the Premiums, in accordance with the terms of each of the Premium Letters. The Premiums paid hereunder shall be nonrefundable without regard to whether Financial Security makes any payment under the Policies or any other circumstances relating to the MaHCS Guarantees or provision being made for payment of the MaHCS Guarantees or the Transactions generally. All payments of Premiums shall be made by wire transfer to an account designated from time to time by Financial Security by written notice to Green Tree. Although the Premiums due under the First Closing Premium Letter was fully earned by Financial Security as of the First Closing Date, and the Premium due under the Second Closing Premium Letter is fully earned by Financial Security as of the Second Closing Date, the Premiums shall be payable in periodic installments as provided in the Premium Letters. In the event, however, that the Certificates become due on an accelerated basis as a result of an Event of Default or any other circumstance (other than by reason of a mandatory or optional redemption, if any, duly made and paid in accordance with the Amended Pooling Agreements), then the Unpaid Premium under the related Premium Letter shall become immediately due and payable by Green Tree to Financial Security without demand or notice. The Unpaid Premium shall be an amount equal to the Premium that would have been payable from the date of the last periodic payment of Premium under the relater Premium Letter until the scheduled final maturity of the Certificates if the Certificates outstanding on the date of acceleration had remained outstanding until the scheduled final maturity or, to the extent subject to any mandatory sinking fund redemption, to the scheduled date for such redemption.

          Section 3.03. Reimbursement and Additional Payment Obligation. MaHCS and Green Tree jointly and severally agree to pay to Financial Security as follows:

          (a) a sum equal to the total of all amounts paid by Financial Security under the Policies (including without limitation any amounts paid or drawn under the Policies for the Additional Transactions upon the occurrence of a Rating Agency Event, provided, however, that Financial Security agrees that with respect to the Fully Insured Transactions, Green Tree's direct recourse liability under this Subsection 3.03(a) shall not exceed the Guarantee Amount with respect thereto;

          (b) any and all charges, fees, costs and expenses which Financial Security may reasonably pay or incur, including, but not limited to, attorneys' and accountants' fees and expenses, in connection with: (i) any accounts established to facilitate payments under any Policy to the extent Financial Security has not been immediately reimbursed on the date that any amount is paid by Financial Security under any Policy, (ii) the administration, enforcement, defense or preservation of any rights in respect of any of the Transaction Documents, including, without limitation, post closing checking and distribution of documents and verification of the delivery, filing, recording and other action contemplated by the Transaction Documents in respect of the Collateral, and defending, monitoring or participating in any litigation or proceeding (including any bankruptcy proceeding) relating to any of the Transaction Documents or participants thereto or affiliates thereof, (iii) the foreclosure against, sale or other disposition of any collateral securing any obligations under any of the Transaction Documents, or pursuit of any other remedies under any of the Transaction Documents, to the extent such costs and expenses are not recovered from such foreclosure, sale or other disposition (costs and expenses to include a reasonable allocation of compensation and overhead attributable to time of employees of Financial Security spent in connection with the actions described in the foregoing clause (ii) and this clause (iii)), (iv) any amendment, waiver or other action with respect to, or related to, any Transaction Document, whether or not executed or completed, (v) preparation of bound volumes of the Recourse Replacement Documents, and (vi) any review or approval by Financial Security in connection with the delivery of any additional or substitute collateral under any of the Transaction Documents;

          (c) interest on any and all amounts described in this Section 3.03 from the date payable or paid by Financial Security until payment thereof in full and interest on any and all amounts described in Section 3.02 from the date due until payment thereof in full, in each case, payable to Financial Security at the Late Payment Rate per annum;

          (d) subject to the express limitation set forth in Section 3.03(a), any payments made by Financial Security on behalf of, or advanced to, the Trustee in connection with a

Transaction including, without limitation, any amounts payable by MaHCS or Green Tree, as the case may be, pursuant to the Transaction Documents and any servicing, management, Trustee, custodial or administrative fees payable, in the sole discretion of Financial Security, to third parties in connection with the Transactions.

          All amounts payable pursuant to this Section 3.03 are to be immediately due and payable without demand. Costs and expenses shall include a reasonable allocation of compensation and overhead attributable to time of employees of Financial Security spent in connection with the actions described in clauses (ii) and (iii) of paragraph (b) above; and Financial Security reserves the right to charge a reasonable fee as a condition to executing any amendment, waiver or consent proposed in respect of any of the Transaction Documents.

          Section 3.04.  Indemnification.

          (a) Indemnification by MaHCS and Green Tree. In addition to any and all rights of reimbursement, indemnification, subrogation and any other rights pursuant hereto or under law or in equity, MaHCS and Green Tree, jointly and severally, agree to pay, and to protect, indemnify and save harmless, Financial Security and its officers, directors, shareholders, employees, agents and each Person, if any, who controls Financial Security within the meaning of either
Section 15 of the Securities Act or Section 20 of the Exchange Act from and against any and all claims, losses, liabilities (including penalties), actions, suits, judgments, demands, damages, costs or expenses (including, without limitation, fees and expenses of attorneys, consultants and auditors and reasonable costs of investigations) of any nature arising out of or relating to the transactions contemplated by the Recourse Replacement Document or the other Transaction Documents by reason of:

              (i) any statement, omission or action (other than of or by Financial Security) in connection with the offering, issuance, sale, remarketing or delivery of the Certificates;

              (ii) the negligence, bad faith, willful misconduct, misfeasance, malfeasance or theft committed by any director, officer, employee or agent of MaHCS or Green Tree in connection with any transaction arising from or relating to the Transaction Documents;

              (iii) the violation by MaHCS or Green Tree of any domestic or foreign law, rule or regulation, including, but not limited to, any securities or banking law, rule or regulation in connection with any issuance, offer and sale of the MaHCS Guarantees, or any judgment, order or decree applicable to it;

              (iv) the breach by MaHCS or Green Tree of any representation, warranty or covenant under any of the Transaction Documents or the occurrence, in respect of MaHCS or Green Tree, under any of the Transaction Documents of any event of default or any event which, with the giving of notice or lapse of time or both, would constitute any event of default; or

              (v) any untrue statement or alleged untrue statement of a material fact contained in any Offering Document or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading.

          (b) Conduct of Actions or Proceedings. If any action or proceeding (including any governmental investigation) shall be brought or asserted against Financial Security, any officer, director, shareholder, employee or agent of Financial Security or any Person controlling Financial Security (individually, an "Indemnified Party" and, collectively, the "Indemnified Parties") in respect of which indemnity may be sought from MaHCS or Green Tree (the "Indemnifying Party") hereunder, Financial Security shall promptly notify the Indemnifying Party in writing, and the Indemnifying Party shall assume the defense thereof, including the employment of counsel satisfactory to Financial Security and the payment of all expenses. The Indemnified Party shall have the right to employ separate counsel in any such action and to participate in the defense thereof at the expense of the Indemnified Party; provided, however, that the fees and expenses of such separate counsel shall be at the expense of the Indemnifying Party if (i) the Indemnifying Party has agreed to pay such fees and expenses,
(ii) the Indemnifying Party shall have failed to assume the defense of such action or proceeding and employ counsel satisfactory to Financial Security in any such action or proceeding or (iii) the named parties to any such action or proceeding (including any impleaded parties) include both the Indemnified Party and the Indemnifying Party, and the Indemnified Party shall have been advised by counsel that there may be one or more legal defenses available to it which are different from or additional to those available to the Indemnifying Party (in which case, if the Indemnified Party notifies the Indemnifying Party in writing that it elects to employ separate counsel at the expense of the Indemnifying Party, the Indemnifying Party shall not have the right to assume the defense of such action or proceeding on behalf of such Indemnified Party, it being understood, however, that the Indemnifying Party shall not, in connection with any one such action or proceeding or separate but substantially similar or related actions or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of more than one separate firm of attorneys at any time for the Indemnified Parties, which firm shall be designated in writing by Financial Security). The Indemnifying Party shall not be liable for any settlement of any such action or proceeding effected without its written consent to the extent that any such settlement shall be prejudicial to the Indemnifying Party, but, if settled with its written consent, or if there be a final judgment for the plaintiff in any such action or proceeding with respect to which the Indemnifying Party shall have received notice in accordance with this subsection
(b), the Indemnifying Party agrees to indemnify and hold the Indemnified Parties harmless from and against any loss or liability by reason of such settlement or judgment.

          (c) Contribution. To provide for just and equitable contribution if the indemnification provided by the Indemnifying Party is determined to be unavailable for any Indemnified Party (other than due to application of this Section), each Indemnifying Party shall contribute to the losses incurred by the Indemnified Party on the basis of the relative fault of the Indemnifying Party, on the one hand, and the Indemnified Party, on the other hand.

          Section 3.05. Payment Procedure. In the event of any payment by Financial Security or if any amount is due from MaHCS or Green Tree to any other Person hereunder, MaHCS and Green Tree agree to accept the voucher or other evidence of payment as prima facie evidence of the propriety thereof and the liability therefor to Financial Security or such other Person. All payments to be made to Financial Security under this Agreement shall be made to Financial Security in lawful currency of the United States of America in immediately available funds to the account number provided in the Premium Letter before 1:00 p.m. (New York, New York time) on the date when due or as Financial Security shall otherwise direct by written notice to the other parties hereto. In the event that the date of any payment to Financial Security or the expiration of any time period hereunder occurs on a day which is not a Business Day, then such payment or expiration of time period shall be made or occur on the next succeeding Business Day with the same force and effect as if such payment was made or time period expired on the scheduled date of payment or expiration date. Payments to be made to Financial Security under this Agreement shall bear interest at the Late Payment Rate from the date when due to the date paid.

          Section 3.06. Subrogation. The parties hereto acknowledge that, to the extent of any payment made by Financial Security pursuant to the Policies, Financial Security under the related Amended Pooling Agreement is to be fully subrogated to the extent of such payment and any additional interest due on any late payment, to the rights of the Trustee and Certificateholders under the Certificates and other Transaction Documents or otherwise. The parties hereto agree to such subrogation and, further, agree to execute such instruments and to take such actions as, in the sole judgment of Financial Security, are necessary to evidence such subrogation and to perfect the rights of Financial Security to receive any moneys paid or payable to the Trustee and Certificate-holders in respect of the Certificates, the other Transaction Documents or otherwise.

          Section 3.07. Increased Costs. If Financial Security determines at any time that any applicable law or governmental or rating agency rule, regulation, order or request (whether or not having the force of law) concerning capital adequacy, reserve or similar requirement, or any change in interpretation or administration thereof, will have the effect of increasing the amount of capital, reserve or similar requirement required or expected to be maintained by Financial Security based on its obligations under the Policy, then Green Tree and MaHCS jointly and severally shall pay to Financial Security, upon its written demand therefor, such additional amounts as shall be required to compensate Financial Security for the increased cost to Financial Security as a result of such increased capital, reserve or similar requirement. In determining such additional amounts, Financial Security will act reasonably and in good faith, provided that Financial Security's determination of compensation owing under this Section 3.07 shall, absent manifest error, be final and conclusive and binding on all the parties hereto. Financial Security, upon determining that any additional amounts will be payable pursuant to this Section 3.07, will give prompt written notice thereof to Green Tree and MaHCS, which notice shall show the basis for the calculation of such additional amounts, although the failure to give any such notice shall not release or diminish any obligations of Green Tree or MaHCS to pay additional amounts pursuant to this
Section 3.07.

                                   ARTICLE IV

                               FURTHER AGREEMENTS

          Section 4.01. Effective Date; Term of Insurance Agreement. This Agreement shall take effect on the Second Closing Date and shall remain in effect until the later of (a) such time as Financial Security is no longer subject to a claim under the Policies and the Policies shall have been surrendered to Financial Security for cancellation and (b) all amounts payable by MaHCS and Green Tree under the Recourse Replacement Documents and the other Transaction Documents have been paid in full; provided, however, that the provisions of Sections 3.02, 3.03 and 3.04 hereof shall survive any termination of this Agreement.

          Section 4.02. Further Assurances and Corrective Instruments. To the extent permitted by law, MaHCS and Green Tree each agree that they will, from time to time, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such supplements hereto and such further instruments as Financial Security may request and as may be required in Financial Security's judgment to effectuate the intention of or facilitate the performance of this Agreement.

          Section 4.03. Obligations Absolute. (a) The obligations of MaHCS and Green Tree hereunder shall be absolute and unconditional, and shall be paid or performed strictly in accordance with this Agreement under all circumstances irrespective of:

          (i) any lack of validity or enforceability of, or any amendment or other modifications of, or waiver with respect to any of the Policies;

          (ii) any exchange or release of any other obligations hereunder;

          (iii) the existence of any claim, setoff, defense, reduction, abatement or other right which MaHCS or Green Tree may have at any time against Financial Security or any other Person;

          (iv) any document presented in connection with the Policies proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

          (v) any payment by Financial Security under the Policies against presentation of a certificate or other document which does not strictly comply with terms of the Policies;

          (vi) any failure of the Trustee or the Collateral Agent to perform its obligations under any Transaction Document;

          (vii) any breach by MaHCS or Green Tree of any representation, warranty or covenant contained in any Transaction Document; or

          (viii) any other circumstances, other than payment in full, which might otherwise constitute a defense available to, or discharge of, MaHCS or Green Tree in respect of any Transaction Document.

          (b) MaHCS and Green Tree and any and all others who are now or may become liable for all or part of the obligations of MaHCS and Green Tree under this Agreement agree to be bound by this Agreement and (i) to the extent permitted by law, waive and renounce any and all redemption and exemption rights and the benefit of any and all privileges of valuation and appraisement with respect to the indebtedness and obligations evidenced by any Recourse Replacement Document or Transaction Document or by any extension or renewal thereof or any Collateral securing any of the foregoing; (ii) waive presentment and demand for payment, notices of nonpayment and of dishonor, protest of dishonor and notice of protest; (iii) waive all notices in connection with the delivery and acceptance hereof and all other notices in connection with the performance, default or enforcement of any payment hereunder except as required by the Transaction Documents; (iv) waive all rights of abatement, diminution, postponement or deduction, or to any defense other than payment, or to any right of setoff or recoupment arising out of any breach under any of the Transaction Documents, by any party thereto or any beneficiary thereof, or out of any obligation at any time owing to MaHCS or Green Tree; (v) agree that its liabilities hereunder shall, except as otherwise expressly provided in this
Section 4.03, be unconditional and without regard to any setoff, counterclaim or the liability of any other Person for the payment hereof; (vi) agree that any consent, waiver or forbearance hereunder with respect to an event shall operate only for such event and not for any subsequent event; (vii) consent to any and all extensions of time that may be granted by Financial Security with respect to any payment hereunder or other provisions hereof and to the release of any security at any time given for any payment hereunder, or any part thereof, with or without substitution, and to the release of any Person or entity liable for any such payment; and (viii) consent to the addition of any and all other makers, endorsers, guarantors and other obligors for any payment hereunder, and to the acceptance of any and all other security for any payment hereunder, and agree that the addition of any such obligors or security shall not affect the liability of the parties hereto for any payment hereunder.

          (c) Nothing herein shall be construed as prohibiting MaHCS or Green Tree, as the case may be, from pursuing any rights or remedies it may have against any other Person in a separate legal proceeding.

          Section 4.04.  Assignments; Reinsurance; Third-Party Rights.  (a)
This Agreement shall be a continuing obligation of the parties hereto and shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. Neither MaHCS nor Green Tree may assign its rights or obligations under this Agreement, or delegate any of its duties hereunder, without the prior written consent of Financial Security. Any assignment made in violation of this Agreement shall be null and void.

          (b) Financial Security shall have the right to give participations in its rights under this Agreement and to enter into contracts of reinsurance with respect to the Policy upon such terms and conditions as Financial Security may in its discretion determine; provided, however, that no such participation or reinsurance agreement or arrangement shall relieve Financial Security of any of its obligations hereunder or under the Policies.

          (c) In addition, Financial Security shall be entitled to assign or pledge to any bank or other lender providing liquidity or credit with respect to the Transactions or the obligations of Financial Security in connection therewith any rights of Financial Security under the Transaction Documents or with respect to any real or personal property or other interests pledged to Financial Security, or in which Financial Security has a security interest, in connection with the Transactions.

          (d) Except as provided herein with respect to participants and reinsurers, nothing in this Agreement shall confer any right, remedy or claim, express or implied, upon any Person, including, particularly, any Certificateholder, other than Financial Security, against MaHCS and Green Tree, and all the terms, covenants, conditions, promises and agreements contained herein shall be for the sole and exclusive benefit of the parties hereto and their successors and permitted assigns. Neither the Trustee nor any Certificateholder shall have any right to payment from any premiums paid or payable hereunder or from any other amounts paid by MaHCS or Green Tree pursuant to Section 3.02 or 3.03 hereof.

          Section 4.05. Liability of Financial Security. Neither Financial Security nor any of its officers, directors or employees shall be liable or responsible for: (a) the use which may be made of the Policies by the Trustee or for any acts or omissions of the Trustee in connection therewith; or (b) the validity, sufficiency, accuracy or genuineness of documents delivered to Financial Security (or its Fiscal Agent) in connection with any claim under the Policies, or of any signatures thereon, even if such documents or signatures should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged (unless Financial Security shall have actual knowledge thereof). In furtherance and not in limitation of the foregoing, Financial Security (or its Fiscal Agent) may accept documents that appear on their face to be in order, without responsibility for further investigation.

                                   ARTICLE V

                          EVENTS OF DEFAULT; REMEDIES

          Section 5.01. Events of Default. The occurrence of any one or more of the following events shall constitute an Event of Default hereunder:

          (a) MaHCS shall fail to make any payment when due under any MaHCS Document (including without limitation any failure by MaHCS to make any payment when due under any MaHCS Guarantee);

          (b) Green Tree shall fail to make any payment when due under any Green Tree Document (including without limitation any failure by Green Tree to pay upon demand any amounts due under any Demand Note) or Green Tree shall fail to make a capital contribution to MaHCS in accordance with the terms of the Capital Contribution Agreement;

          (c) any demand for payment shall be made under any Policy;

          (d) Green Tree shall fail to deliver to the Collateral Agent a Replacement Demand Note in accordance with Section 2.03(4) of the Security Agreement or fail to comply with its obligations to deliver the Opinion of Counsel required therein;

          (e) Green Tree shall fail to deliver a Monthly Report or a Compliance Report (as each of those terms are defined in the Security Agreement) on the date due under any Amended Pooling Agreement;

          (f) any representation or warranty made by MaHCS or by Green Tree under any of the Transaction Documents, or in any certificate or report furnished under any of the Transaction Documents, shall prove to be untrue or incorrect in any material respect;

          (g) (i) MaHCS or Green Tree shall have asserted that any of the Transaction Documents is not valid and binding on the parties thereto; or (ii) any court, governmental authority or agency having jurisdiction over any of the parties to any of the Transaction Documents or any property thereof shall find or rule that any material provision of any of the Transaction Documents is not valid and binding on the parties thereto;

          (h) MaHCS or Green Tree shall fail to perform or observe any other covenant or agreement contained in any of the Transaction Documents (except for the obligations described under clauses (a) through (f) above) and such failure shall continue for a period of 30 days after written notice given to MaHCS or Green Tree (as applicable); provided that, if such failure shall be of a nature that it cannot be cured within 30 days, such failure shall not constitute an Event of Default hereunder if within such 30-day period MaHCS or Green Tree (as applicable) shall have given notice to Financial Security of the corrective action it proposes to take, which corrective action is agreed in writing by Financial Security to be satisfactory and MaHCS or Green Tree (as applicable) shall thereafter pursue such corrective action diligently until such default is cured;

          (i) Green Tree, MaHCS or any of Green Tree's other subsidiaries shall fail to pay its debts generally as they come due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors, or shall institute any proceeding seeking to adjudicate it insolvent or seeking a liquidation, or shall take advantage of any insolvency act, or shall commence a case or other proceeding naming it as debtor under the United States Bankruptcy Code or similar law, domestic or foreign, or a case or other proceeding shall be commenced against it under the United States Bankruptcy Code or similar law, domestic or foreign, or any proceeding shall be instituted against it seeking liquidation of its assets and it shall fail to take appropriate action resulting in the withdrawal or dismissal of such proceeding within 30 days or there shall be appointed or it shall consent to, or acquiesce in, the appointment of a receiver, liquidator, conservator, trustee or similar official in respect of it or the whole or any substantial part of its properties or assets or it shall take any corporate action in furtherance of any of the foregoing;

          (j) the occurrence of an "event of default" or an "event of termination" under any of the Transaction Documents;

          (k) Green Tree shall no longer be the Servicer in any one or more of the Transactions;

          (l) (i) the existence of an Accumulated Funding Deficiency in excess of $500,000 in the aggregate in respect of all Plans, (ii) the provision of any notice or the making of any application with respect to a "distress termination" of any Plan under Section 4041 of ERISA, (iii) the initiation by the PBGC of proceedings to terminate any Plan or cause a trustee to be appointed to administer any Plan, (iv) the existence of aggregate Underfunding for all Underfunded Plans in excess of $500,000, (v) the imposition of any lien on the assets of a Commonly Controlled Entity relating to either (x) any termination of any Plan or Multiemployer Plan or (y) any failure to make a contribution to any Plan or Multiemployer Plan or (vi) the occurrence of a Reportable Event, or any other event or condition, which would allow for or present a material risk of any Plan or Multiemployer Plan termination, with the potential liability of a Commonly Controlled Entity to the PBGC, or the imposition of a lien on any Commonly Controlled Entity for failure to make a contribution to any Plan; or

          (m) any creditor or representative of any creditor of Green Tree or any of its Subsidiaries shall become entitled to declare any Indebtedness aggregating $250,000 or more owing on any bonds, debentures, notes or other evidences of indebtedness for borrowed money to be due and payable prior to their expressed maturity, whether or not such Indebtedness is actually declared to be immediately due and payable, or any such Indebtedness becomes due and payable prior to its expressed maturity by reason of any default by Green Tree or any of its Subsidiaries in the performance or observance of any obligation or condition and such default shall not have been cured within any grace period allowed therefor or shall not have been effectively waived, or any such Indebtedness shall have become due by its terms and shall not have been promptly paid or extended; or

          (n) there shall be entered against Green Tree or any of its Subsidiaries one or more judgments or decrees in an aggregate amount as to Green Tree and all of its Subsidiaries at any one time outstanding in excess of $250,000, excluding those judgments or decrees that shall have been vacated, discharged, stayed or bonded pending appeal within 30 days from the entry thereof or with respect to which (and to the extent that) the Person against which any such judgment or decree shall have been entered is fully insured (excluding reasonable deductibles) and with respect to which the insurer has admitted in writing its liability for the full amount thereof; or

          (o) any execution or attachment shall be issued whereby any substantial part of the property of Green Tree or any of its Subsidiaries shall be taken or attempted to be taken and the same shall not have been vacated or stayed within 30 days after the issuance thereof; or

          (p) a Change in Control shall have occurred; a "Change in Control" shall be deemed to have occurred if (a) any person (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act) or two or more of such persons acting in concert shall beneficially own (within the meaning of Rule 13d-3 under the Exchange Act) shares representing 25% or more of the aggregate ordinary voting power of all securities of Green Tree entitled to vote in the election of directors or (b) any such person or two or more such persons acting in concert shall acquire by contract or otherwise, or shall enter into a contract or arrangement which upon consummation will result in its or their acquisition of control over, securities of Green Tree (or other securities convertible into such securities) representing 25% or more of the aggregate ordinary voting power of all securities of Green Tree entitled to vote in the election of directors; or

          (q) an "event of default" shall have occurred under the Warehousing Credit Agreement; or

          (r) Green Tree shall have failed to redeem or repurchase any of its securities in accordance with the terms thereof.

          Section 5.02. Remedies; Waivers. (a) Upon the occurrence of an Event of Default, Financial Security may exercise any one or more of the rights and remedies set forth below:

              (i) declare all indebtedness of every type or description owed by MaHCS and/or Green Tree to Financial Security to be immediately due and payable, and the same shall thereupon be immediately due and payable;

              (ii) declare the Premium Supplement to be immediately due and payable, and the same shall thereupon be immediately due and payable, whether or not Financial Security shall have declared an "Event of Default" or shall have exercised, or be entitled to exercise any other rights or remedies hereunder;

              (iii) exercise any rights and remedies available under the Transaction Documents; or

              (iv) take whatever action at law or in equity as may appear necessary or desirable in its judgment to collect the amounts then due and thereafter to become due under the Transaction Documents or to enforce performance of any obligation of MaHCS and/or Green Tree under the Transaction Documents.

          (b) Unless otherwise expressly provided, no remedy herein conferred upon or reserved is intended to be exclusive of any other available remedy, but each remedy shall be cumulative and shall be in addition to other remedies given under the Transaction Documents or existing at law or in equity. No delay or failure to exercise any right or power accruing under the Transaction Documents upon the occurrence of any Event of Default or otherwise shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. In order to entitle Financial Security to exercise any remedy reserved to Financial Security in this Article, it shall not be necessary to give any notice, other than such notice as may be required in this Article.

          (c) If any proceeding has been commenced to enforce any right or remedy under this Agreement, and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to Financial Security, then and in every such case the parties hereto shall, subject to any determination in such proceeding, be restored to their respective former positions hereunder, and, thereafter, all rights and remedies of Financial Security shall continue as though no such proceeding had been instituted.

          (d) Financial Security shall have the right, to be exercised in its complete discretion, to waive any covenant, Default or Event of Default by a writing setting forth the terms, conditions and extent of such waiver signed by Financial Security and delivered to the other parties hereto. Any such waiver may only be effected in writing duly executed by Financial Security, and no other course of conduct shall constitute a waiver of any provision hereof. Unless such writing expressly provides to the contrary, any waiver so granted shall extend only to the specific event or occurrence so waived and not to any other similar event or occurrence which occurs subsequent to the date of such waiver.

                                   ARTICLE VI

                                 MISCELLANEOUS

          Section 6.01. Amendments, Etc. This Agreement may be amended, modified or terminated only by written instrument or written instruments signed by the parties hereto. No act or course of dealing shall be deemed to constitute an amendment, modification or termination hereof.

          Section 6.02. Notices. All demands, notices and other communications to be given hereunder shall be in writing (except as otherwise specifically provided herein) and shall be mailed by registered mail or personally delivered or telecopied to the recipient as follows:

               (a)    To Financial Security:

                      Financial Security Assurance Inc.
                      350 Park Avenue
                      New York, NY  10022
                      Attention:  Surveillance Department

                      Confirmation:   (212) 826-0100
                      Telecopy Nos.:  (212) 339-3518
                                       (212) 339-3529

                      (in each case in which notice or other communication to Financial Security refers to an Event of Default, a claim on the Policies or with respect to which failure on the part of Financial Security to respond shall be deemed to constitute consent or acceptance, then a copy of such notice or other communication should also be sent to the attention of each of the General Counsel and the Head-- Financial Guaranty Group and shall be marked to indicate "URGENT MATERIAL ENCLOSED.")

               (b)    To MaHCS:

                      MaHCS Guaranty Corporation
                      c/o Corporate Trust Company
                      Corporate Trust Center
                      1209 Orange Street
                      Wilmington, DE  19801

                      (with a copy sent to Green Tree)

               (c)    To Green Tree:

                      Green Tree Financial Corporation
                      1100 Landmark Towers
                      345 St. Peter Street
                      St. Paul, MN  55102-1639

                      Attention:  Chief Financial Officer

                      Confirmation:  (612) 293-3400
                      Telecopy No.:  (612) 293-3448

          A party may specify an additional or different address or addresses by writing mailed or delivered to the other parties as aforesaid. All such notices and other communications shall be effective upon receipt.

          Section 6.03. Severability. In the event that any provision of this Agreement shall be held invalid or unenforceable by any court of competent jurisdiction, the parties hereto agree that such holding shall not invalidate or render unenforceable any other provision hereof. The parties hereto further agree that the holding by any court of competent jurisdiction that any remedy pursued by any party hereto is unavailable or unenforceable shall not affect in any way the ability of such party to pursue any other remedy available to it.

          Section 6.04. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

          Section 6.05. Consent to Jurisdiction. (a) THE PARTIES HERETO HEREBY IRREVOCABLY SUBMIT TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK AND ANY COURT IN THE STATE OF NEW YORK LOCATED IN THE CITY AND COUNTY OF NEW YORK, AND ANY APPELLATE COURT FROM ANY THEREOF, IN ANY ACTION, SUIT OR PROCEEDING BROUGHT AGAINST IT AND TO OR IN CONNECTION WITH ANY OF THE RECOURSE REPLACEMENT DOCUMENTS OR THE TRANSACTION DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREUNDER OR FOR RECOGNITION OR ENFORCEMENT OF ANY JUDGMENT, AND THE PARTIES HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY AGREE THAT ALL CLAIMS IN RESPECT OF ANY SUCH ACTION OR PROCEEDING MAY BE HEARD OR DETERMINED IN SUCH NEW YORK STATE COURT OR, TO THE EXTENT PERMITTED BY LAW, IN SUCH FEDERAL COURT. THE PARTIES HERETO AGREE THAT A FINAL JUDGMENT IN ANY SUCH ACTION, SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW.
TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE PARTIES HERETO HEREBY WAIVE AND AGREE NOT TO ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURTS, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER OR THAT THE RECOURSE

REPLACEMENT DOCUMENTS OR THE TRANSACTION DOCUMENTS OR THE SUBJECT MATTER THEREOF MAY NOT BE LITIGATED IN OR BY SUCH COURTS.

          (b) To the extent permitted by applicable law, the parties hereto shall not seek and hereby waive the right to any review of the judgment of any such court by any court of any other nation or jurisdiction which may be called upon to grant an enforcement of such judgment.

          (c) MaHCS and Green Tree each hereby irrevocably appoints and designates CT Corporation System, whose address is 1633 Broadway, New York, New York 10019, as its true and lawful attorney and duly authorized agent for acceptance of service of legal process. MaHCS and Green Tree each agrees that service of such process upon such Person shall constitute personal service of such process upon it.

          (d) Nothing contained in the Agreement shall limit or affect Financial Security's right to serve process in any other manner permitted by law or to start legal proceedings relating to any of the Transaction Documents against MaHCS or its property or Green Tree or its property in the courts of any jurisdiction.

          Section 6.06. Consent of Financial Security. In the event that Financial Security's consent is required under any of the Transaction Documents, the determination whether to grant or withhold such consent shall be made by Financial Security in its sole discretion without any implied duty towards any other Person, except as otherwise expressly provided therein.

          Section 6.07. Counterparts. This Agreement may be executed in counterparts by the parties hereto, and all such counterparts shall constitute one and the same instrument.

          Section 6.08. Headings. The headings of articles and sections and the table of contents contained in this Agreement are provided for convenience only. They form no part of this Agreement and shall not affect its construction or interpretation. Unless otherwise indicated, all references to articles and sections in this Agreement refer to the corresponding articles and sections of this Agreement.

          Section 6.09. Trial by Jury Waived. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING DIRECTLY OR INDIRECTLY OUT OF, UNDER OR IN CONNECTION WITH ANY OF THE RELATED DOCUMENTS OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREUNDER. EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY PARTY HERETO HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT IT WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND
(B) ACKNOWLEDGES THAT IT HAS BEEN INDUCED TO ENTER INTO THE TRANSACTION DOCUMENTS TO WHICH IT IS A PARTY BY, AMONG OTHER THINGS, THIS WAIVER.

          Section 6.10. Limited Liability. No recourse under any Transaction Documents shall be had against, and no personal liability shall attach to, any officer, employee, director, affiliate or shareholder of any party hereto, as such, by the enforcement of any assessment or by any legal or equitable proceeding, by virtue of any statute or otherwise in respect of any of the Transaction Documents or the Policies, it being expressly agreed and understood that each Transaction Document is solely a corporate obligation of each party hereto, and that any and all personal liability, either at common law or in equity, or by statute or constitution, of every such officer, employee, director, affiliate or shareholder for breaches by any party hereto of any obligations under any Recourse Replacement Document or Transaction Document is hereby expressly waived as a condition of and in consideration for the execution and delivery of this Agreement.

          Section 6.11. Entire Agreement. This Agreement, the Premium Letter and the Policies set forth the entire agreement between the parties with respect to the subject matter thereof, and this Agreement supersedes and replaces any agreement or understanding that may have existed between the parties prior to the date hereof in respect of such subject matter.

          IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement, all as of the day and year first above written.

                              FINANCIAL SECURITY ASSURANCE INC.



                                  By___________________________
                                           Authorized Officer


                              MaHCS GUARANTY CORPORATION


                                  By___________________________
                                  Title


                              GREEN TREE FINANCIAL CORPORATION


                                  By__________________________
                                  Title

                                   APPENDIX I

                                  DEFINITIONS



     "Account" means each of the Spread Account, the Servicing Fee Account and the Distribution Account.

     "Account Cap" means, on any date, an amount equal to the lesser of (a) the greater of (i) the Initial Account Deposit and (ii) 30% of the Pool Principal Balance as of that date and (b) the greater of (i) the Pool Principal Balance as of that date and (ii) $1,000,0000.

     "Accumulated Funding Deficiency" shall have the meaning provided in Section 412 of the Code and Section 302 of ERISA, whether or not waived.

     "Additional Policy" means for each of the Additional Transactions the financial guaranty insurance policy, including any endorsements thereto, issued by Financial Security to the Trustee, each substantially in the forms attached as Annex I hereto.

     "Additional Transactions" means MLMI 1988E and MLMI 1989F, including any endorsements thereto, issued by Financial Security to the Trustee.

     "Aggregate Guarantee Amounts" at any time means the aggregate of the Guarantee Amounts at such time.

     "Aggregate Guaranteed Shortfall" means, for any Remittance Date in respect of which the Collateral Agent and Financial Security have received, on or before the fourth Business Day before that Remittance Date, a Notice of Shortfall, an amount equal to the sum of the amounts specified as the Guaranteed Shortfall in each such notice.

     "Amended Pooling Agreement" means, for each Transaction, the related Pooling Agreement as amended by the related Second Closing Amendment, as that agreement may be further amended from time to time and shall also include, in the case of the MLMI 1989F Transaction, the related amended and restated Limited Guarantee Agreement executed on the Second Closing Date in connection therewith.

     "Approved Investment" has the meaning specified in Section 3.02(a) of the Security Agreement.

     "Assigned Interests" means: (a) with respect to Green Tree Trust 1987-A, the related Limited Guarantee Fee; (b) with respect to Green Tree Trust 1987-B, the related Limited Guarantee Fee, (c) with respect to MLMI 1987B, the related Limited Guarantee Fee and the residual interest in the REMIC created under the related Pooling Agreement; (d) with respect to MLMI 1987C, the Limited Guarantee Fee and the residual interest in the REMIC created under the related Pooling Agreement; (e) with respect to MLMI 1989H, the related Limited Guarantee Fee and the related Class C Certificate; and (f) with respect to MLMI 1991D, the related Class C Certificate; and all proceeds derived from any of the foregoing.

     "Assigned Interest Securitization" means the sale by Green Tree, through two of its subsidiaries, of the Assigned Interests to Wilmington Trust Company as Trustee for the Green Tree Securitized Net Margin Trust 1994-A which is scheduled to occur in March 1994.

     "Assigned Interest Securitization Documents" means all documents and instruments delivered in connection with the Assigned Interest Securitization, including the Assigned Interest Offering Documents, the Trust Agreement dated as of January 1, 1994 among Green Tree Manufactured Housing Net Interest Margin Finance Corp. I ("Finance I"), Green Tree Manufactured Housing Net Interest Margin Finance Corp. II ("Finance II") and the Trustee thereunder, the Transfer Agreement dated as of January 1, 1994 between Green Tree and Finance I and the Transfer Agreement dated as of January 1, 1994 between Green Tree and Finance II.

     "Assigned Interest Securitization Offering Documents" means the Preliminary Prospectus dated January 18, 1994 relating to the Assigned Interest Securitization and any other offering document or prospectus relating to such securitization.

     "Authorized Officer" means (i) with respect to MaHCS, each officer of MaHCS who is authorized to act for MaHCS and whose name and specimen signature appears on a list of such authorized officers furnished by MaHCS to the Collateral Agent and Financial Security, as such list may be amended or supplemented from time to time by notice to the Collateral Agent and Financial Security, (ii) with respect to the Servicer, the Servicing Officers as specified from time to time pursuant to the Amended Pooling Agreements, (iii) with respect to Financial Security, the Chairman of the Board, the President, the Executive Vice President or any Managing Director of Financial Security, (iv) with respect to the Trustee or the Collateral Agent, any vice president or trust officer thereof.

     "Business Day" means any day other than (a) a Saturday or Sunday or (b) a day on which banking institutions in the City of

New York, New York are authorized or obligated by law or executive order to be closed.

     "Calculation Date" means the last day of each month during the term of the Security Agreement.

     "Capital Contribution Agreement" means the Capital Contribution Agreement dated as of the Second Closing Date among Green Tree, MaHCS and Financial Security pursuant to which Green Tree has agreed to contribute additional capital to MaHCS, under the circumstances described therein, in an amount equal to the Capital Contribution Amount.

     "Capital Contribution Amount" has the meaning specified in the Capital Contribution Agreement.

     "Certificateholder" for each Transaction has the meaning specified in the related Amended Pooling Agreement.

     "Certificates" for each transaction has the meaning specified in the related Amended Pooling Agreement.

     "Chattel Paper" means Manufactured Home Contracts, Motorcycle Contracts and Home Improvement Contracts.

     "Code" means the Internal Revenue Code of 1986, including, unless the context otherwise requires, the rules and regulations thereunder, as amended from time to time.

     "Collateral" means the MaHCS Collateral and the Green Tree Collateral.

     "Collateral Agent" means First Bank National Association and its successors in interest, in its capacity as collateral agent on behalf of Financial Security and the Trustee, until a successor Person shall have become the Collateral Agent pursuant to Section 4.04 of the Security Agreement, and thereafter "Collateral Agent" shall mean such successor Person.

     "Collateralized Securities" means any security (including, without limitation, a participation certificate) that represents an interest in, or that is secured by, a pool of Chattel Paper.

     "Commission" means the Securities and Exchange Commission.

     "Commonly Controlled Entity" means MaHCS or Green Tree, as the case may be, and each entity, whether or not incorporated, which is affiliated with either of the foregoing pursuant to Section 414(b), (c), (m) or (o) of the Code.

     "Compliance Report" means the report in a form satisfactory to the Controlling Party and the Collateral Agent delivered by Green Tree if it is then the Servicer to the Trustee, the Controlling Party and the Collateral Agent pursuant to which the Servicer is to certify as to whether any Test Failure has occurred during the immediately preceding month and as to whether to the best of the Servicer's knowledge an Insurance Agreement Default has occurred and is then continuing and containing such other information concerning the Transactions, the Transaction Contracts, the Green Tree Contracts (as defined in Exhibit D) or the Servicer as may be requested by Financial Security.

     "Consolidated Net Earnings" means for any period, the net earnings or net loss (in which case it will be a negative number) of Green Tree and its Subsidiaries as included in the consolidated financial statements Green Tree is required to deliver under Section 2.05 of the Insurance Agreement.

     "Consolidated Net Earnings Available for Restricted Payments" means as of any date on which a Restricted Payment is to be made (a) 80% of Consolidated Net Earnings for the most recently concluded four fiscal quarter period (taken as one accounting period) of Green Tree and terminating on the date immediately preceding the date of any proposed Restricted Payment less (b) the aggregate amount of all Restricted Payments made during said four fiscal quarter period.

     "Consolidated Net Worth" means, at the time of any determination, the consolidated stockholders' equity of Green Tree and its Subsidiaries, as determined on a consolidated basis in conformity with generally accepted accounting principles consistently applied.

     "Controlling Party" means, at any time, the Person designated as the Controlling Party at such time pursuant to Section 6.01 of the Security Agreement.

     "Default" means any event which results, or which with the giving of notice or the lapse of time or both would result, in an Event of Default.

     "Demand Eligible Investments" means Eligible Investments which have no specified maturity date and which can be converted into cash on the day of demand without penalty or loss of interest.

     "Demand Note" means each of the First Closing Demand Note and the Second Closing Demand Note and "Demand Notes" means both such notes.

     "Distribution Account" means the account by that name established pursuant to Section 3.01 of the Security Agreement.

     "Eligible Account" means a trust account that (a) is either (i) maintained with a depository institution or trust company the long-term unsecured debt obligations of which are rated "AA-" or higher by S&P and "Aa3" or higher by Moody's, or

(ii) maintained with a depository institution or trust company the commercial paper or other short-term unsecured debt obligations of which are rated "A-1" or higher by S&P and "P-1" by Moody's, and in either case is fully insured up to applicable limits by the Federal Deposit Insurance Corporation, or (b) is maintained with a depository institution or trust company that Financial Security, in its sole discretion, shall have specifically approved by written notice to the Collateral Agent and the Rating Agencies.

     "Eligible Investments" means any one or more of the following:

     (a) direct, interest-bearing obligations of, and interest-bearing obligations guaranteed as to timely payment of principal and interest by, the United States or any agency or instrumentality of the United States the obligations of which are backed by the full faith and credit of the United States;

     (b) demand or time deposits in, certificates of deposit of, or banker's acceptances issued by any depository institution or trust company organized under the laws of the United States or any State and subject to supervision and examination by federal and/or State banking authorities (including the Collateral Agent or any agent of the Collateral Agent acting in their respective commercial capacities); provided that the short-term unsecured debt obligations of such depository institution or trust company at the time of such investment, or contractual commitment providing for such investment, are assigned the highest credit rating by each Rating Agency;

     (c) repurchase obligations pursuant to a written agreement (i) with respect to any obligation described in clause (a) above or any other obligations issued by an agency or instrumentality of the United States and as to which timely payments of principal and interest are backed by the full faith and credit of the United States, where (in each case) the Collateral Agent has taken delivery of such obligation and (ii) entered into with a depository institution or trust company organized under the laws of the United States or any State thereof, the deposits of which are insured by the Federal Deposit Insurance Corporation and the short-term unsecured debt obligations of which are assigned the highest credit rating by each Rating Agency (including, if applicable, the Collateral Agent or any agent of the Collateral Agent acting in their respective commercial capacities);

     (d) commercial paper that (i) is payable in United States dollars, (ii) is assigned the highest credit rating by each Rating Agency, and (iii) had an original term to maturity of not more than 180 days; or

     (e) any other demand or time deposit, obligation, security or investment as may be acceptable to the Controlling Party, as evidenced by the prior written consent of the Controlling

Party, as may from time to time be confirmed in writing to the Collateral Agent by the Controlling Party.

     "ERISA" means the Employee Retirement Income Security Act of 1974, including, unless the context otherwise requires, the rules and regulations thereunder, as amended from time to time.

     "ERISA Affiliate" means trades or businesses (whether or not incorporated) which are under common control with, or treated as a single employer with, Green Tree within the meaning of Section 414 of the Code, including the regulations promulgated thereunder.

     "Event of Default" means any event of default specified in Section 5.01 of the Insurance Agreement.

     "Fifth Anniversary Date" means, with respect to any Demand Note issued by Green Tree to MaHCS, the date which is five years from the date of its issue.

     "Financial Security" means Financial Security Assurance Inc., a New York stock insurance company, its successors and assigns.

     "Financial Security Default" means that any one of the following events shall have occurred and be continuing:

     (a) Financial Security shall have failed to make a payment required under any Policy in accordance with its terms;

     (b) Financial Security shall have (i) filed a petition or commenced any case or proceeding under any provision or chapter of the United States Bankruptcy Code or any other similar federal or state law relating to insolvency, bankruptcy, rehabilitation, liquidation or reorganization, (b) made a general assignment for the benefit of its creditors, or (c) had an order for relief entered against it under the United States Bankruptcy Code or any other similar federal or state law relating to insolvency, bankruptcy, rehabilitation, liquidation or reorganization which is final and nonappealable; or

     (c) a court of competent jurisdiction, the New York Department of Insurance or other competent regulatory authority shall have entered a final and nonappealable order, judgment or decree (i)appointing a custodian, trustee, agent or receiver for Financial Security or for all or any material portion of its property or (ii) authorizing the taking of possession by a custodian, trustee, agent or receiver of Financial Security (or the taking of possession of all or any material portion of the property of Financial Security).

     "Financial Statements" means with respect to Green Tree the balance sheets as of December 31, 1991 and 1992 and the statements of income, retained earnings and cash flows for the 12-month periods then ended, and the notes thereto, and the balance sheets as of September 30, 1992 and September 30, 1993 and the statements of income, retained earnings and cash flows for the fiscal quarters then ended.

     "First Closing Date" means February 13, 1992.

     "First Closing Demand Note" means the demand note, delivered by Green Tree to the Collateral Agent on the First Closing Date and redelivered to the Collateral Agent on the Second Closing Date pursuant to Section 2.03(a) of the Security Agreement and any Replacement Demand Note issued therefor.

     "First Closing Premium Letter" means the side letter between Financial Security and MaHCS dated the First Closing Date in respect of the premium payable by Green Tree and guaranteed by MaHCS in consideration of the issuance of the Additional Policies.

     "First Closing Transactions" means MaHCS 1987-A, MaHCCS 1987-B, MLMI 1987B, MLMI 1987C, MLMI 1989H and MLMI 1991D and all agreements, instruments and documents executed in connection therewith including, the Recourse Replacement Documents.

     "Fiscal Agent" means the Fiscal Agent, if any, designated pursuant to the terms of the Policies.

     "Fully Insured Transactions" means each of the following Transactions:
MaHCS 1987-A, MaHCS 1987-B and MLMI 1987B.

     "Grantor Trust" means each of MaHCS 1987-A and MaHCS 1987-B.

     "Green Tree Collateral" has the meaning specified in Section 2.02(a) of the Security Agreement.

     "Green Tree Contract" means, as of any date of determination, any conditional sales contract or installment loan agreement for manufactured housing, a recreational vehicle or a motorcycle and any Home Improvement Contract for which Green Tree is then acting as servicer or subservicer.

     "Green Tree Default Event" with respect to any Transaction, has the meaning specified in the related Amended Pooling Agreement.

     "Green Tree Documents" means the Insurance Agreement, the Security Agreement, the Capital Contribution Agreement, the Stock Pledge Agreement, the Repurchase Agreement, the Premium Letter, each of the Second Closing Amendments, each of the Amended Pooling Agreements, the Demand Notes, the Assigned Interest Securitization Documents and all of the other agreements and instruments executed or delivered by Green Tree in connection with the foregoing.

     "Green Tree Guarantee" means, with respect to any Transaction, the limited guarantee issued by Green Tree in favor of the Trustee under the related Amended Pooling Agreement.

     "Green Tree Insurer Obligations" means all amounts and obligations which Green Tree may at any time owe to Financial Security (or any agents, accountants or lawyers of Financial Security) under the Insurance Agreement and the other Transaction Documents (including, without limitation, the Insurance Agreement) and any amounts which Green Tree has agreed to pay to any other Persons in the Insurance Agreement and the other Transaction Documents at the direction of Financial Security, irrespective in either case of whether those amounts are owed now or in the future, whether liquidated or unliquidated, contingent or uncontingent.

     "Green Tree Obligations" means the Green Tree Insurer Obligations and the Green Tree Trustee Obligations.

     "Green Tree Termination Date" mans the date which is the later of (a) the earliest date on which Financial Security is no longer subject to a claim under any of the Policies and each of the Policies shall have been surrendered to Financial Security for cancellation and (b) the date on which Financial Security and the Trustee shall have received payment and performance in full of all Green Tree Obligations.

     "Green Tree Trustee Obligations" means all amounts and obligations which Green Tree may at any time owe to the Trustee under the Green Tree Guarantees.

     "Guarantee Amount" means (a) with respect to MaHCS 1987A, MaHCS 1987B, MLMI 1987B, MLMI 1987C, and MLMI 1988E, the Guarantee Amount as defined in the related Amended Pooling Agreement and (b) with respect to MLMI 1989H, MLMI 1991D, and MLMI 1989F the Policy Amount as defined in the related Amended Pooling Agreement.

     "Guaranteed Shortfall" for each Transaction and for any Remittance Date has the meaning specified in the related Amended Pooling Agreement.

     "Home Improvement Contract" means a home improvement retail installment sale contract (including any promissory note issued in connection therewith or pursuant thereto) by the Obligor thereon to a Green Tree-approved home improvement contractor, or by the Obligor thereon to Green Tree directly together with any mortgage or other Lien on the related real property.

     "Indebtedness" means, with respect to any Person at any time, (a) indebtedness or liability of such Person for borrowed money whether or not evidenced by bonds, debentures, notes or other instruments, or for the deferred purchase price of property or services (including trade obligations); (b) obligations of such Person as lessee under leases which should have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases; (c) current liabilities of such Person in respect of unfunded vested benefits under plans covered by Title IV of ERISA; (d) obligations issued for or liabilities incurred on the account of such Person;
(e) obligations or liabilities of such Person arising under acceptance facilities; (f) obligations of such Person under any guarantees, endorsements (other than for collection or deposit in the ordinary course of business) and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any Person or otherwise to assure a creditor against loss; (g) obligations of such Person secured by any Lien on property or assets of such Person, whether or not the obligations have been assumed by such Person; or (h) obligations of such Person under any interest rate or currency exchange agreement.

     "Independent" means, with respect to any specified Person, such a Person who (a) is not an officer, director or employee of such specified Person or any affiliate thereof and (b) does not hold 10% or more of the equity securities of such specified person or any affiliate thereof.

     "Initial Account Deposit" means $17,822,438, the amount deposited in the Collateral Account by MaHCS on the First Closing Date.

     "Insurance Agreement" means the Amended and Restated Insurance Agreement dated as of the Second Closing Date among MAHCS, Green Tree and Financial Security, as that agreement may be amended from time to time.

     "Insurance Agreement Default" means any Event of Default under the Insurance Agreement.

     "Investment Company Act" means the Investment Company Act of 1940, including, unless the context otherwise requires, the rules and regulations thereunder, as amended from time to time.

     "Investments" means any loan or advance to any Person, or the purchase or other acquisition of any capital stock, assets, obligations or other securities of any Person, or the making of any capital contribution to or otherwise investing in any Person.

     "IRS" means the Internal Revenue Service.

     "Issuer's Acknowledgment" means the acknowledgment executed by MaHCS acknowledging the pledge of the MaHCS Stock.

     "Late Payment Rate" means the lesser of (a) the greater of (i) the per annum rate of interest, publicly announced from time to time by Chemical Bank at its principal office in the City of New York, as its prime or base lending rate (any change in such rate of interest to be effective on the date such change is announced by Chemical Bank) plus 3%, and (ii) 10.20% and (b) the maximum rate permissible under applicable usury or similar laws limiting interest rates. The Late Payment Rate shall be computed on the basis of the actual number of days elapsed over a year of 360 days.

     "Letter of Credit Bank" means any institution which issued a letter of credit to the Trustee in connection with a Transaction.

     "Leverage Ratio" means, at the time of any determination, the ratio of (a) Total Indebtedness to (b) Consolidated Net Worth.

     "Lien" means, as applied to the property or assets (or the income or profits therefrom) of any Person, in each case whether the same is consensual or nonconsensual or arises by contract, operation of law, legal process or otherwise: (a) any mortgage, lien, pledge, attachment, charge, lease, conditional sale or other title retention agreement, or other security interest or encumbrance of any kind; or (b) any arrangement, express or implied, under which such property or assets are transferred, sequestered or otherwise identified for the purpose of subjecting or making available the same for the payment of debt or performance of any other obligation in priority to the payment of the general, unsecured creditors of such Person.

     "Limited Guarantee Fee" for each Transaction has the meaning specified in the related Amended Pooling Agreement.

     "MaHCS Collateral" has the meaning specified in Section 2.01(a) of the Security Agreement.

     "MaHCS Collateral" has the meaning specified in the Security Agreement.

     "MaHCS Documents" means the Insurance Agreement, the Security Agreement, the Capital Contribution Agreement, the Repurchase Agreement, the Premium Letter, the Issuer's Acknowledgment, each Second Closing Amendment, each Amended Pooling Agreement and all of the other agreements and instruments executed or delivered by MaHCS in connection with any of the foregoing.

     "MaHCS Guarantee" means, for each Transaction, the guarantee MaHCS is issuing in favor of the Trustee in the related Amended Pooling Agreement.

     "MaHCS Guarantee" means, with respect to any Transaction, the guarantee issued by MaHCS in favor of the Trustee under the related Amended Pooling Agreement.

         "MaHCS Insurer Obligations" means all amounts and obligations which MaHCS may at any time owe to Financial Security (or any agents, accountants or lawyers of Financial Security) under the Insurance Agreement and the other Transaction Documents (including, without limitation, the Insurance Agreement) and any amounts which MaHCS has agreed to pay to any other Persons in the Insurance Agreement and the other Transaction Documents at the direction of Financial Security, irrespective in either case of whether those amounts are owed now or in the future, whether liquidated or unliquidated, contingent or uncontingent.

     "MaHCS Obligations" means the MaHCS Insurer Obligations and the MaHCS Trustee Obligations.

     "MaHCS Stock" has the meaning set forth in Section 2.01(o)(vii).

     "MaHCS Termination Date" means the date which is the later of (a) the earliest date on which Financial Security is no longer subject to a claim under any of the Policies and each of the Policies shall have been surrendered to Financial Security for cancellation, and (b) the date on which Financial Security and the Trustee shall have received payment and performance in full of all MaHCS Obligations.

     "MaHCS Trustee Obligations" means all amounts and obligations which MaHCS may at any time owe to the Trustee under each of the MaHCS Guarantees.

     "Manufactured Home" has the meaning assigned in 42 United States Code
Section 5402(6).

     "Manufactured Home Contract" means (a) a conditional sale contract, chattel mortgage, retail installment sale contract, other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and a Green Tree-approved manufactured housing dealer pursuant to or under which such Obligor shall be obligated to pay for a new or used Manufactured Home purchased by such Obligor from such dealer in the ordinary course of business of such dealer or a manufactured housing loan agreement (including any promissory note issued in connection therewith or pursuant thereto) between the Obligor thereon and Green Tree pursuant to or under which such Obligor shall be obligated to pay Green Tree the loan made thereunder, the proceeds of which were used by such Obligor to purchase a new or used Manufactured Home or (b) any other such conditional sale contract or promissory note the proceeds of which were used to acquire a new or used Manufactured Home and the real property on which it is situated which is secured by a mortgage, deed of trust or other Lien on such Manufactured Home and the related real property if such conditional sale contract or promissory note and mortgage, deed of trust or other Lien are eligible for purchase by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or any successor of either of them.

     "Material Adverse Change" means, in respect of any Person, a material adverse change in (i) the business, financial condition, results of operations or properties of such Person or any of its Subsidiaries, (ii) the Collateral,
(iii) the first perfected security interest of the Collateral Agent on behalf of Financial Security in the Collateral, (iv) the ability of the

Collateral Agent to liquidate, or foreclose against, any Collateral, (v) the ability of such Person to perform its obligations under any of the Transaction Documents to which it is a party or (vi) the practical realization by Financial Security of any of the benefits or security afforded under any of the Transaction Documents.

     "MLMI Consent Letters" means the letter agreements, executed by Merrill Lynch Mortgage Investors, Inc., dated the First Closing Date and the Second Closing Date, each substantially in the form of Exhibit E.

     "Monthly Report" means, with respect to any Transaction, the monthly report the Servicer is required to deliver to the Trustee under the related Amended Pooling Agreement, whether denominated as a "Monthly Report," "Servicing Report" or otherwise.

     "Moody's" means Moody's Investors Service, Inc., a Delaware corporation, and any successor thereto, and, if such corporation shall for any reason no longer perform the functions of a securities rating agency, "Moody's" shall be deemed to refer to any other nationally recognized rating agency designated by Financial Security.

     "Motorcycle Contract" means a conditional sale contract, chattel mortgage, retail installment sale contract or other chattel paper (including any promissory note issued in connection therewith or pursuant thereto) between a Harley-Davidson dealer and the Obligor thereon pursuant to under which such Obligor shall be obligated to pay for a new or used motorcycle manufactured by Harley-Davidson, Inc. purchased by such Obligor from such dealer in the ordinary course of business of such dealer.

     "Multiemployer Plan" means a multiemployer plan (within the meaning of Section 4001(a)(3) of ERISA) in respect of which a Commonly Controlled Entity makes contributions or has liability.

     "Normal Servicing Fees" means, for each Transaction, the fee defined as such in the related Amended Pooling Agreement.

     "Notice of Green Tree Default" means the notice by that name, which the Trustee, under each Amended Pooling Agreement, is required to deliver to the Collateral Agent and Financial Security on or before the fourth Business Day before any Remittance Date for which Green Tree has failed to pay all or any part of the amount then due under the related Green Tree Limited Guarantee.

     "Notice of Shortfall" means a notice in the form of Exhibit B-2, which the Trustee, under each Amended Pooling Agreement, is required to deliver to the Collateral Agent and Financial Security on or before the fourth Business Day before any Remittance Date for which MaHCS is obligated to pay any amount to the Trustee under the MaHCS Guarantee.

     "Obligor" means the person obligated to make payments pursuant to a Manufactured Home Contract, a Motorcycle Contract or a Home Improvement Contract.

     "Offering Documents" means any prospectuses or private placement memoranda related to the Transactions.

     "Opinion of Counsel" means a written opinion of counsel, issued by counsel independent of MaHCS and Green Tree and reasonably acceptable, as to form, substance and issuing counsel, to the Controlling Party.

     "Original Documents" means, for each Transaction, all agreements, instruments and documents executed in connection therewith at any time prior to the execution of the Recourse Replacement Documents including, without limitation, each of the Pooling Agreements.

     "Original Insurance Agreement" means the Insurance and Indemnity Agreement dated as of the First Closing Date among MaHCS, Green Tree and Financial Security.

     "Original Policies" means the six financial guaranty insurance policies issued by Financial Security to the Trustee on the First Closing Date in respect of the First Closing Transactions, including any endorsements thereto.

     "Original Security Agreement" means the agreement dated as of the First Closing Date among Financial Security, MaHCS, Green Tree and First Bank National Association as Collateral Agent.

     "PBGC" means the Pension Benefit Guaranty Corporation or any successor agency, corporation or instrumentality of the United States to which the duties and powers of the Pension Benefit Guaranty Corporation are transferred.

     "Permitted Indebtedness" means any Indebtedness approved in writing by Financial Security.

     "Person" means any individual, sole proprietorship, joint stock company, unincorporated association, joint venture, corporation, partnership, business or owner trust, government, governmental department or agency or any other entity whatsoever.

     "Plan" means any pension plan (other than a Multiemployer Plan) covered by Title IV of ERISA, which is maintained by a Commonly Controlled Entity or in respect of which a Commonly Controlled Entity has liability.

     "Pledgor" means each of Green Tree and MaHCS.

     "Policy" means each of the Original Policies and each of the Additional Policies and "Policies" means the Original Policies and the Additional Policies.

     "Pool Principal Balance" means as of any date of determination the aggregate of the Transaction Principal Balances for each Transaction as of that date.

     "Pooling Agreement" means for each Transaction, the Pooling and Servicing Agreement executed in connection therewith, and all amendments to that Agreement executed at any time prior to the related Second Closing Date Amendment, each as set forth on Exhibit A hereto and shall also include in the case of the MLMI 1989F Transaction the Limited Guarantee Agreement executed in connection therewith, and all amendments thereof prior to the Second Closing Date, each as set forth in Exhibit A hereto.

     "Premiums" means the premium payable under the First Closing Premium Letter and the Second Closing Premium Letter and the Premium Supplement if any.

     "Premium Supplement" means a non-refundable premium, in addition to the premium payable in accordance with Section 3.02 of the Insurance Agreement, payable by Green Tree to Financial Security in monthly installments commencing on the Premium Supplement Commencement Date and terminating on the Premium Supplement Termination Date, in the amount equal to (a) in the case of the First Closing Transactions, the Default Premium Component (as defined in the First Closing Premium Letter), and (b) in the case of the Second Closing Transactions, 15 basis points per annum times the sum of the Aggregate Certificate Balances (as defined in the Second Closing Premium Letter) as of the date such installment is due for both of the Additional Transactions.

     "Premium Supplement Commencement Date" means the date of occurrence of the Event of Default in respect of which the Premium Supplement shall have been declared due and payable in accordance with Section 5.02 of the Insurance Agreement.

     "Premium Supplement Termination Date" means the date on which all Events of Default under the Insurance Agreement shall have been remedied or shall have been waived by Financial Security.

     "Rating Agencies" means Moody's and S&P.

     "Rating Agency Event" for each Additional Transaction, has the meaning specified in the related Amended Pooling Agreement.

     "Recourse Replacement Documents" means the MaHCS Documents, the Green Tree Documents and the MLMI Consent Letter.

     "Recourse Replacement Transaction" means the transactions contemplated by the Recourse Replacement Documents.

     "REMIC" means a Real Estate Mortgage Investment Conduit within the meaning of Section 860D(a) of the Code.

     "REMIC Trust" means each of the following Transactions: MLMI 1987B, MLMI 1987C, MLMI 1988E, MLMI 1989F, MLMI 1989H, and MLMI 1991D.

     "Remittance Date" means, for each Transaction, commencing on the Second Closing Date, each date thereafter on which the Certificateholders under the related Amended Pooling Agreement are to receive their scheduled payments on their Certificates whether denominated as a Remittance Date, a Payment Date, a Distribution Date or any variant thereof and, which is for each Transaction, the 15th day of each month or, if any such day is not a Business Day, the next succeeding Business Day.

     "Replacement Demand Note" means with respect to the First Closing Demand Note and the Second Closing Demand Note, and any demand note issued by Green Tree to MaHCS as a replacement therefor, each with a principal amount equal to the outstanding principal amount of the Demand Note which it is replacing and each substantially in the form of, as applicable, the First Closing Demand Note and the Second Closing Demand Note it is replacing or containing such changes as is approved in writing by MaHCS and Financial Security.

     "Report Date" means, with respect to any Transaction, each date on which the Servicer is required to deliver a Monthly Report to the Trustee under the related Amended Pooling Agreement.

     "Reportable Event" means any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder; excluding any such events as to which the PBGC has waived the 30-day notice requirement.

     "Repurchase Agreement" means the Repurchase Agreement dated as of the Second Closing Date, between Green Tree and MaHCS to which Financial Security has joined as a consenting party.

     "Reserve Fund" means for each Transaction the account by that name established pursuant to the related Amended Pooling Agreement.

     "Resolution of the Midwest Federal Litigation" means the final nonreviewable, nonappealable resolution, whether by settlement, judicial determination or otherwise, of (a) the pending litigation commenced against Green Tree on September 30, 1988 by Midwest Federal Savings and Loan Association (to which the Resolution Trust Corporation is the successor) ("Midwest Federal") in the United States District Court for the District of Minnesota and (b) the pending litigation commenced by Green Tree against Midwest Federal on September 29, 1988 in the state district court of Ramsey County, Minnesota, both of which actions arise in part from the 1985 sale of servicing rights by Green Tree to Midwest Federal.

     "Restricted Payments" means with respect to Green Tree, collectively, (a) all dividends or other distributions of any nature (cash, securities (other than common stock of Green Tree), assets or otherwise), and all payments on any class of equity securities (including, without limitation, warrants, options or rights therefor) issued by Green Tree, whether such securities are now or may hereafter be authorized or outstanding; (b) all purchases, redemptions or other retirements of any such class of equity securities; and (c) any other distribution in respect of any of the foregoing, in each case, whether directly or indirectly through any Subsidiary of Green Tree or otherwise; provided, however, any purchase, redemption or retirement of Green Tree's Series B or Series C Preferred Stock and any prepayment of Green Tree's subordinated note in the original principal amount of $4,250,000 due 1995 made in conjunction with the Resolution of the Midwest Federal Litigation shall not be a Restricted Payment.

     "Restructuring Documents" means, without duplication, the Green Tree Documents and the MaHCS Documents.

     "Second Closing Amendment" means for each Transaction, the amendment to the related Pooling Agreement (including, in the case of the MLMI 1989F Transaction, the amended and restated Limited Guarantee Agreement) dated as of the Second Closing Date among Green Tree, MaHCS and the Trustee and in the case of the REMIC Trusts, Merrill Lynch Mortgage Investors, Inc.

     "Second Closing Date" means March 11, 1994.

     "Second Closing Deposit Amount" means an amount equal to $16,586,310.73.

     "Second Closing Demand Note" means the demand note, issued by Green Tree to MaHCS on the Second Closing Date, in the aggregate principal amount of the Second Closing Deposit Amount and any Replacement Demand Note therefor.

     "Second Closing Premium Letter" means the side letter between Financial Security and MaHCS dated the Second Closing Date in respect of the premium payable by Green Tree and guaranteed by MaHCS in consideration of the issuance of the Additional Policies.

     "Secured Party" means each of Financial Security and the Trustee.

     "Securities Act" means the Securities Act of 1933, including, unless the context otherwise requires, the rules and regulations thereunder, as amended from time to time.

     "Securities Exchange Act" means the Securities Exchange Act of 1934, including, unless the context otherwise requires, the rules and regulations thereunder, as amended from time to time.

     "Security Agreement" means the Amended and Restated Security Agreement dated as of the Second Closing Date among Financial Security, MaHCS, Green Tree and First Bank National Association as Collateral Agent, as that agreement may be amended from time to time.

     "Serviced Contract" has the meaning specified in the Security Agreement.

     "Servicer" means, for any Transaction, the Person acting as servicer of the Transaction Contracts held by the Trustee under the related Amended Pooling Agreement.

     "Servicing Portfolio" has the meaning specified in the Warehousing Credit Agreement.

     "S&P" means Standard & Poor's Corporation, a New York corporation, and any successor thereto, and, if such corporation shall for any reason no longer perform the functions of a securities rating agency, "S&P" shall be deemed to refer to any other nationally recognized rating agency designated by Financial Security.

     "Spread Account" means the account by that name established pursuant to
Section 3.01 of the Security Agreement.

     "Stock Pledge Agreement" means the agreement dated as of the First Closing Date among Green Tree, Financial Security and First Bank National Association as Collateral Agent, as that agreement may be amended from time to time.

     "Subsidiary" means, with respect to any Person, any corporation or other entity of which a majority of the outstanding shares of capital stock or other ownership interests having ordinary voting power for the election of directors or other persons performing similar functions is at the time owned by such Person directly or through one or more Subsidiaries.

     "Term of the Policy" has the meaning specified in each of the Policies.

     "Term of the Insurance Agreement" shall be determined as provided in
Section 4.01 of the Insurance Agreement.

     "Termination Date" means the date which is the later to occur of the Green Tree Termination Date and the MaHCS Termination Date.

     "Test Failure" has the meaning specified in Exhibit B to the Security Agreement.

     "Total Indebtedness" means all obligations, liabilities and indebtedness (as would appear on a balance sheet) of Green Tree and its Subsidiaries as determined in accordance with generally accepted accounting principles consistently applied.

     "Transaction Contract" means for any Transaction or group of Transactions, each of the contracts held by the Trustee on behalf of the Certificateholders in that Transaction, as of, in the case of the First Closing Transaction, the First Closing Date and in the case of the Additional Transactions, the Second Closing Date.

     "Transaction Contract Collateral" means for each Transaction Contract, the manufactured home and/or real estate securing the related obligor's obligations under that Contract.

     "Transaction Documents" means the Original Documents and the Recourse Replacement Documents.

     "Transaction Principal Balance" means, as of any date of determination:

     (a) with respect to MaHCS 1987-A, MaHCS 1987-B, MLMI 1987B, MLMI 1987C and MLMI 1988E, the unpaid principal balance as of the immediately preceding Calculation Date of all Transaction Contracts held by the Trustee on that date in connection therewith, excluding any Transaction Contract which as of that preceding Calculation Date was a Defaulted Contract (as defined in the related Pooling Agreement) or a Defective Contract (as also defined in the related Pooling Agreement) which on or before that date was purchased from the Trustee, and

     (b) with respect to MLMI 1989F, MLMI 1989H and the MLMI 1991D, the Pool Scheduled Principal Balance (as defined in each of the related Pooling Agreements) as of the immediately preceding Calculation Date.

     "Transactions" means the First Closing Transactions and the Additional Transactions.

     "Trustee" means First Bank (N.A.) as Trustee for each of the Transactions, and any successor to First Bank (N.A.) thereunder.

     "Underfunded Plan" means any Plan that has an Underfunding.

     "Underfunding" means, with respect to any Plan, the excess, if any, of (a) the present value of all benefits under the Plan (based on the assumptions used to fund the Plan pursuant to Section 412 of the Code) as of the most recent valuation date over (b) the fair market value of the assets of such Plan as of such valuation date.

     "Warehousing Credit Agreement" means the agreement dated as of November 30, 1990, as amended February 19, 1991, April 11,

1991, November 27, 1991, February 13, 1992 and November 30, 1992 among Green Tree, various banks and First Bank National Association as administrative agent.

                                                                     Exhibit 11.


               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                        COMPUTATION OF PER SHARE AMOUNTS
                                  (unaudited)


                                Three Months Ended March 31
                                ---------------------------
                                    1994            1993
                                -----------     -----------
PRIMARY:

Net earnings                    $38,492,000     $22,061,000
                                ===========     ===========

Weighted average number of
  common and common equivalent
  shares outstanding:
  Weighted average common
    shares outstanding           33,600,228      30,447,654
  Dilutive effect of stock
    options after application
    of treasury-stock method        967,442         751,295
                                -----------     -----------
                                 34,567,670      31,198,949
                                ===========     ===========

Earnings per share                    $1.11            $.71
                                      =====            ====


                                Three Months Ended March 31
                                ---------------------------
                                    1994            1993
                                -----------     -----------
FULLY DILUTED:

Net earnings                    $38,492,000     $22,061,000
                                ===========     ===========

Weighted average number of
  common and common equivalent
  shares outstanding:
  Weighted average common
    shares outstanding           33,600,228      30,447,654
  Dilutive effect of stock
    options after application
    of treasury-stock method        967,442         847,799
                                -----------     -----------
                                 34,567,670      31,295,453
                                ===========     ===========

Earnings per share                    $1.11            $.70
                                      =====            ====

                                                                     Exhibit 12.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
               -------------------------------------------------


                                         Three months
                                             ended
                                        March 31, 1994
                                        --------------
                                          (unaudited)
Earnings:
  Earnings before income taxes            $64,153,000

Fixed charges:
  Interest                                 13,294,000
  One-third rent                              491,000
                                          -----------
                                           13,785,000
                                          -----------
                                          $77,938,000
                                          ===========

Fixed charges:
  Interest                                $13,294,000
  One-third rent                              491,000
                                          -----------
                                          $13,785,000
                                          ===========

Ratio of earnings to fixed charges (1)           5.65
                                                 ====

(1) For purposes of computing the ratio, earnings consist of earnings before income taxes plus fixed charges.