Form 10-Q
period 1994-06-30
GREEN TREE FINANCIAL CORP
filed 1994-08-12
CIK 890175

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   JUNE 30, 1994
                                                 -------------

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to  _____________

                       Commission file number   0-11652
                                                -------

                       GREEN TREE FINANCIAL CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)


           MINNESOTA                                     41-1263905
- - -------------------------------              ----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA   55102-1639
       -----------------------------------------------------------------
            (Address of principal executive offices)    (Zip code)

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

AS OF JUNE 30, 1994, 67,546,092 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1994

                                     INDEX

PART  I - FINANCIAL INFORMATION                                 PAGE

     Item 1.       Financial Statements                           3

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                     9

PART II - OTHER INFORMATION

     Item 1.       Legal Proceedings                             16

     Item 2.       Changes in Securities                         16

     Item 3.       Defaults Upon Senior Securities               16

     Item 4.       Submission of Matters to a Vote of
                   Security Holders                              16

     Item 5.       Other Information                             16

     Item 6.       Exhibits and Reports on Form 8-K              16

SIGNATURES                                                       17

EXHIBIT INDEX                                                    18

Exhibit 3(a).      Restated Articles of Incorporation
                   of Green Tree Financial Corporation
                   dated May 27, 1992 and Articles of
                   Amendment to Restated Articles of
                   Incorporation of Green Tree Financial
                   Corporation dated May 20, 1994                19

Exhibit 10(i).     Amendment to the Master Repurchase
                   Agreement between Green Tree Finance
                   Corp. - Four and First Boston Mortgage
                   Capital Corp. dated March 31, 1994            34

Exhibit 11(a).     Computation of Primary Earnings Per
                   Share                                         36

Exhibit 11(b).     Computation of Fully Diluted Earnings
                   Per Share                                     37

Exhibit 12.        Computation of Ratio of Earnings to
                   Fixed Charges                                 38

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                            June 30,1994   December 31,1993
                                           --------------  -----------------
                                            (unaudited)
  Assets:
     Cash and cash equivalents             $  531,478,000    $  170,674,000
     Cash deposits, restricted                145,158,000       124,817,000
     Other investments                         20,649,000        19,016,000
     Receivables:
       Excess servicing rights                417,624,000       843,489,000
       Other accounts receivable               55,047,000        58,604,000
     Contracts, GNMA certificates
       and collateral                         403,172,000       495,225,000
     Property, furniture and
       fixtures                                30,890,000        23,275,000
     Other assets                               4,519,000         4,402,000
                                           --------------    --------------
          Total assets                     $1,608,537,000    $1,739,502,000
                                           ==============    ==============


  Liabilities and Stockholders' Equity:
     Notes payable                                     --    $  206,911,000
     Senior notes                          $   26,650,000        26,650,000
     Senior subordinated notes
       due 2002                               262,619,000       262,435,000
     Senior subordinated
       debentures due 1995                     19,418,000        19,008,000
     Allowance for losses on
       contracts sold with
       recourse                                76,060,000       222,135,000
     Accounts payable and
       accrued liabilities                    179,008,000       103,598,000
     Investor payable                         166,007,000       139,655,000
     Income taxes, principally
       deferred                               244,240,000       209,681,000
                                           --------------    --------------
          Total liabilities                   974,002,000     1,190,073,000

     Common stock, $.01 par;
       authorized 150,000,000
       shares,issued and
       outstanding 67,546,092
       shares (1994) and
       67,034,784 shares (1993)                   675,000           670,000
     Additional paid-in capital               296,158,000       286,396,000
     Retained earnings                        337,702,000       262,363,000
                                           --------------    --------------
          Total stockholders'
            equity                            634,535,000       549,429,000
                                           --------------    --------------
                                           $1,608,537,000    $1,739,502,000
                                           ==============    ==============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                    Three Months Ended June 30
                                    ---------------------------
                                        1994          1993
                                    ------------   -----------

  Income:
     Net gains on contract sales    $105,192,000   $ 70,120,000
     Provision for losses on
       contract sales                (33,810,000)   (24,108,000)
     Interest                         24,888,000     24,337,000
     Service                           9,307,000      7,517,000
     Commissions and other             6,712,000      4,747,000
                                    ------------   ------------
                                     112,289,000     82,613,000

  Expenses:
     Interest                          9,249,000     12,349,000
     Cost of servicing                 6,771,000      6,176,000
     General and administrative       22,558,000     16,240,000
                                    ------------   ------------
                                      38,578,000     34,765,000
                                    ------------   ------------

  Earnings before income taxes        73,711,000     47,848,000

  Income taxes                        29,485,000     18,661,000
                                    ------------   ------------

  Net earnings                      $ 44,226,000   $ 29,187,000
                                    ============   ============

  Earnings per common and common
     equivalent share                       $.64           $.46
                                            ====           ====

  Weighted average common and
     common equivalent shares
     outstanding                      69,359,471     62,835,650

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                      Six Months Ended June 30
                                    ---------------------------
                                       1994           1993
                                    ------------  -------------

  Income:
     Net gains on contract sales    $188,761,000  $115,245,000
     Provision for losses on
       contract sales                (58,107,000)  (36,552,000)
     Interest                         54,664,000    46,024,000
     Service                          18,606,000    14,732,000
     Commissions and other            13,163,000     9,809,000
                                    ------------  ------------
                                     217,087,000   149,258,000

  Expenses:
     Interest                         22,543,000    23,826,000
     Cost of servicing                13,485,000    12,335,000
     General and administrative       43,195,000    29,084,000
                                    ------------  ------------
                                      79,223,000    65,245,000
                                    ------------  ------------

  Earnings before income taxes       137,864,000    84,013,000

  Income taxes                        55,146,000    32,765,000
                                    ------------  ------------

  Net earnings                      $ 82,718,000  $ 51,248,000
                                    ============  ============

  Earnings per common and common
     equivalent share                      $1.19          $.82
                                           =====          ====

  Weighted average common and
     common equivalent shares
     outstanding                      69,247,405     62,616,774

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                Six Months Ended June 30
                                            --------------------------------
                                                  1994             1993
                                            ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected                     $    40,220,000  $   117,709,000
  Net proceeds from sale of net interest
     margin certificates                        493,600,000               --
  Net principal payments collected                7,785,000       17,333,000
  Interest on contracts and
     GNMA certificates                           33,637,000       17,693,000
  Interest on cash and investments                5,228,000        2,611,000
  Commissions                                     9,174,000        6,578,000
  Other                                             524,000        1,484,000
                                            ---------------  ---------------
                                                590,168,000      163,408,000

  Cash paid to employees and suppliers          (61,142,000)     (36,085,000)
  Defeasance payments                                    --      (16,917,000)
  Interest paid on debt                         (21,260,000)     (22,272,000)
  Repossession losses net of recoveries            (967,000)     (22,270,000)
  FHA insurance premiums                         (1,033,000)      (9,707,000)
  Income taxes paid                             (19,247,000)      (6,311,000)
                                            ---------------  ---------------
                                               (103,649,000)    (113,562,000)
                                            ---------------  ---------------
  NET CASH PROVIDED BY OPERATIONS               486,519,000       49,846,000

  Purchase of contracts held for sale        (1,648,850,000)  (1,012,029,000)
  Proceeds from sale of contracts
     held for sale                            1,745,831,000      840,051,000
  Principal collections on contracts
     held for sale                               34,050,000       11,765,000
  Floorplan loans disbursed                     (66,671,000)              --
  Principal collections on floorplan loans       53,614,000               --
  Cash deposits provided                        (29,483,000)      (6,936,000)
  Cash deposits returned                          9,143,000        3,360,000
                                            ---------------  ---------------
  NET CASH PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES                       584,153,000     (113,943,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture
     and fixtures                                (9,949,000)      (9,430,000)
  Purchase of investment securities              (1,633,000)        (218,000)
                                            ---------------  ---------------
NET CASH USED FOR INVESTING ACTIVITIES          (11,582,000)      (9,648,000)

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                    Six Months Ended June 30
                                              ------------------------------------
                                                   1994                1993
                                              -----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                   879,997,000        897,760,000
  Repayments on credit facilities                (1,086,908,000)      (758,781,000)
  Issuance of debt                                           --         14,650,000
  Payment of debt                                            --         (4,037,000)
  Common stock issued                                 2,523,000          1,240,000
  Dividends paid                                     (7,379,000)        (4,961,000)
                                                ---------------      -------------
  NET CASH (USED FOR) PROVIDED BY
     FINANCING ACTIVITIES                          (211,767,000)       145,871,000
                                                ---------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           360,804,000         22,280,000

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                         170,674,000        133,435,000
                                                ---------------      -------------

CASH AND CASH EQUIVALENTS END OF PERIOD         $   531,478,000      $ 155,715,000
                                                ===============      =============


RECONCILIATION OF NET EARNINGS
  TO NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
  Net earnings                                  $    82,718,000      $  51,248,000
  Provision for income taxes                         55,146,000         32,765,000
  Depreciation and amortization                       4,249,000          2,407,000
  Net proceeds from sale of net interest
     margin certificates                            493,600,000                 --
  Net contract payments collected,less
     excess servicing rights recorded              (127,838,000)       (16,301,000)
  Amortization of deferred service income            (2,790,000)       (12,111,000)
  Amortization of present value discount            (15,460,000)       (25,643,000)
  Net increase in cash deposits                     (20,341,000)        (3,576,000)
  Purchase of contracts held for sale, net
     of sales and principal collections             131,031,000       (160,213,000)
  Floorplan loans disbursed, net of
     principal collections                          (13,057,000)                --
  Net discount on sale of loans                      17,682,000          6,629,000
  (Decrease) increase in interest payable               (75,000)           594,000
  Other                                             (20,712,000)        10,258,000
                                                ---------------      -------------

  NET CASH PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES                       $   584,153,000      $(113,943,000)
                                                ===============      =============

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

  Certain reclassifications have been made to the June 30, 1993 financial statements to conform to the classifications used in the June 30, 1994 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported. All share and per share amounts have been restated to reflect the two-for-one stock split in the form of a stock dividend the Company effected on June 30, 1994.

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of June 30, 1994, the results of its operations for the three and six-month periods ended June 30, 1994 and 1993, and its cash flows for the six-month periods ended June 30, 1994 and 1993.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:

                                     June 30,1994   December 31,1993
                                    --------------  -----------------
                                     (unaudited)
     Gross cash flows receivable
      on contracts sold             $ 593,986,000     $2,307,735,000

     Less:
      Prepayment reserve             (179,662,000)      (761,732,000)
      FHA insurance premiums
       and other fees                 (11,700,000)       (83,706,000)
      Deferred service income         (59,149,000)      (161,407,000)
      Discount to present value       (92,872,000)      (457,401,000)

     Subordinated certificates        167,021,000                 --
                                    -------------     --------------
                                    $ 417,624,000     $  843,489,000
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

  Results of Operations:

  The following tables show, for the periods indicated, the percentage change in income, expenses and earnings for the Company's three and six-month periods ended June 30, 1994 as compared to the same periods of 1993.

                                       Three-month           Six-month
                                    period-to-period     period-to-period
                                   increase (decrease)  increase (decrease)
                                        June 30,             June 30,
                                      1993 to 1994         1993 to 1994
                                   -------------------  -------------------
  Income:
     Net gains on contract
       sales                                     50.0%                63.8%
     Provision for losses on
       contract sales                            40.2                 59.0
     Interest                                     2.3                 18.8
     Service                                     23.8                 26.3
     Commissions and other                       41.4                 34.2
  Expenses:
     Interest                                   (25.1)                (5.4)
     Cost of servicing                            9.6                  9.3
     General and administrative                  38.9                 48.5
  Earnings before income taxes                   54.1                 64.1
  Net earnings                                   51.5                 61.4

  Net gains on contract sales increased 50.0% and 63.8% for the three and six-month periods ended June 30, 1994, respectively, over the same periods in 1993 as the dollar volume of contracts originated and sold rose. For the quarter ended June 30, 1994, total contract sales increased $466,278,000 or 84.8% and for the six-month period ended June 30, 1994, total contract sales increased $872,018,000 or 101.2%. Also contributing to the increase in net gains on contract sales during the quarter and six-month period ended June 30, 1994 was an increase in the percentage of conventional contracts versus GNMA certificates sold and an increase in the average contract term due to a shift in the Company's MH financing to more expensive multi-section homes and land-and-home contracts. The effect of these increases in net gains on contract sales was partially offset by decreased interest rate spreads on contracts sold.

  The increases in the provision for losses on contract sales of 40.2% and 59.0% for the three and six-month periods ended June 30, 1994, respectively, also reflect the higher dollar volume of contracts sold. These increases in the provision were offset in part by the change in the first and second quarter sales mix to a higher dollar volume of HI contracts sold and the improvement in the Company's loan performance.

  In March 1994, the Company sold through a public transaction approximately $508,000,000 of securitized net interest margin certificates. The certificates represent 78% of the estimated present value of the future excess servicing cash flows from certain pools of manufactured housing contracts sold by the Company between 1978 and 1993. The estimated present value of these future excess servicing cash flows were recorded on the Company's December 31, 1993 balance sheet as part of "Excess servicing rights receivable," "Contracts, GNMA certificates and collateral" and "Allowance for losses on contracts sold with recourse." The remaining 22%, which represents the subordinated certificates, is held by the Company and recorded as part of excess servicing rights receivable.

  The following table sets forth the Company's contract originations and sales for the three and six-month periods ended June 30, 1994 and 1993. Dollar amounts are in thousands.

                                   Three-month              Six-month
                                  period ended            period ended
                                    June 30,                 June 30,
                              1994          1993         1994        1993
                          ------------  ------------  ----------  ----------
   Originations:
     MH - Conventional      $  856,378      $544,256  $1,450,894  $  822,877
     MH - FHA/VA                21,584        84,071      51,840     133,319
     HI                        125,653        39,525     185,380      57,662
     SP                         22,876        14,217      40,950      22,902
                            ----------      --------  ----------  ----------
         Total              $1,026,491      $682,069  $1,729,064  $1,036,760
                            ==========      ========  ==========  ==========

   Sales:
     MH - Conventional      $  892,742      $450,603  $1,454,356  $  701,004
     MH - GNMA                   3,491        71,071      24,778     117,499
     HI                        120,136        28,417     254,233      42,846
                            ----------      --------  ----------  ----------
         Total              $1,016,369      $550,091  $1,733,367  $  861,349
                            ==========      ========  ==========  ==========

    The manufactured housing market experienced an increase in new home shipments during the first six months of 1994 compared to 1993. The Company has benefited from the increase in the industry's shipments and has increased its market share of contracts for new manufactured homes. The Company's dollar volume of manufactured housing contract originations rose 39.7% and 57.2% during the three and six-month periods ended June 30, 1994, respectively, over the same periods of 1993. This increase in dollar volume is due to the growth in the number of contracts originated by the Company, an increase in the average contract size due to a shift in the Company's MH financing to more expense multi-section homes and land-and-home contracts, and price increases by the MH manufacturers.

  The Company's home improvement contract originations rose 217.9% and 221.5% during the three and six-month periods ended June 30, 1994, respectively. The Company's home improvement division has significantly increased its number of established relationships with contractors, remodelers and dealers nationwide through expanded servicing and marketing capabilities. This has given the Company a growing network through which to market its HI financing, resulting in increased contract originations.

  Interest income is realized from contracts held for sale, cash deposits and short-term investments, and amortization of the present value discount established for the excess servicing rights receivable. Interest income grew 2.3% and 18.8% during the three and six-month periods ended June 30, 1994, respectively, compared to the same periods in 1993 due primarily to interest earned on the increased dollar amount of contracts held for sale during the first six months of 1994 compared to the same period in 1993. Interest income from the amortization of present value discount decreased during the quarter and six-month period ended June 30, 1994 compared to the same periods in 1993 due to the sale of the net interest margin certificates in March 1994.

  The increase in service income of 23.8% and 26.3% during the three and six-month periods ended June 30, 1994, respectively, resulted from the 34.0% growth in the Company's average originated servicing portfolio but was offset by the decline in servicing revenue on contracts originated by others. The average unpaid principal balance of contracts being serviced for others during the first six months of 1994 decreased 22.2% compared to the same period in 1993. The Company expects this decline in outside servicing to continue during 1994.

  Commissions and other income, which represents commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, increased 41.4% and 34.2% during the three and six-month periods ended June 30, 1994, respectively. This increase is primarily due to an increase in net written insurance premiums.

  Interest expense decreased 25.1% and 5.4% during the three and six-month periods ended June 30, 1994 as a result of the lower amount of average outstanding borrowings.

  Cost of servicing increased 9.6% and 9.3% during the quarter and six-month period ended June 30, 1994 while the Company's total average servicing portfolio during the first six months of 1994 grew

  30.9% compared to the same period last year. The Company's cost of servicing as a percentage of contracts serviced decreased during the first six months of 1994, compared to the same period in 1993.

  General and administrative expenses rose 38.9% and 48.5% during the three and six-month periods ended June 30, 1994, respectively, however, as a percentage of revenue, these expenses have remained consistent with the comparative periods in 1993. The dollar growth is due primarily to an increase in personnel and other origination costs related to the significant growth in the number of contracts the Company originated during the first six months of 1994.

  The Company is affected by consumer demand for manufactured housing, home improvements, special products and insurance products. Consumer demand, in turn, is partially influenced by regional trends, economic conditions and personal preferences. The Company can make no prediction about any particular geographic area in which it does business. These regional effects, however, are mitigated by the national geographic dispersion of the Company's servicing portfolio.

  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. Under certain securitized sales structures, bank letters of credit, surety bonds, cash deposits or other equivalent collateral are provided by the Company as credit enhancements. Certain senior/subordinated structures retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. In addition, the structure of each securitized sale depends, to a great extent, on conditions of fixed income markets at the time of sale, as well as cost considerations, availability and effectiveness of the various enhancement methods. During the second quarter of 1994, the Company used a senior/subordinated structure for each of its three conventional manufactured home loan sales. For each of the MH loan sales, the Company enhanced a portion of the subordinated piece with a corporate guarantee. This is the first quarter in which the Company has had more than one securitized conventional MH loan sale. The Company's production has reached a volume where multiple conventional MH loan sales in a quarter are more feasible economically and they serve to reduce interest rate risk by shortening the holding period of the contracts. The Company's public home improvement loan sale in the second quarter of 1994 was comprised of two trusts. The first employed a senior/subordinated structure with a corporate guarantee and the second was a single class pass-through with a corporate guarantee.

  During March 1994, the Company added another liquidity source as it completed its first public sale of a significant portion of its excess servicing rights receivable. Net proceeds to the Company from the sale were approximately $494,000,000 and were used to pay down notes payable, with the remainder invested in marketable short-term securities.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, decreased during the six-month period ended June 30, 1994 as a result of the sale of the net interest margin certificates, the proceeds of which are shown separately on the Company's statement of cash flows. For the six months ended June 30, 1994, servicing fees and net interest payments collected consist of servicing fees collected only from the net interest margin certificates, plus servicing fees and net interest payments on all existing HI and SP securitizations, the first and second quarter 1994 MH securitizations and all of the GNMA pools since the beginning of 1994. Going forward, servicing fees and net interest payments collected will also include servicing fees on all future securitizations and GNMA pools in which the Company does not sell a portion of the related excess servicing rights. Likewise, repossession losses net of recoveries for the six months ended June 30, 1994 consist of losses on existing HI and SP securitizations and the first and second quarter 1994 MH securitizations and GNMA pools, and losses on the first five MH securitizations (1987 through the first quarter of 1988), as such losses have been excluded from the net interest margin certificate sale.

  Net principal payments collected have been positive in each of the six-month periods ended June 30, 1994 and 1993 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

  Interest on contracts and GNMA certificates during the first six months of 1994 includes interest the Company received on the net interest margin certificates for the period they were held by the Company.

  Defeasance structures were used on the Company's securitized sales in the fourth quarter of 1990 through the second quarter of 1992. The cash flows used to make these defeasance payments were sold as part of the net interest margin certificate sale and the Company has no further obligation to make these defeasance payments. Going forward, defeasance payments will include only those payments made for future securitized sales which use a defeasance structure in which the Company does not sell the related excess servicing rights.

  The Company has a $60,000,000 bank warehousing credit agreement for the purpose of financing its manufactured home, home improvement and motorcycle contract production under which $60,000,000 was available, subject to the availability of appropriate collateral, at June 30, 1994. This agreement expires November 30, 1994. In addition, the Company currently has $950,000,000 in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At June 30, 1994, the

  Company had $950,000,000 available under these master repurchase agreements, subject to the availability of appropriate collateral. These agreements expire during 1994 and 1995. The Company believes, based on discussions with the lenders, that these agreements will be renewed.

  PART II - OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

              See Part II, Item 8, Note I (Litigation), of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which is updated as follows: On July 27, 1994, the Federal District Court granted final approval to the settlement of the Shareholder Class Action suit. No class members objected to the final settlement of the case.

  ITEM 2.     CHANGES IN SECURITIES

              None.

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

              None.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Green Tree's Annual Meeting of Shareholders was held May 18, 1994. At the meeting, the shareholders elected three directors of the Company, increased the Company's number of total authorized shares of stock to 165 million, 150 million of which is authorized for common stock, and ratified the selection of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending December 31, 1994.

  ITEM 5.     OTHER INFORMATION

              None.

  ITEM 6. (a) EXHIBITS

              3(a).  Restated Articles of Incorporation
                     of Green Tree Financial Corporation dated
                     May 27, 1992 and Articles of Amendment to
                     Restated Articles of Incorporation of Green
                     Tree Financial Corporation dated May 20, 1994.

              10(i). Amendment to the Master Repurchase
                     Agreement between Green Tree Finance
                     Corp.-Four and First Boston Mortgage
                     Capital Corp. dated March 31, 1994.

              11(a). Computation of Primary Earnings Per Share.

              11(b). Computation of Fully Diluted Earnings Per Share.

              12.    Computation of Ratio of Earnings to Fixed
                     Charges.

          (b) REPORTS ON FORM 8-K

              None.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     GREEN TREE FINANCIAL CORPORATION



  DATE: August 11, 1994              /s/John W. Brink
                                     ------------------------------
                                     John W. Brink
                                     Executive Vice President,
                                      Treasurer and Chief Financial
                                      Officer



  DATE: August 11, 1994              /s/Drew S. Backstrand
                                     ------------------------------
                                     Drew S. Backstrand
                                     Vice President and General
                                      Counsel

                                 EXHIBIT INDEX




Exhibit
Number          Exhibit                                          Page
- - ------          -------                                          ----

3(a).           Restated Articles of Incorporation
                of Green Tree Financial Corporation
                dated May 27, 1992 and Articles of
                Amendment to Restated Articles of
                Incorporation of Green Tree Financial
                Corporation dated May 20, 1994                    19

10(i).          Amendment to the Master Repurchase
                Agreement between Green Tree Finance
                Corp.-Four and First Boston Mortgage
                Capital Corp. dated March 31, 1994                34

11(a).          Computation of Primary Earnings Per Share         36

11(b).          Computation of Fully Diluted Earnings Per
                Share                                             37

12.             Computation of Ratio of Earnings to
                Fixed Charges                                     38

                                                                   Exhibit 3(a).

                                   RESTATED
                           ARTICLES OF INCORPORATION
                                      OF
                       GREEN TREE FINANCIAL CORPORATION


                                ARTICLE 1.  NAME
                                ----------  ----

          The name of the Corporation is "Green Tree Financial Corporation."

                         ARTICLE 2.  REGISTERED OFFICE
                         ----------  -----------------

          The address of the registered office of the Corporation in Minnesota is 1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639.

                         ARTICLE 3.  AUTHORIZED SHARES
                         ----------  -----------------

          The aggregate number of shares which this Corporation shall have authority to issue is 65,000,000 shares, divided into 50,000,000 common shares with a par value of $0.01 per share, which shall be known as "Common Stock" and 15,000,000 preferred shares with a par value of $0.01 per share, which shall be known as "Preferred Stock".

          A. Common Stock. The holders of the Common Stock shall be entitled to receive, when and as declared by the Board of Directors, out of earnings or surplus legally available therefore, dividends payable either in cash, in property, or in shares of the capital stock of the Corporation. Each holder of record of the Common Stock shall have one vote for each share of Common Stock standing in such holder's name on the books of the Corporation and entitled to vote. The Common Stock shall have no special powers, preferences, or rights, or qualifications, limitations, or restrictions thereof.

          B. Preferred Stock. Shares of Preferred Stock may be issued from time to time in one or more series as the Board of Directors may determine, as hereinafter provided. The Board of Directors is hereby authorized, by resolution or resolutions, to provide from time to time, out of the unissued shares of Preferred Stock not then allocated to any series of Preferred Stock, for series of the Preferred Stock. Before any shares of any such series of Preferred Stock are issued, the Board of Directors shall fix and determine, and is hereby expressly empowered to fix and determine, by resolution or resolutions, the designations, powers, preferences, and relative participating, optional, and other special rights, and the qualifications, limitations, and restrictions thereof, of the shares of such series including, without limiting the generality of the foregoing, any of the following provisions with respect to which the Board of Directors shall determine to make affirmative provision:

       1. The designation and name of such series and the number of shares that shall constitute such series;

       2. The annual dividend rate or rates payable on shares of such series, the date or dates from which such dividends shall commence to accrue, and the dividend payment dates for such dividends;

       3. Whether dividends on such series are to be cumulative or noncumulative, and the participating or other special rights, if any, with respect to the payment of dividends;

       4. Whether such series shall be subject to redemption and, if so, the manner of redemption, the redemption price or prices and the terms and conditions on which shares of such series may be redeemed;

       5. Whether such series shall have a sinking fund or other retirement provisions for the redemption or purchase of shares of such series, and, if so, the terms and amount of such sinking fund or other retirement provisions and the extent to which the charges therefore are to have priority over the payment of dividends on or the making of sinking fund or other like retirement provisions for shares of any other series or over the payment of dividends on the Common Stock;

       6. The amounts payable on shares of such series on voluntary or involuntary dissolution, liquidation, or winding up of the affairs of the Corporation and the extent to which such payment shall have priority over the payment of any amount on voluntary or involuntary dissolution, liquidation, or winding up of affairs of the Corporation on shares of any other series or on the Common Stock;

       7. The terms and conditions, if any, on which shares of such series may be converted into, or exchanged for, shares of any other series or of Common Stock;

       8. The extent of the voting powers, if any, of the shares of such series;

       9. The stated value, if any, for the shares of such series, the consideration for which shares of such series may be issued and the amount of such consideration that shall be credited to the capital account; and

       10. Any other preferences and relative, participating, optional, or other special rights, and qualifications, limitations, or restrictions thereof, of the shares of such series.

          The Board of Directors is expressly authorized to vary the provisions relating to the foregoing matters between the various series of Preferred Stock.

          All shares of Preferred Stock of any one series shall be identical in all respects with all other shares of such series, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be payable, and if cumulative, shall cumulate.

          Shares of any series of Preferred Stock that shall be issued and thereafter acquired by the Corporation through purchase, redemption (whether through the operation of a sinking fund or otherwise), conversion, exchange, or otherwise, shall, upon appropriate filing and recording to the extent required by law, have the status of authorized and unissued shares of Preferred Stock and may be reissued as part of such series or as part of any other series of Preferred Stock. Unless otherwise provided in the resolution or resolutions of the Board of Directors providing for the issuance thereof, the number of authorized shares of stock of any series of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by resolution or resolutions of the Board of Directors and appropriate filing and recording to the extent required by law. In case the number of shares of any such series of Preferred Stock shall be decreased, the shares representing such decrease shall, unless otherwise provided in the resolution or resolutions of the Board of Directors providing for the issuance thereof, resume the status of authorized but unissued shares of Preferred Stock, undesignated as to series.

                       ARTICLE 4.  NO CUMULATIVE VOTING
                       ----------  --------------------

          There shall be no cumulative voting by the shareholders of the Corporation.

                       ARTICLE 5.  NO PREEMPTIVE RIGHTS
                       ----------  --------------------

          The shareholders of the Corporation shall not have preemptive rights to subscribe for or acquire securities or rights to purchase securities of any kind, class or series of the Corporation.

                    ARTICLE 6.  WRITTEN ACTION BY DIRECTORS
                    ----------  ---------------------------

          Any action required or permitted to be taken at a meeting of the Board of Directors may be taken by written action signed by the number of Directors that would be required to take the same action at a meeting of the Board at which all Directors were present.

                  ARTICLE 7.  SHAREHOLDER VOTING REQUIREMENTS
                  ----------  -------------------------------

          Except as provided elsewhere in these Restated Articles of Incorporation, any agreement for consolidation or merger with one or more foreign or domestic corporations, amendment of these Restated Articles of Incorporation or dissolution of this Corporation may be authorized by the affirmative vote of the holders of a majority of the voting power of all shares entitled to vote.

                   ARTICLE 8.  CERTAIN BUSINESS COMBINATIONS
                   ----------  -----------------------------

          A. In addition to any affirmative vote required by law or these Restated Articles of Incorporation, and except as otherwise expressly provided in paragraph B of this Article 8,

          1. any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (a) an Interested Shareholder (as hereinafter defined) or (b) any other corporation (whether or not itself an Interested Shareholder) which is, or after such merger or consolidation would be, an Affiliate or Associate (as such terms are hereinafter defined) of an Interested Shareholder, or

          2. any sale, lease, exchange, mortgage, pledge, grant of a security interest, transfer, or other disposition (in one transaction or a series of transactions), other than in the ordinary course of business, to or with
     (a) an Interested Shareholder or (b) any other person (whether or not itself an Interested Shareholder) which is, or after such sale, lease, exchange, mortgage, pledge, grant of a security interest, transfer, or other disposition would be, an Affiliate or Associate of an Interested Shareholder, directly or indirectly, of all or any Substantial Part (as hereinafter defined) of the assets of the Corporation (including, without limitation, any voting securities of a Subsidiary) or any Subsidiary, or both, or

          3. the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities (except pursuant to stock dividends, stock splits, or similar transactions which would not have the effect of increasing the proportionate voting power of an Interested Shareholder) of the Corporation or any Subsidiary, or both, to (a) an Interested Shareholder or (b) any other person (whether or not itself an Interested Shareholder) which is, or after such issuance or transfer would be, an Affiliate or Associate of an Interested Shareholder, or
          4. the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Shareholder or any Affiliate or Associate of an Interested Shareholder, or

          5. any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Shareholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary directly or indirectly beneficially owned by (a) an Interested Shareholder or (b) any other person (whether or not itself an Interested Shareholder) which is, or after such reclassification, recapitalization, merger, or consolidation, or other transaction would be, an Affiliate or Associate of an Interested Shareholder,

  shall not be consummated unless such consummation shall have been approved by the affirmative vote of the holders of at least 80% of the combined voting power of the then outstanding shares of Voting Stock (as hereinafter defined), voting together as a single class. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law, in these Restated Articles of Incorporation, in any agreement with any national securities exchange, or otherwise.

          B. The provisions of paragraph (A) of this Article 8 shall not be applicable to any particular Business Combination (as hereinafter defined) and such Business Combination shall require only such affirmative vote as is required by law and any other provision of these Restated Articles of Incorporation, if the Business Combination shall have been approved by a majority of the Continuing Directors (as hereinafter defined) or all of the following conditions shall have been met:

          1. The transaction constituting the Business Combination shall provide for a consideration to be received by all holders of Common Stock in exchange for all their shares of Common Stock and the aggregate amount of the cash and the Fair Market Value (as hereinafter defined) as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the higher of the following:

             (a) (if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid in order to acquire any shares of Common Stock beneficially owned by an Interested Shareholder (i) within the two-year period immediately prior to the Announcement Date (as hereinafter defined),
          (ii) within the two-year period immediately prior to the Determination Date (as hereinafter defined), or (iii) in the transaction in which it became an Interested Shareholder, whichever is highest; or

             (b) the Fair Market Value per share of Common Stock on the Announcement Date or on the Determination Date, whichever is higher;

          2. If the transaction constituting the Business Combination shall provide for a consideration to be received by holders of any class or series of outstanding Voting Stock other than Common Stock, the aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of such class or series of Voting Stock shall be at least equal to the highest of the following (it being intended that the requirements of this subparagraph 2 shall be required to be met with respect to every class and series of outstanding Voting Stock, whether or not an Interested Shareholder has previously acquired any shares of a particular class of Voting Stock):

           (a) (if applicable) the highest per share price (including any brokerage commissions, transfer taxes, and soliciting dealers' fees) paid in order to acquire any shares of such class or series of Voting Stock beneficially owned by an Interested Shareholder (i) within the two-year period immediately prior to the Announcement Date, (ii) within the two-year period immediately prior to the Determination Date, or
         (iii) in the transaction in which it became an Interested Shareholder, whichever is highest; or

           (b) the Fair Market Value per share of such class or series of Voting Stock on the Announcement Date or the Determination Date, whichever is higher; or

           (c) (if applicable) the highest preferential amount per share to which the holders of shares of such class or series of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation;

       3. The consideration to be received by holders of a particular class or series of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as was previously paid in order to acquire shares of such class or series of Voting Stock which are beneficially owned by an Interested Shareholder and, if an Interested Shareholder beneficially owns shares of any class or series of Voting Stock which were acquired with varying forms of consideration, the form of consideration for such class or series of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class or series of Voting Stock beneficially owned by it. The price determined in accordance with subparagraphs 1 and 2 of this paragraph shall be subject to appropriate adjustment in the event of any recapitalization, stock dividend, stock split, combination of shares, or similar event;

       4. After an Interested Shareholder has become an Interested Shareholder and prior to the consummation of such Business Combination:

           (a) except as approved by a majority of the Continuing Directors, there shall have been no failure to declare and pay at the regular date therefor the full amount of any dividends (whether or not cumulative) payable on any outstanding preferred stock;

           (b) there shall have been (i) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock) other than as approved by a majority of the Continuing Directors and (ii) an increase in such annual rate of dividends as necessary to prevent any such reduction in the event of any reclassification (including any reverse stock split), recapitalization, reorganization, or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate is approved by a majority of the Continuing Directors; and

           (c) such Interested Shareholder shall not have become the beneficial owner of any additional shares of Voting Stock except as part of the transaction in which it became an Interested Shareholder;

       5. After an Interested Shareholder has become an Interested Shareholder, such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges, or other financial assistance or any tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise; and

       6. A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to the shareholders of the Corporation, no later than the earlier of (a) 30 days prior to any vote on the proposed Business Combination or (b) if no vote on such Business Combination is required, 60 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions). Such proxy statement shall contain at the front thereof, in a prominent place, any recommendations as to the advisability (or inadvisability) of the Business Combination which the Continuing Directors, or any of them, may have furnished in writing and, if deemed advisable by a majority of the Continuing Directors, an opinion of a reputable investment banking firm as to the fairness (or lack of fairness) of the terms of such Business Combination, from the point of view of the holders of Voting Stock other than an Interested Shareholder (such investment banking firm to be selected by a majority of the Continuing Directors, to be furnished with all information it reasonable requests and to be paid a reasonable fee for its services upon receipt by the Corporation of such opinion).

       C.  For the purposes of this Article 8:

       1. "Business Combination" shall mean any transaction which is referred to in any one or more of subparagraphs 1 through 5 of paragraph (A) of this
     Article 8.

       2. "Voting Stock" shall mean stock of all classes and series of the Corporation entitled to vote generally in the election of directors.

       3. "Person" shall mean any individual, firm, trust, partnership, association, corporation, or other entity.

       4. "Interested Shareholder" shall mean any person (other than the Corporation or any Subsidiary) who or which:

           (a) is the beneficial owner, directly or indirectly, of more than 10% of the combined voting power of the then outstanding Voting Stock; or

           (b) is an Affiliate or Associate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of more than 10% of the combined voting power of the then outstanding Voting Stock; or

           (c) is an assignee of or has otherwise succeeded to the beneficial ownership of any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by an Interested

         Shareholder, unless such assignment or succession shall have occurred pursuant to a Public Transaction (as hereinafter defined) or any series of Public Transactions.

          For the purposes of determining whether a person is an Interested Shareholder, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of subparagraph 6 below but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

       5. "Public Transaction" shall mean any (a) purchase of shares offered pursuant to an effective registration statement under the Securities Act of 1933 or (b) open-market purchase of shares on a national securities exchange or in the over-the-counter market if, in either such case, the price and other terms of sale are not negotiated by the purchaser and the seller of the beneficial interest in the shares.

          6.  A person shall be a "beneficial owner" of any Voting Stock:

           (a) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; or

           (b) which such person or any of its Affiliates or Associates has (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, exchange rights, warrants, or options, or otherwise or (ii) the right to vote or to direct the voting thereof pursuant to any agreement, arrangement or understanding; or

           (c) which is beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement, or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

       7. "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1985.

       8. "Subsidiary" shall mean any corporation of which a majority of any class of equity security (as defined in Rule 3a11-1 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1985) is owned, directly or indirectly, by the Corporation; provided, however, that, for purposes of the definition of Interested Shareholder set forth in subparagraph 4, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

       9. "Continuing Director" shall mean (A) any member of the Board of Directors of the Corporation who (1) is not an Affiliate or Associate of, and not a nominee of, an Interested Shareholder, and (2) was a member of the board prior to the time that any Interested Shareholder became an Interested Shareholder, and (B) any successor of any such member who is not an Affiliate or an Associate of, and not a nominee of, such Interested Shareholder and is recommended to succeed any such member by a majority of all such members then on the Board of Directors.

       10. "Announcement Date" shall mean the date of the first public announcement of the proposed Business Combination.

       11. "Determination Date" shall mean the date on which an Interested Shareholder became an Interested Shareholder.

       12. "Fair Market Value" shall mean: (a) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation or last reported sale price, whichever is applicable, with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Continuing Directors in good faith; and (b) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by a majority of the Continuing Directors in good faith.

       13. "Substantial Part" shall mean more than 30 percent of the fair market value of the total assets of the Corporation as of the end of its most recent fiscal year ending prior to the time the determination is being made.

          D. A majority of the Continuing Directors shall have the power and duty to determine for the purposes of this Article 8, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article 8, including, without limitation, (1) whether a person is an Interested Shareholder, (2) the number of shares of Voting Stock beneficially owned by any person, (3) whether a person is an Affiliate or Associate of another, (4) whether the assets which are the subject of any Business Combination constitute a Substantial Part of the assets of the Corporation or the Subsidiary, or both, (5) whether the requirements of paragraph (B) of this Article 8 have been met, and (6) such other matters with respect to which a determination is required under this
  Article 8. The good faith determination of a majority of the Continuing Directors on such matters shall be conclusive and binding for all purposes of this Article 8.

          E. Nothing contained in this Article 8 shall be construed to relieve an Interested Shareholder from any fiduciary obligation imposed by law.

          F. Notwithstanding any other provisions of these Restated Articles of Incorporation or the Bylaws of the Corporation or the fact that a lesser percentage may be specified by law, these Restated Articles of Incorporation or the Bylaws of the Corporation, the affirmative vote of the holders of at least 80% of the combined voting power of the then outstanding Voting Stock, voting as a single class, shall be required to amend, alter, adopt any provision inconsistent with or repeal this Article 8.


               ARTICLE 9.  PURCHASES OF STOCK OF THE CORPORATION
               ----------  -------------------------------------

          A. Except as otherwise expressly provided in this Article 9, the Corporation may not purchase any shares of Common Stock at a per-share price in excess of the Fair Market Price (as hereinafter defined) as of the time of such purchase from a person known by the Corporation to be a Substantial Shareholder (as hereinafter defined), unless such purchase has been approved by the affirmative vote of the holders of at least two-thirds of the shares of Common Stock voted thereon held by Disinterested Shareholders (as hereinafter defined). Such affirmative vote shall be required notwithstanding the fact that no vote may be required or that a lesser percentage may be specified by law, in these Restated Articles of Incorporation or in any agreement with any national securities exchange or otherwise.

          B. The provisions of this Article 9 shall not apply to (1) any purchase pursuant to an offer to purchase which is made on the same terms and conditions to the holders of all of the outstanding shares of Common Stock,
  (2) any open market purchase that constitutes a Public Transaction (as hereinafter defined), or (3) any purchases pursuant to the Agreement dated May 16, 1985 between the Corporation, Midwest Federal Savings and Loan Association of Minneapolis and GT Holdings, Inc.

          C.  For the purposes of this Article 9:

       1. The terms "Person", "Public Transaction", "beneficial owner", "Affiliate", and "Associate" shall have the meanings given to them in
     Article 8 of these Restated Articles of Incorporation.

       2. "Substantial Shareholder" shall mean any person (other than any employee benefit plan or trust of the Corporation or any similar entity) who or which is the beneficial owner of shares of Common Stock constituting more than 10% of the combined voting power of the then outstanding Common Stock, and who or which acquired beneficial ownership of any such shares within the two-year period immediately prior to the date on which the Corporation purchases any such shares.

     For the purposes of determining whether a person is a Substantial Shareholder, the number of shares of Common Stock deemed to be outstanding shall include shares deemed owned through application of subparagraph 5 below but shall not include any other shares of Common Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

       3. "Disinterested Shareholders" shall mean those holders of Common Stock who are not Substantial Shareholders.

       4. "Fair Market Price" shall mean the highest closing sale price on the Composite Tape for New York Stock Exchange-Listed Stocks during the 30-day period immediately preceding the date in question of a share of Common Stock or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation or last reported sale price, whichever is applicable, with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or, if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Board of Directors in good faith.

     5.  A person shall be a "beneficial owner" of any Voting Stock:

           (a) which such person or any of its Affiliates of Associates beneficially owns, directly or indirectly; or

           (b) which such person or any of its Affiliates of Associates has (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, exchange rights, warrants, or options, or otherwise or (ii) the right to vote or to direct the voting thereof pursuant to any agreement, arrangement or understanding; or

           (c) which is beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement, or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

          D. A majority of the Board of Directors shall have the power and duty to determine for the purposes of this Article 9, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article 9, including without limitation (1) whether a person is a Substantial Shareholder, (2) the number of shares of Common Stock beneficially owned by any person, (3) whether a person is an Affiliate or Associate of another, (4) whether a price is in excess of the Fair Market Price, (5) whether a purchase constitutes a Public Transaction and (6) such other matters with respect to which a determination is required under this
  Article 9. The good faith determination of a majority of the Board of Directors on such matters shall be conclusive and binding for all purposes of this Article 9.

          E. Nothing contained in this Article 9 shall be construed to relieve a Substantial Shareholder from any fiduciary obligation imposed by law.

          F. Notwithstanding any other provisions of these Restated Articles of Incorporation or the Bylaws of the Corporation or the fact that a lesser percentage may be specified by law, these Restated Articles of Incorporation or the Bylaws of the Corporation, the affirmative vote of the holders of at least 80% of the combined voting powers of the then outstanding voting stock, voting as a single class, shall be required to amend, alter, adopt any provision inconsistent with, or repeal this Article 9.


                              ARTICLE 10.  BYLAWS
                              -----------  ------

          The Board of Directors shall have the power, to the extent permitted by law, to adopt, amend or repeal the Bylaws of this Corporation, subject to the power of the shareholders to adopt, amend, or repeal such bylaws. Bylaws fixing the number of directors or their classifications, qualifications, or terms of office, or prescribing procedures for removing directors or filling vacancies in the Board may be adopted, amended or repealed only by (i) the Board of Directors, to the extent permitted by law, or (ii) the affirmative vote of the holders of 80% of the combined voting power of the then outstanding voting stock of this Corporation, voting as a single class, or such lesser percentage of the outstanding voting stock as may from time to time be provided in such Bylaws.

          Notwithstanding any other provisions of these Restated Articles of Incorporation or the Bylaws of the Corporation or the fact that a lesser percentage may be specified by law, these Restated Articles of Incorporation or the Bylaws of the Corporation, the affirmative vote of the holders of at least 80% of the combined voting power of the then outstanding voting stock, voting as a single class, shall be required to amend, alter, adopt any provision inconsistent with or repeal this Article 10.


                ARTICLE 11.  LIMITATION OF DIRECTORS' LIABILITY
                -----------  ----------------------------------

          A Director of this Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a Director, except for liability (i) for any breach of the Director's duty of loyalty to the Corporation or its shareholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law; (iii) under Sections 302A.559 or 80A.23 of the Minnesota Statutes; (iv) for any transaction from which the Director derived an improper personal benefit; or (v) for any act or omission occurring prior to the date when this Article 11 became effective.

          Any repeal or modification of the foregoing provisions of this Article 11 by the shareholders of the Corporation shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification.


                                    * * * *

          The resolution adopted by the Board of Directors on October 9, 1985 establishing the Series A Junior Participating Preferred Stock, in connection with the Company's Shareholder Right Plan, also continue in effect as part of the Restated Articles.

                           ARTICLES OF AMENDMENT TO
                      RESTATED ARTICLES OF INCORPORATION
                                      OF
                       GREEN TREE FINANCIAL CORPORATION


          The undersigned, Robert D. Potts and Richard G. Evans, the President and Chief Operating Officer and the Secretary, respectively, of Green Tree Financial Corporation (the "Corporation"), a corporation organized under and subject to the provisions of the Minnesota Business Corporation Act, Minnesota Statutes Chapter 302A, do hereby certify that the following Resolution was duly approved at a meeting of the shareholders of the Corporation which was held on May 18, 1994, and that such Resolution has not been subsequently modified or rescinded:

          RESOLVED, that the Restated Articles of Incorporation of the Corporation shall be amended by restating the first paragraph of "Article 3. Authorized Shares" as follows:

         The aggregate number of shares which this Corporation shall have authority to issue is 165,000,000 shares, divided into 150,000,000 common shares with a par value of $0.01 per share, which shall be known as "Common Stock" and 15,000,000 preferred shares with a par value of $0.01 per share, which shall be known as "Preferred Stock".

  The Amendment to Restated Articles of Incorporation stated above has been adopted pursuant to Chapter 302A of the Minnesota Statutes. The remainder of the existing Article 3 in the Restated Articles of Incorporation of Green Tree Financial Corporation is unchanged.

          IN WITNESS WHEREOF, we have subscribed our names as President and Chief Operating Officer and Secretary, respectively, of Green Tree Financial Corporation, this 20th day of May, 1994.


                                    By:  ___________________________
                                         Robert D. Potts
                                         President and Chief
                                         Operating Officer


                                    By:  ___________________________
                                         Richard G. Evans
                                         Secretary

                                                                  Exhibit 10(i).
                        GREEN TREE FINANCE CORP.--FOUR

                                March 31, 1994



  CS First Boston Mortgage Capital Corp.
  Park Avenue Plaza
  New York, New York  10055

  Dear Sirs:

       This Letter Agreement confirms our agreement to extend the Master Repurchase Agreement (the "Repurchase Agreement") dated as of May 17, 1991 entered into between CS First Boston Mortgage Capital Corp. ("FBMCC") and Green Tree Finance Corp.--Four ("GTFC"), as amended by a letter agreement dated May 4, 1992. Reference is made to the Repurchase Agreement, the Servicing Agreement for Manufactured Housing Contracts, the Servicing Agreement for FHA Title I Home Improvement Loans, the Custodial Agreement for Manufactured Housing Contracts and the Custodial Agreement for FHA Title I Home Improvement Loans, each dated as of May 17, 1991, and all other Agreements (collectively, the "Agreements") entered into concurrently therewith which evidence the intent of GTFC and FBMCC to enter into certain repurchase transactions.

       1. We agree to extend the Repurchase Agreement to March 31, 1995 and to amend Section 10 of the Supplemental Terms to the Repurchase Agreement to read in its entirety as follows:

            "10. Term of Agreement. The last sentence of Section 15 of the Repurchase Agreement is hereby deleted. Subject to earlier termination as set forth below, the Agreement shall remain in effect for a period of one year and this Agreement and all Transactions outstanding hereunder shall terminate automatically without any requirement for notice on March 30, 1995; provided, however, that the Agreement and any Transaction outstanding hereunder may be extended by mutual agreement in writing of FBMCC, GTFC and Green Tree from time to time no later than the March 31, June 30, September 30 and December 31 occurring in each calendar year, and each such extension shall extend the term of this Agreement and any Transaction outstanding hereunder to the March 30, June 29, September 29 or December 30, as applicable, of the following calendar year; and provided further, however, that no such party shall be obligated to agree to such an extension. It is further understood and agreed that if, notwithstanding the foregoing, any Transaction shall remain outstanding subsequent to the termination of this Agreement, this Agreement shall nevertheless survive to govern the termination of such outstanding Transaction."

       2. We agree to amend Section 12(c) of the Supplemental Terms to the Repurchase Agreement to read in its entirety as follows:

           "(c) The aggregate outstanding Repurchase Price for the Purchased Securities subject to the Agreement at any one time shall not exceed $200,000,000; and"

       3. Green Tree Financial Corporation hereby agrees that its Limited Guaranty, dated May 17, 1991, shall be deemed amended from time to time to acknowledge the amendments to the Repurchase Agreement effected by this Letter Agreement and to acknowledge subsequent extensions of the Repurchase Agreement as contemplated by this Letter Agreement.

           Except as amended hereby, the Repurchase Agreement shall remain in full force and effect and the parties hereto hereby restate and reaffirm all of the terms and provisions of the Repurchase Agreement. Capitalized terms used herein and not described herein will have the meanings described in the Agreements. GTFC hereby agrees that all representations and warranties made in the Agreements are true and correct as of the date hereof.

       IN WITNESS WHEREOF, the parties hereto, by their duly authorized officers, have executed this Amendment as of the date and year first above written.

                                    Sincerely,

                                    GREEN TREE FINANCE CORP.-FOUR


                                    By: _______________________
                                        John W. Brink
                                        Vice President

                                    GREEN TREE FINANCIAL CORPORATION


                                    By: _______________________
                                        John W. Brink
                                        Executive Vice President,
                                        Treasurer and Chief Financial
                                        Officer

  AGREED AND ACCEPTED
  as of the date first above written

  CS FIRST BOSTON MORTGAGE
  CAPITAL CORP.

  By:  _______________________
  Name:   _______________________
  Title:  _______________________

                                                                  Exhibit 11.(a)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                   COMPUTATION OF PRIMARY EARNINGS PER SHARE
                   -----------------------------------------
                                  (unaudited)

                                 Six Months Ended June 30
                                 ------------------------
                                    1994         1993
                                 -----------  -----------

Net earnings                     $82,718,000  $51,248,000
                                 ===========  ===========

Weighted average number of
 common and common equivalent
 shares outstanding:
 Weighted average common
  shares outstanding              67,317,267   60,992,166
 Dilutive effect of stock
  options after application
  of treasury-stock method         1,930,138    1,624,608
                                 -----------  -----------
                                  69,247,405   62,616,774
                                 ===========  ===========

Earnings per share               $      1.19  $       .82
                                 ===========  ===========



                                Three Months Ended June 30
                                --------------------------
                                    1994         1993
                                 -----------  -----------

Net earnings                     $44,226,000  $29,187,000
                                 ===========  ===========

Weighted average number of
 common and common equivalent
 shares outstanding:
 Weighted average common
  shares outstanding              67,434,077   61,089,024
 Dilutive effect of stock
  options after application
  of treasury-stock method         1,925,394    1,746,626
                                 -----------  -----------
                                  69,359,471   62,835,650
                                 ===========  ===========

Earnings per share               $       .64  $       .46
                                 ===========  ===========

                                                                Exhibit 11.(b)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                                  (unaudited)

                                 Six Months Ended June 30
                                 ------------------------
                                    1994         1993
                                 -----------  -----------

Net earnings                     $82,718,000  $51,248,000
                                 ===========  ===========

Weighted average number of
 common and common equivalent
 shares outstanding:
 Weighted average common
  shares outstanding              67,317,267   60,992,166
 Dilutive effect of stock
  options after application
  of treasury-stock method         1,930,138    1,804,868
                                 -----------  -----------
                                  69,247,405   62,797,034
                                 ===========  ===========

Earnings per share               $      1.19  $       .82
                                 ===========  ===========



                                 Three Months Ended June 30
                                 --------------------------
                                    1994           1993
                                 -----------    -----------

Net earnings                     $44,226,000    $29,187,000
                                 ===========    ===========

Weighted average number of
 common and common equivalent
 shares outstanding:
 Weighted average common
  shares outstanding              67,434,077     61,089,024
 Dilutive effect of stock
  options after application
  of treasury-stock method         1,957,967      1,914,138
                                 -----------    -----------
                                  69,392,044     63,003,162
                                 ===========    ===========

Earnings per share               $       .64    $       .46
                                 ===========    ===========

                                                                   Exhibit 12.


               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                       Six months
                                         ended
                                     June 30, 1994
                                     --------------
                                      (unaudited)
  Earnings:
     Earnings before income taxes     $137,864,000

  Fixed charges:
     Interest                           22,543,000
     One-third rent                        844,000
                                      ------------
                                        23,387,000
                                      ------------
                                      $161,251,000
                                      ============

  Fixed charges:
     Interest                         $ 22,543,000
     One-third rent                        844,000
                                      ------------
                                      $ 23,387,000
                                      ============

 Ratio of earnings to
     fixed charges (1)                        6.89
                                              ====

  (1) For purposes of computing the ratio, earnings consist of earnings before income taxes plus fixed charges.