Form 10-Q
period 1994-09-30
GREEN TREE FINANCIAL CORP
filed 1994-11-03
CIK 890175

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   SEPTEMBER 30, 1994
                                               ------------------

                                       OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to  _____________

                      Commission file number   0-11652
                                              --------

                        GREEN TREE FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MINNESOTA                              41-1263905
- ----------------------------        ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA   55102-1639
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

                     YES       X           NO
                         -------------        -------------

AS OF SEPTEMBER 30, 1994, 67,646,692 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1994

                                     INDEX


  PART  I  -   FINANCIAL INFORMATION                          PAGE
       Item 1.     Financial Statements                        3

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                  9

  PART II  -   OTHER INFORMATION

       Item 1.     Legal Proceedings                          16

       Item 2.     Changes in Securities                      16

       Item 3.     Defaults Upon Senior Securities            16

       Item 4.     Submission of Matters to a Vote of
                   Security Holders                           16

       Item 5.     Other Information                          16

       Item 6.     Exhibits and Reports on Form 8-K           16


  SIGNATURES                                                  17

  EXHIBIT INDEX                                               18

  Exhibit 11. (a)  Computation of Primary Earnings Per
                   Share                                      19

  Exhibit 11. (b)  Computation of Fully Diluted Earnings
                   Per Share                                  20

  Exhibit 12.      Computation of Ratio of Earnings to
                   Fixed Charges                              21

  Exhibit 27.      Financial Data Schedule                    22

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                           September 30, 1994  December 31, 1993
                                           ------------------  -----------------
                                              (unaudited)
  Assets:
     Cash and cash equivalents               $  595,087,000     $  170,674,000
     Cash deposits, restricted                  144,652,000        124,817,000
     Other investments                           21,030,000         19,016,000
     Receivables:
       Excess servicing rights                  432,289,000        843,489,000
       Other accounts receivable                 59,091,000         58,604,000
     Contracts, GNMA certificates
       and collateral                           432,337,000        495,225,000
     Property, furniture and
       fixtures                                  32,262,000         23,275,000
     Other assets                                 4,515,000          4,402,000
                                             --------------     --------------
          Total assets                       $1,721,263,000     $1,739,502,000
                                             ==============     ==============


  Liabilities and Stockholders' Equity:
     Notes payable                           $           --     $  206,911,000
     Senior notes                                26,650,000         26,650,000
     Senior subordinated notes
       due 2002                                 262,716,000        262,435,000
     Senior subordinated
       debentures due 1995                       19,634,000         19,008,000
     Allowance for losses on
       contracts sold with
       recourse                                  68,221,000        222,135,000
     Accounts payable and
       accrued liabilities                      215,780,000        103,598,000
     Investor payable                           170,566,000        139,655,000
     Income taxes, principally
       deferred                                 274,080,000        209,681,000
                                             --------------     --------------
          Total liabilities                   1,037,647,000      1,190,073,000

     Common stock, $.01 par;
       authorized 150,000,000
       shares,issued and
       outstanding 67,646,692
       shares (1994) and
       67,034,784 shares (1993)                     676,000            670,000
     Additional paid-in capital                 297,400,000        286,396,000
     Retained earnings                          385,540,000        262,363,000
                                             --------------     --------------
          Total stockholders'
            equity                              683,616,000        549,429,000
                                             --------------     --------------
                                             $1,721,263,000     $1,739,502,000
                                             ==============     ==============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                  Three Months Ended September 30
                                  -------------------------------
                                      1994              1993
                                  -------------     -------------

Income:
 Net gains on contract sales      $121,755,000       $ 86,233,000
 Provision for losses on
  contract sales                   (38,954,000)       (32,361,000)
 Interest                           26,514,000         31,650,000
 Service                            10,588,000          8,006,000
 Commissions and other               6,146,000          5,397,000
                                  ------------       ------------
                                   126,049,000         98,925,000

Expenses:
 Interest                            9,331,000         13,841,000
 Cost of servicing                   6,915,000          6,164,000
 General and administrative         23,027,000         17,154,000
                                  ------------       ------------
                                    39,273,000         37,159,000
                                  ------------       ------------

Earnings before income taxes        86,776,000         61,766,000

Income taxes                        34,710,000         29,446,000
                                  ------------       ------------

Net earnings                      $ 52,066,000       $ 32,320,000
                                  ============       ============

Earnings per common and common
  equivalent share                        $.75               $.51
                                          ====               ====

Weighted average common and
  common equivalent shares
  outstanding                       69,457,991         63,294,440

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                    Nine Months Ended September 30
                                    ------------------------------
                                        1994              1993
                                    -------------     ------------

  Income:
     Net gains on contract sales     $310,516,000     $201,478,000
     Provision for losses on
       contract sales                 (97,061,000)     (68,913,000)
     Interest                          81,178,000       77,674,000
     Service                           29,194,000       22,738,000
     Commissions and other             19,309,000       15,206,000
                                     ------------     ------------
                                      343,136,000      248,183,000

  Expenses:
     Interest                          31,874,000       37,667,000
     Cost of servicing                 20,400,000       18,499,000
     General and administrative        66,222,000       46,238,000
                                     ------------     ------------
                                      118,496,000      102,404,000
                                     ------------     ------------

  Earnings before income taxes        224,640,000      145,779,000

  Income taxes                         89,856,000       62,211,000
                                     ------------     ------------

  Net earnings                       $134,784,000     $ 83,568,000
                                     ============     ============

  Earnings per common and common
     equivalent share                       $1.94            $1.33
                                            =====            =====

  Weighted average common and
     common equivalent shares
     outstanding                       69,317,600       62,842,662

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                              Nine Months Ended September 30
                                            ---------------------------------
                                                  1994              1993
                                            ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected                     $    58,806,000   $   187,313,000
  Net proceeds from sale of net interest
     margin certificates                        583,800,000                --
  Net principal payments collected                6,654,000        32,146,000
  Interest on contracts and
     GNMA certificates                           48,202,000        33,922,000
  Interest on cash and investments                9,382,000         3,904,000
  Commissions                                    12,200,000         9,077,000
  Other                                             552,000         2,466,000
                                            ---------------   ---------------
                                                719,596,000       268,828,000

  Cash paid to employees and suppliers          (88,230,000)      (57,616,000)
  Defeasance payments                                    --       (24,796,000)
  Interest paid on debt                         (23,066,000)      (28,809,000)
  Repossession losses net of recoveries          (1,697,000)      (34,144,000)
  FHA insurance premiums                         (1,631,000)      (15,110,000)
  Income taxes paid                             (22,907,000)      (13,209,000)
                                            ---------------   ---------------
                                               (137,531,000)     (173,684,000)
                                            ---------------   ---------------
  NET CASH PROVIDED BY OPERATIONS               582,065,000        95,144,000

  Purchase of contracts held for sale        (2,693,443,000)   (1,823,699,000)
  Proceeds from sale of contracts
     held for sale                            2,747,748,000     1,539,139,000
  Principal collections on contracts
     held for sale                               53,605,000        23,653,000
  Floorplan loans disbursed                    (133,003,000)               --
  Principal collections on
     floorplan loans                            118,070,000                --
  Cash deposits provided                        (32,620,000)       (9,677,000)
  Cash deposits returned                         12,785,000         3,890,000
                                            ---------------   ---------------
NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                          655,207,000      (171,550,000)
                                            ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities              (2,014,000)         (387,000)
  Purchase of property, furniture
     and fixtures                               (12,819,000)      (10,098,000)
                                            ---------------   ---------------
NET CASH USED FOR INVESTING ACTIVITIES          (14,833,000)      (10,485,000)
                                            ---------------   ---------------

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                Nine Months Ended September 30
                                              ---------------------------------
                                                    1994             1993
                                              ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities               1,088,444,000     1,634,176,000
  Repayments on credit facilities              (1,295,355,000)   (1,549,545,000)
  Issuance of debt                                         --        14,650,000
  Payment of debt                                          --        (4,037,000)
  Common stock issued                               2,557,000       140,694,000
  Dividends paid                                  (11,607,000)       (7,448,000)
                                              ---------------   ---------------
NET CASH (USED FOR) PROVIDED BY
  FINANCING ACTIVITIES                           (215,961,000)      228,490,000
                                              ---------------   ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS         424,413,000        46,455,000

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                       170,674,000       133,435,000
                                              ---------------   ---------------

CASH AND CASH EQUIVALENTS END OF PERIOD       $   595,087,000   $   179,890,000
                                              ===============   ===============
RECONCILIATION OF NET EARNINGS
  TO NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
  Net earnings                                $   134,784,000   $    83,568,000
  Provision for income taxes                       89,856,000        62,211,000
  Depreciation and amortization                     6,721,000         3,786,000
  Net proceeds from sale of net interest
    margin certificates                           583,800,000                --
  Net contract payments collected, less
    excess servicing rights recorded             (224,565,000)      (23,719,000)
  Amortization of deferred service income          (4,158,000)      (18,927,000)
  Amortization of present value discount          (23,205,000)      (39,586,000)
  Net increase in cash deposits                   (19,835,000)       (5,787,000)
  Purchase of contracts held for sale, net
    of sales and principal collections            107,911,000      (260,906,000)
  Floorplan loans disbursed, net of
    principal collections                         (14,933,000)               --
  Net discount on sale of loans                    27,401,000         9,633,000
  Increase in interest payable                      6,711,000         7,300,000
  Other                                           (15,281,000)       10,877,000
                                              ---------------   ---------------

  NET CASH PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES                     $   655,207,000   $  (171,550,000)
                                              ===============   ===============

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

  Certain reclassifications have been made to the 1993 financial statements to conform to the classifications used in the September 30, 1994 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported. All share and per share amounts have been restated to reflect the two-for-one stock split in the form of a stock dividend the Company effected on June 30, 1994.

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of September 30, 1994, the results of its operations for the three and nine-month periods ended September 30, 1994 and 1993, and its cash flows for the nine-month periods ended September 30, 1994 and 1993.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:

                                    September 30, 1994   December 31, 1993
                                    ------------------  ------------------
                                        (unaudited)

     Gross cash flows receivable
      on contracts sold               $ 532,874,000       $2,307,735,000

     Less:
      Prepayment reserve               (185,903,000)        (761,732,000)
      FHA insurance premiums
       and other fees                   (11,722,000)         (83,706,000)
      Deferred service income           (40,221,000)        (161,407,000)
      Discount to present value         (73,035,000)        (457,401,000)

     Subordinated certificates          210,296,000                   --
                                      -------------       --------------
                                      $ 432,289,000       $  843,489,000
                                      =============       ==============

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company originates conditional sales contracts for manufactured homes ("MH"), home improvements ("HI") and consumer products ("CP"). The Company also markets physical damage and term mortgage life insurance relating to the customers' contracts it services, and acts as servicer on manufactured housing contracts originated by other lenders.

  The Company records "net gains on contract sales" at the time of sale of its contracts and defers service income, recognizing it as servicing is performed. The Company's net gains on contract sales are an amount equal to the present value of the expected excess servicing rights receivable to be collected during the term of the contracts, plus or minus any premiums or discounts realized on the sale of the contracts and less any selling expenses. "Excess servicing rights receivable" represents cash expected to be received by the Company over the life of the contracts. The subordinated certificates retained by the Company from the Net Interest Margin Certificate sales are included in excess servicing rights receivable. Excess servicing rights receivable, excluding the subordinated certificates, is calculated by aggregating the contractual payments to be received pursuant to the contracts and subtracting: (i) the estimated amount to be remitted to the investors/owners of the contracts, (ii) the estimated amount that will not be collected as a result of prepayments, (iii) the estimated amount to be remitted for FHA insurance and other credit enhancement fees and (iv) the estimated amount that represents deferred service income. Deferred service income represents the amount that will be earned by the Company for servicing the contracts. Concurrently with recognizing such gains, the Company also records the present value of excess servicing rights as an asset on the Company's balance sheet. Excess servicing rights receivable is calculated using prepayment, default, and interest rate assumptions which the Company believes market participants would use for similar instruments, such assumptions being consistent, given portfolio composition, with those used in the public sales of the Net Interest Margin Certificates. Excess servicing rights receivable has not been reduced for potential losses under recourse provisions of the sales. Such rights are subordinated to the rights of investors/owners of the contracts. The Company believes that the excess servicing rights receivable recognized at the time of sale does not exceed the amount that would be received if it were sold in the marketplace.

  The Company establishes an allowance for expected losses under the recourse provisions with investors/owners of contracts or investor certificates and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the two sales to date of Net Interest Margin Certificates.
  The Company believes that its allowance for losses on contracts sold with recourse, which includes loss reserves relating to the subordinated certificates which the Company owns as a result of the Net Interest Margin sales, is adequate and consistent with current economic conditions as well as historical default and loss experiences of the Company's entire loan portfolio. The allowance for losses on contracts sold with recourse is shown separately as a liability.

  The Company records the amount to be remitted to the investors/owners of the contracts or investor certificates for the activity related to the current month, payable the next month, as "investor payable" and it is shown separately as a liability on the Company's balance sheet.

  The Company has provided the investors/owners of pools of contracts with a variety of additional forms of credit enhancements on its securitized sales. These credit enhancements have included letters of credit, corporate guarantees and surety bonds that provide limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as the credit enhancement.

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

  Results of Operations:

  The following tables show, for the periods indicated, the percentage change in income, expenses and earnings for the Company's three and nine-month periods ended September 30, 1994 as compared to the same periods of 1993.

                                       Three-month          Nine-month
                                    period-to-period     period-to-period
                                   increase (decrease)  increase (decrease)
                                      September 30,        September 30,
                                      1993 to 1994         1993 to 1994
                                   -------------------  -------------------
  Income:
     Net gains on contract
       sales                              41.2%                54.1%
     Provision for losses on
       contract sales                     20.4                 40.8
     Interest                            (16.2)                 4.5
     Service                              32.3                 28.4
     Commissions and other                13.9                 27.0
  Expenses:
     Interest                            (32.6)               (15.4)
     Cost of servicing                    12.2                 10.3
     General and administrative           34.2                 43.2
  Earnings before income
     taxes                                40.5                 54.1
  Net earnings                            61.1                 61.3

  Net gains on contract sales increased 41.2% and 54.1% for the three and nine-month periods ended September 30, 1994, respectively, over the same periods in 1993 as the dollar volume of contracts originated and sold rose. For the quarter ended September 30, 1994, total contract sales increased $344,708,000 or 52.0% and for the nine-month period ended September 30, 1994, total contract sales increased $1,216,726,000 or 79.8%. Also contributing to the increase in net gains on contract sales during the nine-month period ended September 30, 1994 was an increase in the percentage of conventional contracts versus GNMA certificates sold and an increase in the average contract term due to a shift in the Company's MH financing to more expensive multi-section homes and land-and-home contracts. The effect these increases had on net gains on contract sales was partially offset by decreased interest rate spreads on contracts sold for both the quarter and nine-month period ended September 30, 1994.

  The increases in the provision for losses on contract sales of 20.4% and 40.8% for the three and nine-month periods ended September 30, 1994, respectively, also reflect the higher dollar volume of contracts sold. These increases in the provision were offset in part by the change in the sales mix for the first three quarters of 1994 to a higher dollar volume of HI contracts sold and continuing improvements in the Company's loan portfolio performance.

  During the first and third quarters of 1994 the Company completed sales of a substantial portion of its excess servicing rights receivable to the public in the form of Securitized Net Interest Margin Certificates. Green Tree Securitized Net Interest Margin Trust 1994-A, completed in March, sold certificates valued at

  $508,000,000. This represented approximately 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1993. Green Tree Securitized Net Interest Margin Trust 1994-B, completed in July, sold certificates valued at $92,400,000 representing approximately 72% of the estimated present value of future excess servicing cash flows derived from the Company's securitized sales of manufactured housing contracts during the first and second quarters of 1994. The estimated present value of these future excess servicing cash flows was previously recorded on the Company's balance sheet as part of "excess servicing rights receivable", "contracts, GNMA certificates and collateral" and "allowance for losses on contracts sold with recourse". The remaining 22% and 28% interests retained by the Company in Net Interest Margin Trust 1994-A and 1994-B, respectively, representing subordinated certificates, continue to be recorded as part of excess servicing rights receivable.

  The following table sets forth the Company's contract originations and sales for the three and nine-month periods ended September 30, 1994 and 1993. Dollar amounts are in thousands.

                               Three-month             Nine-month
                               period ended           period ended
                               September 30,          September 30,
                              1994       1993       1994        1993
                           ----------  --------  ----------  ----------
  Originations:
   MH - Conventional       $  872,115  $677,433  $2,323,009  $1,500,310
   MH - FHA/VA                  9,284    69,130      61,124     202,449
   HI                         151,537    55,054     336,917     112,716
   CP                          28,367    12,381      69,317      35,283
                           ----------  --------  ----------  ----------
      Total                $1,061,303  $813,998  $2,790,367  $1,850,758
                           ==========  ========  ==========  ==========

  Sales:
   MH - Conventional       $  848,828  $663,353  $2,303,184  $1,364,357
   MH - GNMA                   13,033        --      37,811     117,499
   HI                         146,200        --     400,433      42,846
                           ----------  --------  ----------  ----------
       Total               $1,008,061  $663,353  $2,741,428  $1,524,702
                           ==========  ========  ==========  ==========

  The manufactured housing market experienced an increase in new home shipments during the first nine months of 1994 compared to 1993. The Company continues to benefit from this increase in addition to increasing its market share of contracts for financing new manufactured homes. The Company's dollar volume of manufactured housing contract originations rose 18.1% and 40.0% during the three and nine-month periods ended September 30, 1994, respectively, over the same periods in 1993. This increase in dollar volume is due to the growth in the number of contracts originated by the Company, an increase in the average contract size due to a shift in the Company's MH financing to more expensive multi-section homes and land-and-home contracts, and price increases by the MH manufacturers.

  Dollar volume of home improvement contract originations rose 175.3% and 198.9% during the three and nine-month periods ended September 30, 1994, respectively, over the same periods in 1993. This significant level of continuing growth results from vastly expanding the number of relationships with contractors, remodelers and dealers throughout the United States, providing the Company with an established and growing network through which to market its financing.

  Interest income is realized from contracts held for sale, cash deposits and short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income decreased 16.2% during the three-months ended September 30, 1994 and increased 4.5% during the nine-months ended September 30, 1994, as compared to the same periods in 1993. Despite substantially higher production levels, contracts held for sale for the three-months ended September 30, 1994 were lower on average than the same period in 1993 as a result of more frequent sales in 1994. In addition, for both the three and nine-month periods ended September 30, 1994, interest income from the amortization of the present value discount decreased compared to the same periods in 1993 as a result of the Net Interest Margin Certificate sales, though earnings on short-term investment activity relating to the cash generated by those sales has partially offset that decrease.

  The increase in service income of 32.3% and 28.4% during the three and nine-month periods ended September 30, 1994, respectively, resulted from the 34.8% growth in the Company's average originated servicing portfolio for the nine months but was offset by the decline in servicing revenue on contracts originated by others. The average unpaid principal balance of contracts being serviced for others during the first nine months of 1994 decreased 22.1% compared to the same period in 1993. The Company expects this decline in outside servicing to continue.

  Commissions and other income, which represents commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, increased 13.9% and 27.0% during the three and nine-month periods ended September 30, 1994, respectively. This increase is primarily due to an increase in net written insurance premiums.

  Interest expense decreased 32.6% and 15.4% during the three and nine-month periods ended September 30, 1994. The Company has maintained a lower level of borrowings to fund its loan originations during the second and third quarters of 1994, as compared with the same periods in 1993, as a result of converting a substantial portion of its excess servicing rights receivable to cash through the Net Interest Margin Certificate sales, as well as completing more frequent sales in 1994. This decreased level of borrowings is offset slightly by higher average short-term borrowing rates throughout much of 1994.

  Cost of servicing increased 12.2% and 10.3% during the quarter and nine-month period ended September 30, 1994 while the Company's total average servicing portfolio during the first nine months of 1994 grew 31.8% compared to the same period last year. The Company's cost of servicing as a percentage of contracts serviced decreased during the first nine months of 1994, compared to the same period in 1993.

  General and administrative expenses rose 34.2% and 43.2% during the three and nine-month periods ended September 30, 1994, respectively.

  However, as a percentage of contract originations, these expenses have remained relatively constant with the comparative periods in 1993. The dollar growth is due primarily to an increase in personnel and other costs related to the significant growth in the number of contracts the Company originated during the first nine months of 1994.

  The Company is affected by consumer demand for manufactured housing, home improvements, consumer products and insurance products. Consumer demand, in turn, is partially influenced by regional trends, economic conditions and personal preferences. While the Company can make no prediction about any particular geographic area in which it does business, these regional effects are mitigated by the national geographic dispersion of its servicing portfolio.

  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. Under certain securitized sales structures, bank letters of credit, surety bonds, cash deposits or other equivalent collateral are provided by the Company as credit enhancements. Certain senior/subordinated structures retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale, as well as cost considerations and availability and effectiveness of the various enhancement methods. During the third quarter of 1994, the Company used a senior/subordinated structure for each of its two conventional manufactured home loan sales. For each of the MH loan sales, the Company enhanced a portion of the subordinated piece with a corporate guarantee. This is the second quarter in which the Company has had more than one securitized conventional MH loan sale. The Company's production has reached a volume where multiple conventional MH loan sales in a quarter are more feasible economically and they serve to reduce interest rate risk by shortening the holding period of the contracts. The Company's public home improvement loan sale in the third quarter of 1994 was comprised of two trusts. The first employed a senior/subordinated structure with a corporate guarantee and the second was a single class pass-through with a corporate guarantee.

  During 1994, the Company added another significant source of liquidity in completing its first two public sales of a significant portion of its excess servicing rights receivable. Net proceeds to the Company from the sales were approximately $584,000,000 and were used to pay down notes payable, with the remainder invested in marketable short-term securities and used to fund ongoing contract originations.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, decreased during the nine-month period ended September 30, 1994 as a result of the Net Interest Margin Certificate sales, the proceeds of which are shown separately on the Company's statement of cash flows. For the nine months ended September 30, 1994, servicing fees and net interest payments collected consist of servicing fees collected only from the Net Interest Margin Certificates, plus servicing fees and net interest payments on all existing HI and CP securitizations, the third quarter 1994 MH securitizations and all of the GNMA pools sold during 1994. In the future, servicing fees and net interest payments collected, as well as repossession losses net of recoveries, will continue to include activity relating to all future securitizations and GNMA pools in which the Company does not sell or has not yet sold a portion of the related excess servicing rights. In addition, repossession losses net of recoveries will continue to include losses on the first five MH securitizations (1987 through the first quarter of 1988), as such losses were excluded from the 1994-A Net Interest Margin Certificate sale.

  Net principal payments collected were positive in each of the nine-month periods ended September 30, 1994 and 1993 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

  Interest on contracts and GNMA certificates during the first nine months of 1994 includes interest the Company received on the net interest margin certificates for the period they were held by the Company.

  Defeasance structures were used on the Company's securitized sales in the fourth quarter of 1990 and continuing through the second quarter of 1992. The cash flows used to make these defeasance payments were sold as part of the Net Interest Margin Certificate sale. Going forward, defeasance payments will include only those payments made for future securitized sales which use a defeasance structure in which the Company does not sell or has not yet sold the related excess servicing rights.

  The Company has a $60,000,000 bank warehousing credit agreement for the purpose of financing its manufactured home, home improvement and motorcycle contract production under which $60,000,000 was available, subject to the availability of appropriate collateral, at September 30, 1994. This agreement expires November 30, 1994.

  In addition, the Company currently has $950,000,000 in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At September 30, 1994, the Company had $950,000,000 available under these master repurchase agreements, subject to the availability of appropriate collateral. These agreements expire during 1994 and 1995. The Company believes that, if it so desires, these agreements could be renewed.

  PART II - OTHER INFORMATION

  ITEM 1.       LEGAL PROCEEDINGS

                See Part II, Item 8, Note I (Litigation), of the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1993, as supplemented by the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994.

  ITEM 2.       CHANGES IN SECURITIES

                None.

  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                None.

  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

  ITEM 5.       OTHER INFORMATION

                None.

  ITEM 6.  (a)  EXHIBITS


                11.(a)  Computation of Primary Earnings Per Share

                11.(b)  Computation of Fully Diluted Earnings Per Share

                12.     Computation of Ratio of Earnings to Fixed
                        Charges

                27.     Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

                None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     GREEN TREE FINANCIAL CORPORATION



  DATE: November 3, 1994             /s/John W. Brink
                                     ------------------------------
                                     John W. Brink
                                     Executive Vice President,
                                      Treasurer and Chief Financial
                                      Officer



  DATE: November 3, 1994             /s/Drew S. Backstrand
                                     ------------------------------
                                     Drew S. Backstrand
                                     Vice President and General
                                      Counsel

                                 EXHIBIT INDEX



  Exhibit
  Number    Exhibit                                     Page
  -------   -------                                     ----

  11.(a)    Computation of Primary Earnings Per Share    19

  11.(b)    Computation of Fully Diluted Earnings Per
            Share                                        20

  12.       Computation of Ratio of Earnings to
            Fixed Charges                                21

  27.       Financial Data Schedule                      22