Form 10-K405
period 1994-12-31
GREEN TREE FINANCIAL CORP
filed 1995-03-28
CIK 890175

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           ------------------------
                                  FORM 10-K

          (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                      OR
          ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    (Name of Each Exchange
                                                    ----------------------
       (Title of Each Class)                         on Which Registered)
       ---------------------                         --------------------

    Common Stock, $.01 par value                  New York Stock Exchange,
                                                   Pacific Stock Exchange
  Preferred Share Purchase Rights                 New York Stock Exchange,
                                                   Pacific Stock Exchange
8 1/4% Senior Subordinated Debentures due
           June 1, 1995                           New York Stock Exchange
  10 1/4% Senior Subordinated Notes due           New York Stock Exchange
           June 1, 2002

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X)

     As of February 28, 1995, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $2,511,970,000.

     As of February 28, 1995, the shares outstanding of the issuer's class of Common Stock were as follows:

                   Common Stock       68,184,381
                               -------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                                Part of 10-K
              Document                                       Where Incorporated
              --------                                       ------------------
Proxy Statement for the 1995 Annual Meeting of Shareholders          III

                                    PART I
                                    ------

     Item 1.  Business.
     ------------------

     General
     -------

     Green Tree Financial Corporation ("Green Tree" or "the Company") originates conditional sales contracts for manufactured homes, home improvements, consumer products and commercial products, and provides floorplan financing to manufactured housing dealers. The Company's insurance agencies also market physical damage and term mortgage life insurance relating to the customers' contracts it services. Green Tree also acts as servicer for manufactured housing contracts originated by other lenders. Through its principal offices in Saint Paul, Minnesota and service centers throughout the United States, Green Tree serves all 50 states.

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

     Consumer products are financed using installment sales contracts. Over the past two years, the Company has expanded the product types it finances to include sports vehicles, trailers for recreational activities and certain musical instruments. In November 1994, the Company began financing installment sales contracts for commercial products which includes general aviation aircraft and over-the-road tractor trailers.

     During 1994, the Company began a floorplan lending division which makes loans to manufactured housing dealers for purposes of financing new and previously owned manufactured home inventory.

     Green Tree pools and securitizes substantially all of the contracts it originates, retaining the servicing on the contracts. Conventional manufactured housing contracts are pooled and such pools are structured into asset-backed securities which are sold in the public securities markets. Substantially all FHA and VA manufactured housing contracts are converted into pass-through certificates ("GNMA certificates") guaranteed by the Government National Mortgage Association ("GNMA"), a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. The GNMA certificates, which are secured by the FHA and VA contracts, are then sold in the secondary market. The Company also pools FHA-insured and conventional home improvement contracts for sale in the secondary market. In servicing the contracts, the Company collects payments from the borrower and remits principal and interest payments to the holder of the contract or investor certificate secured by the contracts.

     The Company was incorporated as Green Tree Acceptance, Inc. under the laws of the State of Minnesota in 1975. In 1992, the Company changed its name to Green Tree Financial Corporation. The Company's principal executive offices are located at 1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639, and its telephone number is (612) 293-3400. Unless the context otherwise requires, "Green Tree" or the "Company" means Green Tree Financial Corporation and its subsidiaries.

     Purchase and Origination of Contracts
     -------------------------------------

     Conditional sales contracts are the typical means of financing the purchase of manufactured homes ("MH"), consumer products ("CP")and commercial products("CMP") and can also be used to finance home improvements ("HI") to existing owner-occupied one- to- four family homes. A "contract" or "conditional sales contract" refers to an agreement evidencing a monetary obligation and providing security for the obligation. MH contracts grant the owner of the contract a security interest in the related manufactured home (and any other personal property described therein), and CP and CMP contracts grant a security interest in the related consumer or commercial product. For secured HI contracts, a mortgage or deed of trust on the home to which the improvements relate serves as security for the payment obligation under the contract. Green Tree also offers unsecured HI contracts on certain loans of $15,000 or less.

     All contracts that the Company originates directly or indirectly are written on forms provided by the Company and are originated on an individually approved basis in accordance with Company underwriting guidelines.

     Manufactured Housing

     "Manufactured housing" or a "manufactured home" is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Since most manufactured homes are never moved once the home has reached the homesite, the wheels and axles are removable and have not been designed for continuous use. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles ("RV's") (which are either self-propelled vehicles or units towed by passenger vehicles).

     Conditional sales contracts for manufactured home purchases may be financed on a conventional basis, insured by the FHA or partially guaranteed by the VA. With respect to manufactured housing, the relative volume of conventional, FHA and VA contracts originated by the Company depends on customer and dealer preferences as well as prevailing market conditions. Over the last five years, the percentage of FHA and VA contracts in the Company's manufactured home contract portfolio has ranged from 20% to 39%, and at December 31, 1994, such contracts constituted 20% of the Company's portfolio (of which approximately 95% were FHA contracts). The Company has developed more cost effective conventional manufactured housing lending programs and as a result, FHA and VA contracts represented 2% of the Company's manufactured housing originations during 1994. New conventional and VA contracts are generally subject to minimum down payments of approximately 5% of the amount financed, while previously owned and FHA contracts require a minimum of 10% down payment. The Company offers manufactured housing contract terms ranging from 7 to 30 years.

     Through its regional service centers, the Company arranges to both purchase MH contracts from MH dealers located throughout the United States as well as arrange floorplan lines of credit. The Company's regional service center personnel contact dealers located in their region and explain the Company's available financing plans, terms, prevailing rates, and credit and financing policies. If the dealer wishes to utilize the Company's available retail or wholesale financing, the dealer must make an application for dealer approval. Upon satisfactory results of the Company's investigation of the dealer's creditworthiness and general business reputation, the Company and the dealer execute a dealer agreement. The Company also originates manufactured housing installment loan agreements directly with customers following the same general procedures for approval as it does with originations through dealers. For the year ended December 31, 1994, the Company's manufactured housing contract originations consisted of 82% purchased from dealers, and 18% directly originated by the Company.

     The dealer or customer submits the customer's credit application and purchase order to a central or regional service center where Company personnel make an analysis of the creditworthiness of the proposed buyer. The analysis includes a review of the applicant's paying habits, length and likelihood of continued employment, and certain other factors. If the application meets the Company's guidelines and credit is approved, the Company purchases the contract after the manufactured home is delivered, set up and the customer has moved in.

     For manufactured housing contracts, the Company uses a proprietary automated credit scoring system which was initially implemented in 1987 and subsequently refined and statistically re-validated. It is a statistically based scoring system which quantifies responses using variables obtained from customers' credit applications. As of December 31, 1994, this credit scoring system has been used in making credit determinations on over 1.5 million applications. The Company believes the use of this proprietary credit scoring system has contributed to the reduction in the number of repossessions incurred as a percentage of the Company's servicing portfolio.

     For purposes of establishing floorplan financing, once a dealer has been approved for financing based on review of appropriate financial and insurance information, a line of credit is determined giving consideration to the dealer's needs and not to exceed an amount computed by the Company.

     In 1994, new manufactured housing shipments rose to approximately 304,000 units, a 20% increase over 1993. The Company continues to benefit from this increase in addition to maintaining its market share of contracts for financing new manufactured homes. Competition to finance manufactured home purchases continues to be strong, and there can be no assurance that such competition will not intensify in the future. Significant decreases in consumer demand for manufactured housing, or significant increases in competition, could have an adverse effect on the Company's financial position and results of operations.

     Home Improvement

     Through its centralized loan processing operations in Saint Paul, Minnesota, the Company arranges to purchase certain contracts from HI contractors located throughout the United States. The Company's business development managers contact the HI contractors and explain the Company's available financing plans, terms, prevailing rates, and credit and financing policies. If the contractor wishes to utilize the Company's available customer financing, the contractor must make an application for contractor approval. The Company has a contractor approval process pursuant to which the financial condition, business experience and qualifications of the contractor are reviewed prior to his or her approval to sell contracts to the Company. In addition, the Company occasionally will directly originate a home improvement promissory note involving a home improvement transaction.

     The significant level of growth in the Company's HI contract originations during the year ended December 31, 1994 results from vastly expanding the number of relationships with contractors, remodelers and dealers throughout the United States, as well as obtaining more business from existing dealers. This has provided the Company with an established and growing network through which to market its financing.

     The Company finances both conventional HI contracts and HI contracts insured through the FHA Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third mortgages on the improved real estate. The Company has also implemented an unsecured conventional HI lending program for certain customers which allows for loan amounts ranging from $2,500 to $15,000.

     The contractor submits the customer's credit application and construction contract to the Company's office where an analysis of the creditworthiness of the customer is made. The analysis includes a review of the customer's paying habits, length and likelihood of continued employment and certain other procedures, including the percentage of the customer's monthly payments on long term debts to gross monthly income. A credit scoring system, which was developed by the Company, was initially implemented in June 1993. This scoring system is similar to the system the Company uses in MH financing. If it is determined that the application meets the Company's underwriting guidelines and applicable FHA regulations (for FHA-insured contracts) and the credit is approved, the Company purchases the HI contract from the contractor when the customer verifies satisfactory completion of the work.

     Consumer Products

     The Company arranges to purchase consumer product contracts centrally from a variety of dealers located throughout the United States. The Company's available financing plans, terms, prevailing rates, and credit and financing policies are explained to the dealers. If they wish to utilize the Company's available customer financing, the dealer must make an application for approval. Upon satisfactory results of the Company's investigation of the dealer's creditworthiness and general business reputation, the Company and the dealer execute a dealer agreement.


     The dealer submits the customer's credit application and purchase order to the Company's office where personnel conduct an analysis of the creditworthiness of the proposed buyer. The analysis includes factors similar to that of a MH application. The Company agrees to fund the contract once credit is approved and the customer accepts delivery of the unit.

     The volume of contracts originated by the Company during the past five years and certain other information for each of those years, are indicated below:

                                                                Year ended December 31,
                                            --------------------------------------------------------------
                                               1994         1993         1992(a)      1991(b)      1990
                                            ----------   ----------   ----------   ----------   --------
     Cost of contracts
     (in thousands):
     MH-Conventional                        $3,134,231   $2,196,655   $  942,874   $  432,060   $459,466
     MH-FHA/VA                                  67,260      252,466      265,992      507,879    426,689
     HI                                        465,523      169,443       75,287      112,135     78,272
     CP                                         96,172       47,442       34,911       22,340     19,575
                                            ----------   ----------   ----------   ----------   --------
      Total                                 $3,763,186   $2,666,006   $1,319,064   $1,074,414   $984,002
                                            ==========   ==========   ==========   ==========   ========

     Number of contracts:
     MH-Conventional                           115,082       87,327       43,162       23,126     24,694
     MH-FHA/VA                                   2,660        9,607       10,322       20,716     17,702
     HI                                         39,375       16,926        8,384       12,975      9,286
     CP                                         11,333        6,161        4,235        2,924      2,675
                                            ----------   ----------   ----------   ----------   --------
      Total                                    168,450      120,021       66,103       59,741     54,357
                                            ==========   ==========   ==========   ==========   ========

     Average size of contracts:
     MH-Conventional                        $   27,235   $   25,154   $   21,845   $   18,683   $ 18,606
     MH-FHA/VA                                  25,286       26,279       25,769       24,516     24,104
     HI                                         11,823       10,011        8,980        8,642      8,429
     CP                                          8,486        7,700        8,243        7,640      7,318
                                            ----------   ----------   ----------   ----------   --------
      Average size                          $   22,340   $   22,213   $   19,955   $   17,985   $ 18,103
                                            ==========   ==========   ==========   ==========   ========

     Weighted average interest rates:
     MH-Conventional                              11.0%        10.2%        11.7%        13.5%      14.2%
     MH-FHA/VA                                    10.5          9.7         10.7         12.1       12.9
     HI                                           12.1         12.6         13.9         15.3       15.5
     CP                                           11.7         13.2         14.7         16.3       16.3
                                            ----------   ----------   ----------   ----------   --------
      Weighted average
      interest rate                               11.2%        10.3%        11.7%        13.1%      13.8%
                                            ==========   ==========   ==========   ==========   ========

     Weighted average original
     terms (in months):
     MH-Conventional                               219          205          197          180        181
     MH-FHA/VA                                     187          201          204          202        206
     HI                                            159          143          132          129        129
     CP                                             76           55           56           56         56
                                            ----------   ----------   ----------   ----------   --------
      Weighted average
      original term                                207          198          191          183        185
                                            ==========   ==========   ==========   ==========   ========

     (a) Does not include $552,936,000 of conventional contracts purchased from the Resolution Trust Corporation ("RTC").

     (b) Does not include $66,980,000 of conventional contracts purchased from other originators.

     The Company believes that, in addition to an individual analysis of each contract, it is important to achieve a geographic dispersion of contracts in order to reduce the impact of regional economic conditions on the overall performance of the Company's portfolio. Accordingly, the Company seeks to maintain a portfolio of contracts dispersed throughout the United States. At December 31, 1994, no state accounted for more than 10% of all contracts serviced by the Company.

     In 1994, the Company originated manufactured housing contracts through over 3,400 active dealers, with no single MH dealer accounting for more than one percent of the total number of MH contracts originated by the Company. Likewise, in its home improvement business, the Company originated contracts through approximately 3,100 active contractors, and in its consumer products business, the Company originated contracts through approximately 1,300 active dealers. No single contractor or dealer accounted for more than three percent of the total number of HI or CP contracts originated by the Company.

     Pooling, Disposition and Related Sales Structures of Contracts
     --------------------------------------------------------------

     The Company pools contracts for sale to investors, generally on a quarterly or more frequent basis. It is the Company's policy to sell substantially all of the contracts it originates or purchases. Conventional manufactured housing contracts are generally sold through asset-backed securities. FHA-insured and VA-guaranteed manufactured housing contracts are converted into GNMA certificates. The GNMA certificates, which are secured by the FHA and VA contracts, are then sold in the secondary market. The GNMA certificates provide for payment by the Company to registered holders of the certificates of monthly principal and interest, as well as the "pass-through" of any principal prepayments on the contracts. The Company also pools FHA-insured and conventional home improvement contracts for sale in the secondary market. Consumer product contracts have also been pooled and sold to investors, although the Company chose to inventory its 1993 and 1994 consumer product contract production. During 1994, the Company also securitized a significant portion of its excess servicing rights receivable in the form of securitized Net Interest Margin Certificates ("NIM Certificates").

     Principal and interest payments made by borrowers on the manufactured housing contracts securing each GNMA certificate are the source of funds for payments due on the GNMA certificates. The Company is required to advance its own funds in order to make timely payment of all amounts due on the GNMA certificates if, due to defaults or delinquencies on contracts, the payments received by the Company on the contracts securing such certificates are less than the amounts due on the certificates. If the Company was unable to make payments on the GNMA certificates as they became due, it would promptly notify GNMA and request GNMA to make such payments and, upon such notification and request, GNMA would make such payments directly to the registered holders of the certificates and would seek reimbursement from the Company, FHA or the VA as appropriate. The GNMA certificates are secured by manufactured housing contracts which are either FHA-insured or VA-guaranteed. For FHA manufactured housing contracts, the maximum amount of insurance benefits paid by FHA is equal to approximately 90% of the net unpaid principal and uncollected interest earned to the date of default on the contract, subject to certain adjustments, less the greater of the actual net sales price or FHA appraisal of the home. The amounts reimbursable by FHA are further limited to an aggregate amount representing reserves FHA has established. These reserves, which approximated $112 million at December 31, 1994, are based on the Company's origination and loss experience. The Company is required to make scheduled premium payments to maintain the benefit of the reserve. If losses on FHA-insured contracts exceed the established reserve, the Company would not be reimbursed by FHA but would still be required to make payments on the GNMA certificates. For VA manufactured housing contracts, the maximum guarantee that may be issued is the lesser of: (1) the lesser of $20,000 or 40% of the principal amount of the contract, or (2) the maximum amount of guarantee entitlement available to the veteran (which may range from $20,000 to zero).

     Conventional manufactured housing, home improvement and consumer contracts are pooled and sold by the Company through securitized asset sales which have been either single class or senior/subordinated pass-through structures. Under certain securitized sales structures, corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral are provided by the Company as credit enhancement. Certain senior/subordinated structures, such as those used during 1990, 1991 and 1992, retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. Customer principal and interest payments are deposited in separate bank accounts as received by the Company and are held for monthly distribution to the certificateholders.

     During 1994 Green Tree sold a substantial portion of its excess servicing rights receivable, representing net cash flows retained from the securitization of its manufactured housing contracts, in the form of securitized NIM Certificates through public offerings. A subordinated interest in those certificates was retained by the Company. As a result of these transactions, certain net cash flows that formerly were retained by Green Tree are now passed through to investors with the exception of a 50 basis point servicing fee which Green Tree retains out of available monthly net cash flows. Payments on the subordinated interests retained do not commence until the senior certificateholders have been paid all principal and interest due them under the terms of the transaction. Interest will continue to accrue to the balance of such subordinated certificates until payments commence.

     The Company establishes an allowance for expected losses under the recourse provisions with investors/owners and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. If there is a default under a contract and liquidation of the underlying collateral on loans not sold as part of the NIM Certificate sales, any net losses are charged against the reserves that have been established. Losses in excess of those projected in the valuation of the NIM Certificates have the effect of reducing the value of the subordinate interest retained by Green Tree. The dollar amount of potential contractual recourse to the Company exceeds both the amount of projected losses factored into the subordinated certificate valuation and the amount established by the Company as an "allowance for losses on contracts sold with recourse."

     Estimated losses relating to the Company's floorplan receivables are recorded at the time the loans are made. Floorplan receivables are shown net of the related allowance for losses on the balance sheet.

     "Contracts sold" represents the face amount of the contracts sold but not necessarily settled during the same year. Information on contracts sold is as follows:

                                  Year ended December 31
                        ------------------------------------------
                         1994    1993    1992      1991      1990
                        ------  ------  ------    ------    ------
                                  (dollars in millions)
     Contracts sold:
     MH-Conventional    $3,180  $2,090  $1,447(a) $  486(b) $  455
     MH-GNMA                46     213     269       500       474
     HI                    544      43      72       112        81
     CP                     --      --      84        41        23
                        ------  ------  ------    ------    ------
      Total             $3,770  $2,346  $1,872    $1,139    $1,033
                        ======  ======  ======    ======    ======

     (a)  Includes $533,159,000 of contracts purchased from the RTC.

     (b) Includes $52,108,000 of contracts purchased from other originators, but does not include $87,515,000 of contracts sold pursuant to a joint venture agreement with Merrill Lynch Mortgage Capital, Inc.

                                         Year ended December 31
                                  ---------------------------------
                                  1994   1993   1992   1991   1990
                                  -----  -----  -----  -----  -----
     Weighted average yield to
      investors:
      MH-Conventional              8.1%   6.5%   7.7%   8.7%  10.3%
      MH-GNMA                      8.0    6.4    7.4    8.5    9.6
      HI                           8.0    6.4    7.3    8.7    9.7
      CP                            --     --    6.4    7.6    9.6
                                  ----   ----   ----   ----   ----
       Weighted average yield      8.1%   6.5%   7.6%   8.6%   9.9%
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

     The following table shows the composition of the Company's servicing portfolio at December 31 for the years indicated on contracts it originated.

                                           December 31
                         ------------------------------------------------
                           1994      1993      1992      1991      1990
                         --------  --------  --------  --------  --------
     Unpaid principal
      amount of
      contracts being
      serviced(in
      millions)          $  9,441  $  6,922  $  5,278  $  4,754  $  4,098
     Average unpaid
      principal
      balance            $ 19,042  $ 17,864  $ 16,638  $ 16,394  $ 16,456
     Number of
      contracts
      serviced            495,809   387,509   317,251   289,960   249,038

     During 1990 and 1991, the Company acquired servicing on manufactured housing contracts originated by other lenders. The Company did not acquire servicing on manufactured housing contracts originated by other lenders during 1992, 1993 or 1994, and does not expect to acquire such servicing in the near future. The Company has no loss risk on these contracts and charges a service fee based on principal outstanding. The following table shows the composition of this servicing portfolio at December 31 for the years indicated.


                                         December 31
                         -------------------------------------------
                          1994     1993     1992     1991     1990
                         -------  -------  -------  -------  -------
     Unpaid principal
      amount of
      contracts being
      serviced(in
      millions)          $   212  $   272  $   345  $   518  $   559
     Average unpaid
      principal
      balance            $13,515  $14,425  $14,977  $15,897  $17,435
     Number of
      contracts
      serviced            15,710   18,884   23,064   32,576   32,051

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

                                              At or for the year ended
                                                    December 31
                                 --------------------------------------------------
                                   1994       1993       1992      1991      1990
                                 ---------  ---------  --------  --------  --------

     Number of contracts
      delinquent(a)                  1.49%      1.55%     1.86%     2.20%     2.09%
     Repossessed contracts
      sold (b)                       1.55       1.87      2.53      2.42      2.46
     Annual net repossession
      losses(c)                       .63        .85      1.16       .93       .94
     Repossession inventory(d)        .43        .51       .58       .88       .88

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

     Insurance
     ---------

     Through certain subsidiaries, the Company markets physical damage insurance on manufactured homes and certain consumer products which collateralize contracts serviced by the Company, and markets term mortgage life insurance to its MH and HI customers. In addition, the Company owns Green Tree Life Insurance Company, a life and disability reinsurance company, and Consolidated Casualty Insurance Company, a property and casualty reinsurance company, which function as reinsurers for policies written by selected other insurers covering individuals whose contracts are serviced by the Company.

     The following table provides certain information with respect to net written premiums (gross premiums on new or renewal policies issued less cancellations of previous policies) on policies written by the Company.
     The Company acts as an agent with respect to the sale of such policies and, in some cases, the Company also acts as reinsurer of such policies.

                                        Year ended December 31
                              -------------------------------------------
                               1994     1993     1992     1991     1990
                              -------  -------  -------  -------  -------
                                            (in thousands)
     Net written premiums:
      Physical damage         $63,979  $48,172  $35,500  $31,400  $29,200
      Term mortgage life        7,240    5,683    5,303    4,510    3,700
                              -------  -------  -------  -------  -------
        Total                 $71,219  $53,855  $40,803  $35,910  $32,900
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

     Contracts insured under the FHA manufactured home and home improvement lending programs are subject to compliance with detailed federal regulations governing originations, servicing, and loss claim payments by the FHA to cover a portion of losses due to default and repossessions or foreclosures. These lending regulations were amended in November 1991 to add additional requirements such as equity requirements for home improvement contracts of over $15,000 and a pre-underwriting customer interview to verify the credit application for both programs. These changes have had the effect of making program compliance more burdensome for the Company, dealers and contractors. The FHA is presently studying other aspects of the program, and there are no assurances that future regulatory changes will not occur. Other governmental programs such as VA also contain similar detailed regulations governing loan origination and servicing responsibilities.

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

     The Federal Consumer Credit Protection Act ("FCCPA") requires a written disclosure showing the annual percentage rate of finance charges, and requires that other information be disclosed to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants for credit concerning information that is used as a basis for denial of credit. The Federal Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, race, color, religion, national origin, age, marital status, derivation of income from a public assistance program, or the good faith exercise of a right under the FCCPA, of which it is a part. By virtue of a Federal Trade Commission rule, conditional sales contracts must contain a provision that the holder of the contract is subject to all claims and defenses which the debtor could assert against the seller, but the debtor's recovery under such provisions cannot exceed the amount paid under the contract.

     The Company is also required to comply with other federal disclosure laws for certain of its lending programs. The combination land-and-home program and the home improvement lending program are subject to the federal Real Estate Settlement and Procedures Act. In addition, the Company is subject to the reporting requirements of the Home Mortgage Disclosure Act for its manufactured home and home improvement contracts.

     The construction of manufactured housing is subject to compliance with governmental regulation. Changes in such regulations may occur from time to time and such changes may affect the cost of manufactured housing. The Company cannot predict whether any regulatory changes will occur or what impact such future changes would have on the manufactured housing industry.

     The Company is subject to state usury laws. Generally, state law has been preempted by federal law with respect to certain manufactured home and home improvement contracts, although individual states have enacted legislation superseding federal law. To be eligible for the federal preemption, the manufactured home or home improvement contract form must comply with certain consumer protection provisions. A few states have elected to override federal law, but have established maximum rates that either fluctuate with changes in prevailing rates or are high enough so that, to date, no state's maximum interest rate has precluded the Company from continuing business in that state. The Company's consumer and commercial product contracts are subject to state usury law restrictions.

     Competition and Other Factors
     -----------------------------

     The Company is affected by consumer demand for manufactured housing, home improvements, consumer products and insurance products. Consumer demand, in turn, is partially influenced by regional trends, economic conditions and personal preferences. The Company competes with banks, finance companies, finance subsidiaries of certain manufacturing companies, credit unions, savings and loan associations, and others seeking to purchase contracts. Prevailing interest rates are typically affected by economic conditions. Changes in rates, however, generally do not inhibit the Company's ability to compete, although from time to time in particular geographic areas, local competition may choose to offer more favorable rates. The Company competes by offering superior service, prompt credit review, and a variety of financing programs.

     The Company's business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured housing and site-built homes. Sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January.

     Employees
     ---------

     As of December 31, 1994, the Company had 1,964 full-time and 194 part-time employees, and considers its employee relations to be satisfactory. None of the employees are represented by a union.

     Item 2.  Properties.
     --------------------

     At December 31, 1994, the Company operated 45 manufactured housing regional service centers located in 34 states. The Company has opened five additional regional servicing centers in 1995. Such offices are leased, typically for a term of three years, and range in size from 1,700 to 10,500 square feet to accommodate a staff of approximately 5 to 55 employees. The Company's home improvement division leases its main office in Saint Paul, Minnesota. The lease is for a term of five years and consists of 77,000 square feet to accommodate their staff of approximately 300 employees.
     (See Note I of Notes to Consolidated Financial Statements for annual rental obligations.) The Company owns the building which houses its consumer and commercial product divisions and its corporate offices.

     Item 3.  Legal Proceedings.
     ---------------------------

     The nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available and the advice of counsel, that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial condition.

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

            1993                    High                Low
            ----                   -------           ---------

         First quarter             $18-1/4           $11-19/32
         Second quarter             21-3/8              16-1/8
         Third quarter              27-1/2              19-3/4
         Fourth quarter             31-1/4             22-1/16

            1994                    High                Low
            ----                   -------           ---------

         First quarter             $    29           $21-11/16
         Second quarter             30-1/2              21-1/2
         Third quarter              34-7/8              24-3/4
         Fourth quarter             30-5/8              24-1/4

     The above stock prices, as well as all other share and per share amounts referenced in this Annual Report on Form 10-K, have been restated to reflect the two-for-one stock splits effected in the form of stock dividends in January 1993 and June 1994.

     On February 28, 1995, the Company had approximately 549 shareholders of record of its Common Stock including the nominee of The Depository Trust Company which held approximately 65,037,067 shares of Common Stock.

     The Company has paid cash dividends since December 1986. The 1994 first quarter dividend rate was $0.046875 per share. In May 1994, the Board of Directors approved an increase in the quarterly dividend rate to $0.0625 per share effective June 1994. In February 1995, the Board of Directors approved another increase in the quarterly dividend rate to $0.09375 per share effective March 1995. The payment of future dividends will depend on the Company's financial condition, prospects and such other factors as the Board of Directors may deem relevant. Under certain debt agreements, the Company is subject to restrictions limiting the payment of dividends and Common Stock repurchases. At December 31, 1994, under the most restrictive agreement, such payments were limited to $74,805,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter periods less dividends paid.

  Item 6.  Selected Financial Data.
  ---------------------------------

                                              Year ended December 31
                          ---------------------------------------------------------------
                             1994          1993        1992          1991         1990
                          ----------    ----------  ----------     --------     ---------
                                   (dollars in thousands except per-share data)
Income                      $497,427      $366,680    $246,615     $214,765      $175,675
Earnings before
  income taxes               302,131       200,537     118,806       92,176        59,418
Earnings before
  extraordinary
  loss(a)                    181,279       116,423      72,472       56,688        36,542
Net earnings                 181,279       116,423      55,015       56,688        36,542
Earnings per common
  share:
   Before
    extraordinary
    loss (a)                    2.61          1.81        1.21         1.00           .59
   Net earnings                 2.61          1.81         .91         1.00           .59
Cash dividends per
  common share                   .23           .17         .15          .15           .15
At year-end:
  Excess servicing
   rights receivable      $  533,182    $  843,489  $  640,647     $513,881       429,098
 Total assets              1,771,839     1,739,502   1,167,055      969,161       814,662
 Total debt                  309,319       515,004     376,043      361,410       335,757
 Allowance for
   losses on
   contracts sold
   with recourse              84,016       222,135     189,669      134,681        91,945
  Stockholders'
   equity                    725,891       549,429     298,834      237,544       192,478

  (a)  Before extraordinary loss relating to the debt exchange in 1992.

  Item 7.  Management's Discussion and Analysis.
  ----------------------------------------------

  Introduction
  ------------

  The Company originates conditional sales contracts for manufactured homes ("MH"), home improvements ("HI"), consumer products ("CP")and commercial products ("CMP"), and provides floorplan financing to manufactured housing
  dealers.   Over the past two years, the Company has expanded the consumer product types it finances to include sports vehicles, trailers for recreational activities and certain musical instruments. In November 1994, the Company began financing commercial contracts for general aviation aircraft and over-the-road tractor trailers. The Company's insurance agencies also market physical damage and term mortgage life insurance relating to the customers' contracts it services. Green Tree also acts as servicer for manufactured housing contracts originated by other lenders.

     The Company records "net gains on contract sales" at the time of sale of its contracts and defers service income, recognizing it as servicing is performed. Net gains on contract sales are an amount equal to the present value of the expected excess servicing rights receivable to be collected during the term of the contracts, plus or minus any premiums or discounts realized on the sale of the contracts and less any selling expenses. "Excess servicing rights receivable" represents cash expected to be received by the Company over the life of the contracts. The subordinated certificates retained by the Company from the securitized Net Interest Margin Certificate ("NIM Certificate") sales are shown net of projected losses and included in excess servicing rights receivable. Excess servicing rights receivable, excluding the subordinated certificates, is calculated by aggregating the contractual payments to be received pursuant to the contracts and subtracting: (i) the estimated amount to be remitted to the investors/owners of the contracts, (ii) the estimated amount that will not be collected as a result of prepayments, (iii) the estimated amount to be remitted for FHA insurance and other credit enhancement fees and (iv) the estimated amount that represents deferred service income. Deferred service income represents the amount that will be earned by the Company for servicing the contracts. Concurrently with recognizing such gains, the Company also records the present value of excess servicing rights as an
     asset on the Company's balance sheet.   Excess servicing rights receivable
     is calculated using prepayment, default, and interest rate assumptions which the Company believes market participants would use for similar instruments,such assumptions being consistent, given portfolio composition, with those used in the public sales of the NIM Certificates. Excess servicing rights receivable has not been reduced for potential losses under recourse provisions of the sales. Such rights are subordinated to the rights of investors/owners of the contracts. The Company believes that the excess servicing rights receivable recognized at the time of sale does not exceed the amount that would be received if it were sold in the marketplace.

     The Company establishes an allowance for expected losses under the recourse provisions with investors/owners of contracts or investor certificates and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the two sales to date of NIM Certificates. The Company believes that its allowance for losses on contracts sold with recourse is adequate and consistent with current economic conditions as well as historical default and loss experiences of the Company's entire loan portfolio. The allowance for losses on contracts sold with recourse is shown separately as a liability. The allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of losses. The outstanding security balances of contracts at December 31, 1994 were $1,520,307,000 of GNMA certificates and $7,534,340,000 related to securitized transactions, including whole loan sales.

     The Company records the amount to be remitted to the investors/owners of the contracts or investor certificates for the activity related to the current month, payable the next month, as "investor payable" and it is shown separately as a liability on the Company's balance sheet.

     The Company has provided the investors/owners of pools of contracts with a variety of additional forms of credit enhancements on its securitized sales. These credit enhancements have included corporate guarantees, letters of credit and surety bonds that provide limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as the credit enhancement.

     The carrying value of the subordinated interest in the NIM Certificates retained by the Company is determined using prepayment and default assumptions consistent with those used in determining the value of excess servicing rights receivable, giving consideration to differences in the composition of the contracts underlying those anticipated cash flows. The subordinated certificates are shown net of the effect of projected losses.

     Payments on the subordinated certificates will not be made until such time as the senior certificateholders have been paid all principal and interest due them under the terms of the transactions. As such, interest on the subordinated certificates will continue to accrue to the outstanding balance until payments commence. Green Tree has and will continue to collect a monthly servicing fee equal to 50 basis points on an annualized basis on the underlying contract balance to the extent that adequate funds are available based on cash flows provided by each underlying securitized sale.

     The Company's expectations used in calculating its excess servicing rights receivable and allowance for losses on contracts sold with recourse, as well as the value of the subordinated interest in the NIM Certificates, are subject to volatility that could materially affect operating results. Prepayments resulting from obligor mobility, general and regional economic conditions, and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects. The Company recognizes the impact of adverse prepayment and loss experience by recording a charge to current earnings. The Company reflects favorable portfolio experience prospectively as realized.

     Results of operations
     ---------------------

     The following table shows, for the periods indicated, the percentage relationships to income of certain income and expense items and the percentage changes in such items from period to period.

                                                             Period-to-period
                                    As a percentage of      increase (decrease)
                                    income for the year    ----------------------
                                     ended December 31          1993    1992
                                   ---------------------         to      to
                                    1994    1993    1992        1994    1993
                                   -----   -----   -----       -----   -----
     Income:
      Net gains on contract
        sales                       91.4%   76.1%   91.9%       63.0%   23.1%
      Provision for losses
        on contract sales          (27.0)  (21.0)  (42.7)       74.3   (26.8)
      Interest                      22.4    30.7    31.4        (1.0)   45.2
      Service                        8.1     8.5    11.9        28.3     6.8
      Commissions and other          5.1     5.7     7.5        21.7    13.5
                                   -----   -----   -----
      Total income                 100.0%  100.0%  100.0%
                                   =====   =====   =====

     Expenses:
      Interest                       8.4%   14.0%   18.2%      (18.6)   14.0
      Cost of servicing              6.2     7.1     9.5        18.3    10.7
      General and
        administrative              24.7    24.2    24.1        38.1    49.7
     Earnings before
      income taxes and
      extraordinary loss            60.7    54.7    48.2        50.7    68.8
     Earnings before
      extraordinary loss            36.4    31.8    29.4        55.7    60.6
     Net earnings                   36.4    31.8    22.3        55.7   111.6

     Net gains on contract sales increased 63.0% and 23.1% for the years ended December 31, 1994 and 1993, respectively, as the dollar volume of contracts originated and sold rose during these periods. During 1994, total contract sales increased $1,423,930,000, or 60.7%. During 1993, total contract sales increased $474,274,000, or 25.3%. Also contributing to the increase in net gains on contract sales for both 1994 and 1993 was an increase in the percentage of conventional contracts versus GNMA certificates sold (which is partially offset by a higher provision for losses on conventional contracts), and an increase in the average contract term due to a shift in the Company's MH financing to more expensive multi-section homes and land-and-home contracts. These increases were partially offset by decreased interest rate spreads on contracts sold in 1994, and in 1993, an increase in prepayment reserves as a result of falling interest rates and the ongoing evaluation of the Company's prepayment projections based on activity. For 1992, net gains on contract sales reflects the Company's purchase of portfolios from the Resolution Trust

     Corporation ("RTC") which resulted in gains at the time of sale primarily due to purchase discounts. The gain on RTC contract sales was substantially offset by recourse liabilities assumed at the same time which were included in the provision for losses on contract sales.

     Prevailing interest rates are typically affected by economic conditions. Changes in interest rates generally do not inhibit the Company's ability to compete, although from time to time, in particular geographic areas, local competition may be able to offer more favorable rates. Because of the size of the excess servicing spread (which enables the Company to absorb changes in interest rates) and the relatively short period of time between origination and sale of contracts, the Company's ability to sell contracts is generally not affected by gradual changes in interest rates, although the amount of earnings may be affected. Average excess servicing spreads were 3.1%, 3.8% and 4.8% for 1994, 1993 and 1992, respectively. Excess servicing spreads decreased during 1994 as the rates on the Company's sales of securitized loans increased faster than the rates on the contracts originated by the Company, whereas during 1993, the Company's spreads decreased as the rates on the contracts originated by the Company declined faster than the rates on the Company's sales of securitized loans. Excess servicing spreads were higher during 1992 as the rates on contracts purchased, primarily from the RTC, were higher than the rates on the contracts originated by the Company during 1992. Excluding the contracts purchased from the RTC, the servicing spread was 4.1% for 1992, which is reflective of interest rate movements during the year and interest rates at the time of sale. Traditionally, changes in interest rates have less of an impact on the Company's prepayment level as compared to conventional housing prepayment levels. The changes in the interest rate environment, however, did cause an increase in prepayments on the portfolio underlying the Company's excess servicing rights receivable during 1993 and 1994. The weighted average customer interest rate on the underlying portfolio of the Company decreased during 1994 and 1993 due to generally lower rates on originations for those years.

     The 74.3 % increase in the provision for losses on contract sales during 1994 reflects the Company's higher dollar volume of contracts sold as well as the changing mix of originations to a significantly lower percentage of FHA and VA contracts. The 26.8% decrease in the provision for losses on contract sales for 1993 is a result of the increased provision for losses incurred in 1992 for the recourse liabilities assumed as a result of the RTC repurchase and as a result of discounting the provision for losses on contracts sold during all of 1993 compared to just one quarter in 1992.
     The decrease in the 1993 provision for losses also reflects the shift in manufactured home sales to more expensive multi-section homes and land-and-home sales from single-wide homes. The Company's increased provision for losses on contract sales for 1992 reflects the effect of the RTC repurchase as well as the higher dollar volume of contracts sold. The Company feels that its credit underwriting standards and servicing procedures have served to stabilize its loss experience. A very important factor in the reduction of the Company's credit risk is the geographic dispersion of the portfolio. At December 31, 1994, no state accounted for more than 10% of all contracts serviced by the Company. The Company continually monitors its dispersion of contracts as economic downturns are often more severely felt in certain geographic areas than others.

     During the first and third quarters of 1994 the Company completed sales of a substantial portion of its excess servicing rights receivable to the public in the form of securitized NIM Certificates. Green Tree Securitized Net Interest Margin Trust 1994-A, completed in March, sold certificates valued at $508,000,000. This represented approximately 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1993. Green Tree Securitized Net Interest Margin Trust 1994-B, completed in July, sold certificates valued at $92,400,000 representing approximately 72% of the estimated present value of future excess servicing cash flows derived from the Company's securitized sales of manufactured housing contracts during the first and second quarters of 1994. The estimated present value of these future excess servicing cash flows was previously recorded on the Company's balance sheet as part of "excess servicing rights receivable", "contracts, GNMA certificates and collateral" and "allowance for losses on contracts sold with recourse". The remaining 22% and 28% interests retained by the Company in Net Interest Margin Trust 1994-A and 1994-B, respectively, representing subordinated certificates, continue to be recorded as part of excess servicing rights receivable and are shown net of projected losses.

     The manufactured housing market experienced a 20% increase in new home shipments during 1994 compared to 1993. The Company continues to benefit from this increase as its dollar volume of MH contract originations rose 30.7% during 1994 over 1993 to $3,201,491,000. This increase in dollar volume is due to the growth in the number of contracts originated by the Company, an increase in the average contract size as the Company's MH financing shifts to more expensive multi-section homes and land-and-home contracts, and price increases by the MH manufacturers.

     The dollar volume of home improvement contract originations rose 174.7% during 1994 over 1993 to $465,523,000. This significant level of continuing growth results from vastly expanding the number of relationships with HI contractors, remodelers and dealers throughout the United States, as well as obtaining more business from existing dealers. This has provided the Company with an established and growing network through which to market its financing.

     Interest income is realized from contracts held for sale, cash deposits, short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income decreased 1.0% for the year ended December 31, 1994. Interest income relating to the amortization of the present value discount during 1994 decreased compared to 1993 as a result of the NIM Certificate sales, offset partially by interest accrued on the subordinated certificates. Earnings on short-term investment activity relating to the cash generated by the NIM Certificate sales and an increase in average contracts held for sale due to substantially higher production levels during 1994 also partially offset that decrease. Interest income grew 45.2% during 1993 due to interest earned on the increased dollar amount of contracts held for sale during 1993 compared to 1992. During 1993 and 1992, increased amortization of the present value discount on the Company's growing excess servicing rights receivable also contributed to the growth in interest income.

     The increase in service income of 28.3% during 1994 and 6.8% during 1993 resulted from the 35.2% and 20.3% growth in the Company's average originated servicing portfolio during 1994 and 1993, respectively, but was offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others during 1994 and 1993 decreased 22.1% and 23.0%, respectively. The Company expects this decline in outside servicing income to continue in the future.

     Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew during 1994, 1993 and 1992 primarily as a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

     Interest expense decreased 18.6% during the year ended December 31, 1994. The Company maintained a lower level of borrowings to fund its loan originations during 1994, as compared with 1993, as a result of converting a substantial portion of its excess servicing rights receivable to cash through the NIM Certificate sales, as well as completing more frequent contract sales in 1994. This decreased level of borrowings is offset slightly by higher average credit facility borrowing rates throughout much of 1994. The Company's interest expense increased 14.0% in 1993 as a result of the higher amount of average outstanding borrowings supporting the Company's increased contract inventory levels. The increase was, however, partially offset by lower credit facility borrowing rates and the lower effective interest rate on the Company's senior subordinated debt as a result of the Company's debt exchange in 1992. Interest expense was lower in 1992 primarily as a result of the April debt exchange which reduced the blended effective cost of the Company's publicly held subordinated debt from 13.1% to 10.8%.

     Green Tree's dollar amount of cost of servicing has increased over the past three years as its total average servicing portfolio during the years ended December 31, 1994, 1993 and 1992 grew 32.4%, 17.1% and 8.0%, respectively.
     The Company's cost of servicing as a percentage of contracts serviced has decreased over each of the past three years.

     General and administrative expenses rose 38.1% and 49.7% during 1994 and 1993, respectively. However, as a percentage of contract originations and as a percentage of revenue, these expenses have remained relatively constant over the past three years. The dollar growth is due primarily to an increase in personnel and other origination costs related to the significant growth in the number of contracts the Company has originated over the past three years. The Company continues to actively manage and control these expenses, although increases are expected as the volume of business grows.

     During the third quarter of 1993, the Company took a one-time charge to earnings of $4,685,000 as a result of the August 1993 enactment of the new federal corporate income tax rate. The charge reflects the increase in the federal corporate income tax rate on the Company's deferred tax liability and increased the Company's effective tax rate during that year to 41.9%. The Company's effective tax rate during 1994 was 40% and in 1992 was 39%. As a result of a new organizational structure instituted in December 1994, the Company's effective tax rate for 1995 is expected to be 38%.

     The Company is affected by consumer demand for manufactured housing, home improvements, consumer products and its insurance products. Consumer demand, in turn, is partially influenced by regional trends, economic conditions and personal preferences. The Company can make no prediction about any particular geographic area in which it does business. These regional effects, however, are mitigated by the national geographic dispersion of its servicing portfolio.

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

       Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. Under certain securitized sales structures, corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral are provided by the Company as credit enhancements. Certain senior/subordinated structures, used during 1990, 1991 and 1992, retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale, as well as cost considerations and availability and effectiveness of the various enhancement methods. During 1994, the Company used a senior/subordinated structure for each of its eight conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. This is the first year in which the Company has had more than one securitized conventional manufactured home loan sale in a quarter. The Company's production has reached a volume where multiple conventional manufactured home loan sales in a quarter are more feasible economically and they serve to reduce interest rate risk by shortening the holding period of the contracts. The Company's first public home improvement loan sale, in the first quarter of 1994, was a single class pass-through enhanced with a cash collateral account, whereas its public sales in the second, third and fourth quarters of 1994 were each comprised of two trusts. The first trust, which included secured home improvement contracts, employed a senior/subordinated structure with a corporate guarantee and the second trust, which included unsecured home improvement contracts, was a single class pass-through with a corporate guarantee.

     During 1994, the Company added another significant source of liquidity in completing its first two public sales of a significant portion of its excess servicing rights receivable. Net proceeds to the Company from the sales were approximately $584,000,000 and were used to pay down notes payable, with the remainder invested in marketable short-term securities and used to fund ongoing contract originations. The Company may consider such transactions as a source of future liquidity.

     In February 1992, the Company replaced letters of credit and cash deposits held as credit enhancements for certain existing securitized transactions with financial guaranty insurance policies issued by a credit bond insurer for an annual fee approximately equal to the Company's cost of maintaining the letters of credit and cash deposits. The financial guaranty insurance policies are noncancelable for the lives of the securitized transactions. The effect of this transaction was to make available to the Company previously restricted cash deposits approximating $20 million. In addition, the Company's outstanding letters of credit were reduced by approximately $62 million.

     Servicing fees and net interest payments collected, which has been the Company's principal source of cash, decreased during the year ended December 31, 1994 as a result of the NIM Certificate sales, the proceeds of which are shown separately on the Company's statements of cash flows. Net interest payments collected on the transactions underlying the NIM Certificates, after certain deductions, are remitted directly to the senior certificateholders. Payments on the subordinated certificates will not commence until the senior certificateholders have been paid in full. For the year ended December 31, 1994, servicing fees and net interest payments collected consist only of servicing fees collected on the NIM Certificates, plus servicing fees and net interest payments on all existing HI and CP securitizations, the third and fourth quarter 1994 MH securitizations and all of the GNMA pools sold during 1994. In the future, servicing fees and net interest payments collected will continue to include activity relating to all future securitizations and GNMA pools in which the Company does not sell or has not yet sold a portion of the related excess servicing rights, until the Company begins to collect payments on its subordinated interest. The increases in servicing fees and net interest payments collected during 1993 and 1992 are a result of the increased amount of servicing spread collected due to the growth of the Company's servicing portfolio.

     Net principal payments collected have been positive in each of the last three years as a result of an increase in the contract principal payments collected by the Company as of the end of each year but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio. Included in net principal payments collected in 1992 was approximately $18,000,000 of previously advanced principal recouped by the Company in conjunction with the purchase and resale of contracts from the RTC.

     Interest on contracts and GNMA certificates during 1994 includes interest the Company received on the NIM Certificates for the period they were held by the Company.

     Defeasance structures were used on the Company's securitized sales in the fourth quarter of 1990 and continued through the second quarter of 1992. The cash flows used to make these defeasance payments were sold as part of the NIM Certificate sale.

     Repossession losses net of recoveries decreased significantly in 1994 as a result of the sale of the NIM Certificates. Repossession losses on contracts whose net cash flows were sold as part of these transactions (with the exception of the first five securitized sales completed by Green Tree in 1987 through the first quarter of 1988 as such losses were excluded from the 1994-A NIM Certificate sale) are not borne by the Company but, instead, reduce the amount of cash available to pay the senior certificateholders. To the extent that such losses should exceed projected levels, the impact would first be borne by Green Tree through charges to the valuation of its subordinated certificates, and thereafter by the holders of the certificates, not through charges to the allowance for losses on contracts sold. Repossession losses decreased in 1993 as compared to 1992, despite a larger average servicing portfolio, as a result of continued improvement in the performance of the loan portfolio. In the future, repossession losses net of recoveries will continue to include activity relating to all future securitizations and GNMA pools in which the Company does not sell or has not yet sold a portion of the related excess servicing rights, as well as losses on the first five MH securitizations.

     FHA insurance premiums paid also decreased significantly during 1994, as such payments which relate to contracts in the NIM Certificate sales are made through cash flows on those transactions.

     Net cash provided by operating activities increased significantly over 1993, primarily as a result of the sale of NIM Certificates. Proceeds from the sale of contracts was greater than the purchase of contracts held for sale in 1994 as the Company chose to securitize its HI loans primarily originated in the third and fourth quarters of 1993 in 1994. Net cash from operating activities was negative in 1993 due largely to the increase in dollar volume of contracts held for sale. This increase in contract inventory was a result of the Company's decision not to securitize any CP loans, any HI loans after the second quarter, and through increases in MH production. During 1992, the additional servicing fees and net interest and principal payments collected, as well as the reduction in net cash deposits provided, contributed to the Company's positive cash flows from operating activities. These increased operating cash flows in 1992 were offset by increased repossession losses net of recoveries as a result of management's action to reduce the Company's aged repossession inventory levels and poor economic conditions in California. To a lesser extent, 1994, 1993 and 1992 cash flows from operating activities were also reduced by income taxes paid. The Company expects it will use its remaining net operating loss carryforward during 1995, and accordingly will be paying additional taxes on its taxable income thereafter.

     Net cash used for investing activities included the purchase in 1993 of certain floors of the building where the Company's corporate offices are located, and in 1994, included the renovation of certain floors in its corporate office building and the buyout and upgrade of the Company's main frame computer.

     The Company used cash from financing activities during 1994 as it repaid all of its borrowings on credit facilities and increased its common stock dividend rate 33.3% in May 1994. Net cash provided by financing activities was positive in 1993 as borrowings on credit facilities and proceeds from the issuance of common stock and debt exceeded debt repayments and dividends, while in 1992, debt repayments, dividends and other financing activities exceeded borrowings.

     The Company had a $60,000,000 bank warehousing credit agreement for the purpose of financing its manufactured home, home improvement and motorcycle contract production, as well as meeting other cash needs, under which $60,000,000 was available, subject to the availability of appropriate collateral, at December 31, 1994. As a result of the increased liquidity that Green Tree experienced during 1994, the Company chose to reduce the amount of this facility to $15,000,000, and revised and extended the agreement effective January 1, 1995. This new agreement is unsecured and expires December 31, 1995.

     In addition, the Company currently has $950,000,000 in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At December 31, 1994, the Company had $950,000,000 available under these master repurchase agreements, subject to the availability of appropriate collateral. These agreements all provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional year term based upon receipt of updated quarterly financial information from the Company. The Company believes that, if it so desires, these agreements will continue to be renewed each quarter.

     In September 1993, the Company completed a 5,000,000 share (post-split) common stock offering, and sold an additional 750,000 shares to cover over-allotments. The net proceeds of approximately $138,000,000 were used to finance the Company's continued growth in its manufactured home, home improvement and consumer products contract inventory, to temporarily reduce notes payable under the Company's borrowing agreements, and for other general corporate purposes. During the first quarter of 1992, the Company completed a 12,000,000 share (post-split) common stock offering, and in April 1992, the Company sold an additional 1,229,600 shares to cover over-allotments. The net proceeds of approximately $115,000,000 were used to purchase and retire all of the Company's outstanding preferred stock (which had a liquidation value of $143,495,000) for $102,000,000 as part of the settlement of litigation between the Company and the RTC, and for general corporate purposes. The preferred stock had a $9,300,000 annual cash dividend requirement which terminated upon its repurchase.

     In September 1992, the Securities and Exchange Commission declared effective the Company's $250 million shelf registration which enables the Company to offer, from time to time, medium-term notes with maturities in excess of nine months. The notes may bear interest at fixed or floating rates. In October 1992, the Company sold $12 million of 7.55% notes due 1999. In April 1993, the Company sold an additional $14,650,000 of medium-term notes. The notes were issued at varying rates (6.69% to 7.62%) with terms ranging from 5 to 10 years. The proceeds from the issuance of these notes were used to pay down the Company's notes payable. The issuance of these notes lengthened the Company's debt maturity schedule at an interest rate which the Company believed to be favorable.

     In April 1992, the Company completed an exchange offer related to its 8 1/4% Senior Subordinated Debentures due 1995 (the "Debentures"). Of the $287,500,000 of Debentures, $267,254,000 were tendered and accepted for exchange by the Company for its new 10 1/4% Senior Subordinated Notes due 2002. The result of the exchange was to reduce the blended effective cost of the Company's outstanding subordinated debt from 13.1% to 10.8%. An extraordinary charge of $17,457,000 was recognized in the second quarter as a result of the exchange. The extraordinary charge resulted from the accelerated write-down of the original issue discount and deferred debt expense, net of income taxes of $11,161,000, relating to the Debentures exchanged. The $20,246,000 of remaining Debentures due June 1, 1995 will be retired by the Company from its available cash.

     Item 8.  Financial Statements and Supplementary Data.
     -----------------------------------------------------




               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                    FINANCIAL STATEMENTS FURNISHED PURSUANT
                       TO THE REQUIREMENTS OF FORM 10-K


                                      AND


                         INDEPENDENT AUDITORS' REPORT
                     -------------------------------------

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 --------------------------------------------

                         INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Shareholders
     Green Tree Financial Corporation
     Saint Paul, Minnesota:

     We have audited the accompanying consolidated balance sheets of Green Tree Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994 and the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Tree Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



     Minneapolis, Minnesota
     February 6, 1995

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                           December 31
                                                  ------------------------------
                                                       1994            1993
                                                  --------------  --------------
ASSETS:
 Cash and cash equivalents (Note A)               $  455,956,000  $  170,674,000
 Cash deposits, restricted (Note F)                  146,057,000     124,817,000
 Other investments (Note A)                           20,920,000      19,016,000
 Receivables:
   Excess servicing rights
     (Notes A and B)                                 533,182,000     843,489,000
   Floorplan (net of allowance
    of $1,216,000)                                   166,507,000              --
   Other accounts receivable                          34,841,000      58,604,000
 Contracts, GNMA certificates and
   collateral(Notes C, E and F)                      372,776,000     495,225,000
 Property, furniture and fixtures
   (Note D)                                           36,555,000      23,275,000
 Other assets (including deferred
   debt expense of $2,427,000 and
   $2,816,000, respectively)                           5,045,000       4,402,000
                                                  --------------  --------------
     Total assets                                 $1,771,839,000  $1,739,502,000
                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable (Note E)                           $           --  $  206,911,000
 Senior notes (Note E)                                26,650,000      26,650,000
 Senior subordinated notes due 2002
   (Note E)                                          262,814,000     262,435,000
 Senior subordinated debentures due
   1995 (Note E)                                      19,855,000      19,008,000
 Allowance for losses on contracts
   sold with recourse (Notes A and F)                 84,016,000     222,135,000
 Accounts payable and accrued
  liabilities                                        183,749,000     103,598,000
 Investor payable                                    169,269,000     139,655,000
 Income taxes, principally deferred
  (Note K)                                           299,595,000     209,681,000
                                                  --------------  --------------
     Total liabilities                             1,045,948,000   1,190,073,000

 Commitments and contingencies (Notes F and I)

 Stockholders' equity (Notes E and G):
 Common stock, $.01 par; authorized
   150,000,000 shares, issued and
   outstanding 67,647,192 shares
   (1994) and 67,034,784 shares (1993)                   676,000         670,000
 Additional paid-in capital                          297,408,000     286,396,000
 Retained earnings                                   427,807,000     262,363,000
                                                  --------------  --------------
     Total stockholders' equity                      725,891,000     549,429,000
                                                  --------------  --------------
                                                  $1,771,839,000  $1,739,502,000
                                                  ==============  ==============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                  Year ended December 31
                                        ------------------------------------------
                                            1994           1993           1992
                                        ------------   ------------   ------------
INCOME:
  Net gains on contract sales           $454,831,000   $279,061,000   $226,754,000
  Provision for losses on
    contract sales                      (134,416,000)   (77,135,000)  (105,357,000)
  Interest                               111,376,000    112,495,000     77,461,000
  Service                                 40,077,000     31,249,000     29,252,000
  Commissions and other                   25,559,000     21,010,000     18,505,000
                                        ------------   ------------   ------------
                                         497,427,000    366,680,000    246,615,000

EXPENSES:

  Interest                                41,619,000     51,155,000     44,868,000
  Cost of servicing                       30,857,000     26,078,000     23,557,000
  General and administrative             122,820,000     88,910,000     59,384,000
                                        ------------   ------------   ------------
                                         195,296,000    166,143,000    127,809,000
                                        ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                 302,131,000    200,537,000    118,806,000

INCOME TAXES (Note K)                    120,852,000     84,114,000     46,334,000
                                        ------------   ------------   ------------

EARNINGS BEFORE EXTRAORDINARY LOSS       181,279,000    116,423,000     72,472,000

EXTRAORDINARY LOSS ON DEBT EXCHANGE
  (Net of income taxes of
  $11,161,000)(Note E)                            --             --    (17,457,000)
                                        ------------   ------------   ------------

NET EARNINGS                            $181,279,000   $116,423,000   $ 55,015,000
                                        ============   ============   ============


EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Earnings before extraordinary
    loss                                       $2.61          $1.81         $ 1.21
  Extraordinary loss                              --             --           (.30)
                                               -----          -----          -----
  Net earnings                                 $2.61          $1.81          $ .91
                                               =====          =====          =====

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                             69,334,169     64,374,818     58,399,940

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                  Additional                        Total
                                         Preferred   Common         paid-in         Retained     stockholders'
                                           stock      stock         capital         earnings        equity
                                         ---------   --------    ------------    ------------    ------------

BALANCES, December 31, 1991               $14,000    $472,000    $124,747,000    $112,311,000    $237,544,000

Common stock issuance                          --     136,000     118,935,000              --     119,071,000
Preferred stock repurchased               (14,000)         --    (101,986,000)             --    (102,000,000)
Dividends on:
  Preferred stock                              --          --              --      (1,995,000)     (1,995,000)
  Common Stock                                 --          --              --      (8,801,000)     (8,801,000)
Net earnings                                   --          --              --      55,015,000      55,015,000
                                          -------    --------    ------------    ------------    ------------

BALANCES, December 31, 1992                    --     608,000     141,696,000     156,530,000     298,834,000

Common stock issuance                          --      62,000     144,700,000              --     144,762,000
Dividends on common stock                      --          --              --     (10,590,000)    (10,590,000)
Net earnings                                   --          --              --     116,423,000     116,423,000
                                          -------    --------    ------------    ------------    ------------

BALANCES, December 31, 1993                    --     670,000     286,396,000     262,363,000     549,429,000

Common stock issuance                          --       6,000      11,012,000              --      11,018,000
Dividends on common stock                      --          --              --     (15,835,000)    (15,835,000)
Net earnings                                   --          --              --     181,279,000     181,279,000
                                          -------    --------    ------------    ------------    ------------

BALANCES, December 31, 1994               $    --    $676,000    $297,408,000    $427,807,000    $725,891,000
                                          =======    ========    ============    ============    ============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
              -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                           Year ended December 31
                                             -------------------------------------------------
                                                 1994              1993              1992
                                             ------------      ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Servicing fees and net
   interest payments collected             $   93,119,000    $  249,884,000     $  205,900,000
 Net proceeds from sale of net
   interest margin certificates               583,800,000                --                 --
 Net principal payments
   collected                                      693,000        28,316,000         45,256,000
 Interest on contracts and
   GNMA certificates                           61,007,000        52,016,000         27,184,000
 Interest on cash and
   investments                                 15,002,000         5,517,000          5,731,000
 Commissions                                   16,609,000        13,665,000         16,254,000
 Other                                          2,491,000         2,092,000          3,096,000
                                             ------------      ------------      -------------
                                              772,721,000       351,490,000        303,421,000
                                             ------------      ------------      -------------
 Cash paid to employees
   and suppliers                             (136,796,000)      (87,864,000)       (75,905,000)
 Defeasance payments                                   --       (32,177,000)       (29,725,000)
 Interest paid on debt                        (38,604,000)      (48,472,000)       (40,099,000)
 Repossession losses net
   of recoveries                               (1,538,000)      (46,325,000)       (50,369,000)
 FHA insurance premiums                        (2,181,000)      (19,681,000)       (17,888,000)
 Income taxes paid                            (28,385,000)      (17,800,000)        (9,622,000)
                                             ------------      ------------      -------------
                                             (207,504,000)     (252,319,000)      (223,608,000)
                                             ------------      ------------      -------------
 NET CASH PROVIDED BY
   OPERATIONS                                 565,217,000        99,171,000         79,813,000

Purchase of contracts
   held for sale                           (3,718,545,000)   (2,665,594,000)    (1,879,934,000)
 Proceeds from sale of
   contracts held for sale                  3,764,569,000     2,319,268,000      1,866,896,000
 Principal collections on
   contracts held for sale                     71,382,000        40,789,000         19,214,000
 Floorplan loans disbursed                   (368,873,000)               --                 --
 Principal collections on
   floorplan loans                            233,771,000                --                 --
 Cash deposits provided as
   credit enhancements                        (36,176,000)      (12,133,000)       (44,304,000)
 Cash deposits returned                        14,936,000         4,384,000         22,131,000
                                             ------------      ------------      -------------
NET CASH PROVIDED BY (USED
 FOR) OPERATING ACTIVITIES                    526,281,000      (214,115,000)        63,816,000
                                             ------------      ------------      -------------

CASH FLOWS FROM INVESTING  ACTIVITIES:
 Purchase of property,
   furniture and fixtures                     (18,911,000)      (11,658,000)        (1,694,000)
 Purchase of investment
   securities                                  (1,904,000)       (5,512,000)        (2,020,000)
                                             ------------      ------------      -------------
NET CASH USED FOR
  INVESTING ACTIVITIES                        (20,815,000)      (17,170,000)        (3,714,000)
                                             ------------      ------------      -------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                         Year ended December 31
                                           --------------------------------------------------
                                                1994              1993              1992
                                           --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on credit facilities            1,418,011,000     2,379,552,000     1,188,115,000
 Repayments on credit facilities           (1,624,922,000)   (2,252,079,000)   (1,208,864,000)
 Common stock issued                            2,562,000       141,028,000       116,286,000
 Repurchase of preferred stock                         --                --      (102,000,000)
 Dividends paid                               (15,835,000)      (10,590,000)      (13,123,000)
 Proceeds from debt issuance                           --        14,650,000        12,000,000
 Payments of debt                                      --        (4,037,000)       (6,983,000)
 Fees paid for debt
   exchange and issuance                               --                --        (2,968,000)
                                           --------------    --------------    --------------
NET CASH (USED FOR) PROVIDED
 BY FINANCING ACTIVITIES                     (220,184,000)      268,524,000       (17,537,000)
                                           --------------    --------------    --------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                             285,282,000        37,239,000        42,565,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                         170,674,000       133,435,000        90,870,000
                                           --------------    --------------    --------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                            $  455,956,000    $  170,674,000    $  133,435,000
                                           ==============    ==============    ==============

RECONCILIATION OF NET
 EARNINGS TO NET CASH PROVIDED BY
 (USED FOR) OPERATING ACTIVITIES:
 Net earnings                              $  181,279,000    $  116,423,000    $   55,015,000
 Deferred taxes                                90,572,000        63,743,000        26,554,000
 Extraordinary loss on debt exchange                   --                --        28,618,000
 Depreciation and amortization                  9,762,000         5,291,000         6,711,000
 Net proceeds from sale of net interest
   margin certificates                        583,800,000                --                --
 Net contract payments collected, less
   excess servicing rights recorded          (302,610,000)      (58,844,000)       34,557,000
 Amortization of deferred service income       (6,599,000)      (26,318,000)      (21,240,000)
 Net amortization of present
   value discount                             (33,316,000)      (54,793,000)      (44,625,000)
 Net increase in cash deposits                (21,240,000)       (7,749,000)      (22,173,000)
 Purchase of contracts held
   for sale, net of sales
   and principal collections                  117,406,000      (305,537,000)        6,176,000
 Floorplan loans disbursed, net of
   principal collections                     (135,102,000)               --                --
 Net discount (gain) on sale of loans          36,816,000        16,496,000        (9,720,000)
 Other                                          5,513,000        37,173,000         3,943,000
                                           --------------    --------------    --------------
NET CASH PROVIDED BY (USED
 FOR) OPERATING ACTIVITIES                 $  526,281,000    $ (214,115,000)   $   63,816,000
                                           ==============    ==============    ==============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 --------------------------------------------

     A.  Summary of Significant Accounting Policies

     Principles of consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

     Contract sales
     --------------

     The Company originates directly, or indirectly through dealers, conditional sales contracts which are typically sold at or near par to investors. The Company retains the servicing rights and participation in certain cash flows from the loans. The present value of expected cash flows from this participation which exceeds normal servicing fees is recorded at the time of sale as "excess servicing rights receivable." The excess servicing rights receivable is calculated using prepayment, default and interest rate assumptions which the Company believes market participants would use for similar instruments, such assumptions being consistent, given portfolio composition, with those used in the public sales of the NIM Certificates. The excess servicing rights receivable has not been reduced for potential losses under recourse provisions of the sales. The allowance for losses on contracts sold with recourse is shown separately as a liability on the Company's balance sheet. For contracts sold prior to October 1, 1992, the allowance is shown on a nondiscounted basis. For contracts sold after September 30, 1992, the allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of losses based on guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") in "EITF Issue 92-2."

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates are revised as necessary for any reductions in expected future cash flows arising from adverse prepayment and loss experience by recording a charge to current earnings. Favorable experience is recognized prospectively as realized.

     During 1994, in two separate transactions, the Company sold a substantial portion of its excess servicing rights receivable to investors in the form of securitized NIM Certificates. The subordinated certificates retained by the Company are included in excess servicing rights receivable at a value which is net of expected losses. No gain or loss was recorded as a result of these transactions, such certificates being valued in the market place using prepayment, default and interest rate assumptions generally consistent with those recorded by the Company.

     Interest payments received on the contracts, less interest payments paid to investors (including payments on the NIM Certificates), are reported on the consolidated statements of cash flows as "servicing fees and net interest payments collected." Principal payments received on the contracts, less non-defeasance principal payments paid to investors, is reported as "net principal payments collected" on the consolidated statements of cash flows. Interest income and service income are recognized by systematically amortizing the present value discount and deferred service income, respectively.

     The Company defers service income at an annual rate of 0.44% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which averaged approximately 9.5% in 1994, 9.3% in 1993 and 9.6% in 1992. The Company has developed its assumptions based on experience with its own portfolio, available market data (including market estimates utilized in the sales of the NIM Certificates) and ongoing consultation with its investment bankers. The Company believes that the assumptions used in estimating cash flows are similar to that which would be used by an outside investor.

     Depreciation
     ------------

     Property, furniture and fixtures are carried at cost and are depreciated over their estimated useful lives on a straight-line basis.

     Deferred debt expenses
     ----------------------

     Expenses associated with the issuance of long-term debt are amortized on a straight-line basis over the term of the debt. Amortization was $390,000 in 1994, $389,000 in 1993 and $494,000 in 1992.

     Earnings per common and common equivalent share
     -----------------------------------------------

     Earnings per common and common equivalent share are computed by dividing net earnings less preferred dividends ($1,995,000 in 1992) by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each year. Common Stock equivalents consist of the dilutive effect of Common Stock which may be issued upon exercise of stock options. All share and per-share amounts have been restated to reflect the two-for-one stock splits the Company effected in January 1993 and June 1994. Earnings per share and fully diluted earnings per share are substantially the same.

     Cash and cash equivalents
     -------------------------

     For purposes of the statements of cash flows, the Company considers all highly liquid temporary investments purchased with a maturity of three months or less to be cash equivalents. These temporary investments include United States Treasury Funds, A1/P1 commercial paper or bank money market accounts. At December 31, 1994 and 1993, cash of approximately $164,901,000 and $140,528,000, respectively, was held in trust for subsequent payment to investors. In addition, cash of approximately $3,377,000 and $2,404,000 was restricted and held by the Company's subsidiaries pursuant to master repurchase agreements and government requirements at December 31, 1994 and 1993, respectively.

     Other investments
     -----------------

     Other investments consist of highly liquid investments with original maturities of more than three months. Other investments are held in United States Treasury Bills, United States Government Bonds, corporate bonds and certificates of deposit, and are stated at cost plus accrued interest, which approximates market value. At December 31, 1994 and 1993, investments of approximately $19,916,000 and $17,865,000, respectively, were held in trust for policy and claim reserves for the Company's insurance subsidiaries. In addition, investments of approximately $1,004,000 and $1,151,000 were restricted and held by the Company's subsidiaries pursuant to a master repurchase agreement and government requirements at December 31, 1994 and 1993, respectively.

     Allowance for losses
     --------------------

     Recourse of investors against the Company is governed by the agreements between the investor and the Company (Note F). The allowance for losses on contracts sold with recourse represents the Company's best estimate of future credit losses likely to be incurred over the entire life of the contracts, pursuant to recourse provided to investors. Amounts representing losses on the contracts underlying the NIM Certificates are reflected in the carrying value of the subordinated certificates.

     B.  Excess Servicing Rights Receivable

     Excess servicing rights receivable consists of net excess cash expected to be collected over the life of the contracts sold. During 1994, a substantial portion of these net cash flows were sold to investors through two securitized NIM Certificate sales in which the Company retained a subordinated interest. As of December 31 excess servicing rights receivable consists of:

                                                                                                       Excess
                                                                                                     Servicing
                                                        Gross                    NIM                   Rights
1994                                                 Cash Flows             Certificates             Receivable
- ----                                                 ----------             ------------             ----------
Gross cash flows receivable
  on contracts sold                                $3,034,775,000         $(2,192,553,000)          $842,222,000
Less:
  Prepayment reserve                               (1,053,682,000)            729,186,000           (324,496,000)
  FHA insurance and other fees                        (66,269,000)             53,902,000            (12,367,000)
  Deferred service income                            (236,007,000)            167,089,000            (68,918,000)
  Discount to present value                          (543,573,000)            422,778,000           (120,795,000)

Subordinated interest in
  NIM Certificates                                             --             217,536,000            217,536,000
                                                   --------------         ---------------           ------------
                                                   $1,135,244,000         $  (602,062,000)          $533,182,000
                                                   ==============         ===============           ============

1993
- ----
Gross cash flows receivable
  on contracts sold                                $2,307,735,000                      --         $2,307,735,000
Less:
  Prepayment reserve                                 (761,732,000)                     --           (761,732,000)
  FHA insurance and other fees                        (83,706,000)                     --            (83,706,000)
Deferred service income                              (161,407,000)                     --           (161,407,000)
  Discount to present value                          (457,401,000)                     --           (457,401,000)
                                                  ---------------            ------------         --------------
                                                  $   843,489,000                      --         $  843,489,000
                                                  ===============            ============         ==============

     During 1994 the Company completed two sales of portions of its excess servicing rights receivable in the form of securitized NIM Certificates. Green Tree Securitized Net Interest Margin Trust 1994-A, completed in March, sold certificates representing approximately 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1993. Green Tree Securitized Net Interest Margin Trust 1994-B, completed in July, sold certificates representing approximately 72% of the estimated present value of future excess servicing cash flows derived from the Company's sales of manufactured housing contracts in the first and second quarters of 1994. The remaining 22% and 28% interests in Net Interest Margin Trust 1994-A and 1994-B, respectively, were retained by the Company as subordinated interests.

     This subordinated interest will continue to accrue interest as no payments of principal or interest will be made until the senior certificateholders have been paid in full. The carrying value is analyzed quarterly to determine the impact, if any, of adverse prepayment or loss experience. However, the carrying value will continue to reflect the discount rates utilized at the time of sale.

     The carrying value of excess servicing rights receivable is analyzed quarterly to determine the impact of prepayments, if any. During 1993, adjustments were required as a result of adverse prepayment activity which approximated $22,000,000.

     During the years ended December 31, 1994, 1993 and 1992, the Company sold $45,668,000, $213,368,000 and $268,916,000, respectively, of GNMA guaranteed certificates secured by FHA-insured and VA-guaranteed contracts. At December 31, 1994 and 1993, the outstanding principal balance on GNMA certificates issued by the Company was $1,520,307,000 and $1,793,908,000, respectively.

     During the years ended December 31, 1994, 1993 and 1992, the Company sold $3,724,102,000, $2,132,472,000 and $1,602,650,000, respectively, of contracts in various securitized transactions and in sales to private investors. At December 31, 1994 and 1993, the outstanding principal balance on all conventional securitized and private investor sales was $7,534,340,000 and $4,713,012,000, respectively.

     C.  Contracts, GNMA Certificates and Collateral

     Contracts, GNMA certificates and collateral consist of:

                                             December 31
                                      --------------------------
                                          1994          1993
                                      ------------  ------------

      Contracts held for sale         $341,370,000  $428,092,000
      Other contracts held              12,418,000     9,570,000
      Collateral in process
        of liquidation                   8,681,000    47,847,000
      Contracts held as collateral      10,307,000     9,716,000
                                      ------------  ------------
                                      $372,776,000  $495,225,000
                                      ============  ============

     Collateral in process of liquidation includes collateral related only to contracts which have not been included in the MH securitizations and GNMA pools underlying the NIM Certificate sales. Gross collateral in process of liquidation was $53,193,000 as of December 31, 1994.

     The aggregate method is used in determining the lower of cost or market value of contracts held for sale and contracts held as collateral. See fair value disclosure of financial instruments in Note H.

     Potential losses on the liquidation of the collateral are included in determining the allowance for losses on contracts sold with recourse (Notes F and H).

     Included in other accounts receivable as of December 31, 1994 and 1993 was approximately $1,284,000 and $34,055,000, respectively, of GNMA certificates which were sold during 1994 and 1993 for settlement in January 1995 and 1994, respectively. These GNMA certificates along with contracts held for sale are used in full or in part as collateral on the Company's warehousing credit agreement and master repurchase agreements (Note E).

     D.  Property, Furniture and Fixtures

     Property, furniture and fixtures consist of:

                                                 December 31
                              Estimated   --------------------------
                            useful life      1994           1993
                            -----------   -----------    -----------
Cost:
  Building                     35 years   $20,530,000    $17,268,000
  Furniture and equipment     3-7 years    30,042,000     14,213,000
  Leasehold improvements      3-5 years       266,000        485,000
  Land and improvements                     1,796,000      1,795,000
                                          -----------    -----------
                                           52,634,000     33,761,000
Less accumulated depreciation             (16,079,000)   (10,486,000)
                                          -----------    -----------
                                          $36,555,000    $23,275,000
                                          ===========    ===========

     Depreciation expense for 1994, 1993 and 1992 was $5,656,000, $2,482,000 and
     $1,668,000, respectively.

     E.  Debt

     The Company had a $60,000,000 bank warehousing credit agreement under which $60,000,000 was available, subject to the availability of appropriate collateral, at December 31, 1994 as there were no borrowings under this agreement. This committed facility is to be used for financing the Company's manufactured home, home improvement and motorcycle contract production, as well as meeting other daily cash needs. The agreement provided for interest at variable rates and certain fee provisions, the costs of which are included in interest expense. Any borrowings were collateralized by manufactured housing, home improvement and motorcycle contracts. The credit agreement contains certain restrictive covenants which include maintaining minimum net worth (as defined in the agreement) and a debt to net worth ratio not to exceed 5 to 1. As a result of the increased liquidity that Green Tree experienced during 1994, the Company chose to reduce the amount of this facility to $15,000,000, and revised and extended the agreement effective January 1, 1995. This new agreement is unsecured and expires December 31, 1995. In addition, the Company currently has $950,000,000 in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At December 31, 1994, the amount available, subject to the availability of appropriate collateral, was $950,000,000 as there were no borrowings under these agreements. These agreements all provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional year term based upon receipt of updated quarterly financial information
     from the Company.   The Company believes that, if it so desires, these
     agreements will continue to be renewed each quarter.

Debt is as follows:

                                                        December 31
                                               ---------------------------
                                                   1994           1993
                                               ------------   ------------

      Notes payable                            $         --   $206,911,000
      Senior notes                               26,650,000     26,650,000
      Senior subordinated notes, 10 1/4%,
       due 2002 (see below), less
       unamortized original issue
       discount of $4,440,000 and
       $4,819,000, respectively                 262,814,000    262,435,000
      Senior subordinated debentures,
       8 1/4%, due 1995 (see below), less
       unamortized original issue
       discount of $391,000 and
       $1,238,000, respectively                  19,855,000     19,008,000
                                               ------------   ------------
                                               $309,319,000   $515,004,000
                                               ============   ============

     The Company has on file a shelf registration to issue up to $250 million of senior notes with maturities in excess of nine months. The notes may bear interest at fixed or floating rates. The senior notes outstanding at December 31, 1994 and 1993 bear interest at a weighted average rate of 7.27% and have maturities ranging from 1998 to 2003. Interest on these notes is payable semi-annually.

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

     At December 31, 1994, aggregate maturities of debt for the following five years are $40,246,000, payable as follows: $20,246,000 in 1995, $8,000,000 in 1998 and $12,000,000 in 1999.

     F.  Allowance for Losses on Contracts Sold with Recourse

     The Company sells GNMA guaranteed certificates which are secured by FHA-insured and VA-guaranteed contracts. The majority of credit losses incurred on these contracts are covered by FHA insurance or VA guarantees with the remainder borne by the Company.

     The Company establishes an allowance for expected losses under the recourse provisions with investors/owners of contracts or investor certificates and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to
     be incurred.   The amount of this provision is reviewed quarterly and
     adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the two sales to date of NIM Certificates.

     The Company has provided the investors/owners of pools of contracts with a variety of additional forms of credit enhancements on its securitized sales. These credit enhancements have included corporate guarantees, letters of credit and surety bonds that provided limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as the credit enhancement. At December 31, 1994 and 1993, the Company had bank letters of credit and surety bonds outstanding of $174,910,000 and $204,803,000, respectively. Cash deposits held in interest bearing accounts totaled $146,057,000 and $124,817,000, and contracts pledged aggregated $10,307,000 and $9,716,000 at December 31, 1994 and 1993,
     respectively, and are maintained as part of credit enhancement features under certain sales structures.

     Allowances are provided for the Company's best estimate of future credit losses likely to be incurred over the entire life of the contracts. Estimated losses are based on an analysis of the underlying loans and do not reflect the maximum recourse provided to investors. The following table presents an analysis of the allowance for losses on contracts sold with recourse for 1994, 1993 and 1992.

                                    Gross              NIM             Net
                                  Allowance        Certificates     Allowance
                                ------------      --------------  --------------
1994
- ----
Allowance at beginning
  of year                       $222,135,000      $          --   $ 222,135,000
Sale of NIM Certificates                  --       (273,093,000)   (273,093,000)
Provision for losses             134,416,000                 --     134,416,000
Losses net of recoveries         (45,406,000)        43,868,000      (1,538,000)
Amortization of present
  value discount on loss
  reserve                          9,154,000         (7,058,000)      2,096,000
                                ------------      -------------   -------------
Allowance at end of year        $320,299,000      $(236,283,000)  $  84,016,000
                                ============      =============   =============



                                     Gross            NIM               Net
                                   Allowance      Certificates       Allowance
                                  -----------     ------------      -----------
1993
- ----
Allowance at beginning of year   $189,669,000               --     $189,669,000
Provision for losses               77,135,000               --       77,135,000
Losses net of recoveries          (46,325,000)              --      (46,325,000)
Amortization of present value
  discount on loss reserve          1,656,000               --        1,656,000
                                 ------------    -------------     ------------
Allowance at end of year         $222,135,000               --     $222,135,000
                                 ============    =============     ============

1992
- ----
Allowance at beginning of year   $134,681,000               --     $134,681,000
Provision for losses              105,357,000               --      105,357,000
Losses net of recoveries          (50,369,000)              --      (50,369,000)
                                 ------------    -------------    -------------
Allowance at end of year         $189,669,000               --     $189,669,000
                                 ============    =============    =============

     G.  Stockholders' Equity

     Common Stock
     ------------

     In December 1992 and May 1994, the Board of Directors declared two-for-one stock splits, in the form of stock dividends, payable on January 31, 1993 and June 30, 1994 to shareholders of record as of January 15, 1993 and June 15, 1994, respectively. All references in the consolidated financial statements and notes with regard to number of shares, stock options and related prices, and per-share amounts have been restated to give retroactive effect to the stock splits.

     In September 1993, the Company completed a 5,000,000 share Common Stock offering, and sold an additional 750,000 shares to cover over-allotments. The net proceeds of approximately $138,000,000 were used to finance the Company's continued growth in its manufactured home, home improvement and consumer products contract inventory, to temporarily reduce certain borrowings under the Company's bank warehousing agreement and master repurchase agreements and for other general corporate purposes.

     During the first quarter of 1992, the Company completed a 12,000,000 share Common Stock offering and in April 1992, the Company sold an additional 1,229,600 shares to cover over-allotments. The net proceeds of approximately $115,000,000 were used to purchase and retire all of the Company's outstanding Preferred Stock discussed below, and for general corporate purposes.

       In February 1995, the Company's Board of Directors approved and authorized the repurchase of up to 3,500,000 shares of the Company's Common Stock from time to time in the open market or in private transactions.

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

     In connection with the issuance of the rights discussed below, the Company authorized shares of Junior Preferred Stock. If issued, the stock will be nonredeemable. Each share of Junior Preferred Stock will have a minimum cumulative, preferential quarterly dividend rate of $25 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared on the Common Stock. In the event of liquidation, the holders of the Junior Preferred Stock will receive a minimum preferred liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per share of Common Stock.
     Each share of Junior Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. At December 31, 1994, there were no shares of Junior Preferred Stock outstanding.

     Rights
     ------

     In October 1985, the Company issued one Preferred Stock purchase right for each share of Common Stock and amended the rights in August 1990. The rights become exercisable if a person or group either acquires or makes an offer to acquire 20% or more of Green Tree's Common Stock (10% in the case of an "adverse person" designated by the Board of Directors).

     If the rights become exercisable, a holder will be entitled to purchase for the exercise price ($125) the number of shares of Common Stock which has a market value equal to two times the purchase price. If the Company is involved in a merger or other business combination, the rights will be modified so as to entitle a holder to buy a number of shares of Common Stock of the acquiring company having a market value of twice the exercise price of each right.

     The rights may be redeemed upon approval of a majority of the independent directors of the Company for $.10 per right at any time prior to the tenth day after a public announcement that a person or group has acquired beneficially 20% or more of Green Tree's Common Stock.

     Stock option plans
     ------------------

     Under the terms of two expired 1983 stock option plans, a total of 12,131,760 shares of Green Tree's Common Stock was initially reserved for grant to eligible employees and directors.

     A summary of stock activity related to these stock option plans is as follows:

                                             Number of   Option price
                                               shares     per share
                                             ----------  ------------

       Outstanding at December 31, 1991         74,000          $3.22
         Exercised                             (10,000)          3.22
                                               -------

       Outstanding at December 31, 1992         64,000           3.22
         Exercised                             (24,000)          3.22
                                               -------

         Outstanding at December 31, 1993       40,000           3.22
         Exercised                             (40,000)          3.22
                                               -------
         Outstanding at December 31, 1994           --
                                               =======

     In 1988, the Company's shareholders approved two new stock option plans: an employee stock option plan and an outside director plan. In 1992, the Board of Directors approved a new supplemental stock option plan for its outside directors. The number of shares reserved under those plans is 4,200,000.

     A summary of the two stock option plans is as follows:


                                              Number of         Option price
                                                shares            per share
                                              ---------           ---------

      Outstanding at December 31, 1991        3,526,000        $ 1.63-  9.75
        Granted                                  38,000          8.25- 12.00
        Exercised                              (148,000)         1.63- 10.34
        Expired                                (200,000)         9.16
                                              ---------

      Outstanding at December 31, 1992        3,216,000          1.63- 12.00
        Granted                                 194,000         11.94- 27.00
        Exercised                              (308,236)         3.22-  9.16
        Expired                                (179,996)         9.16
                                              ---------

      Outstanding at December 31, 1993        2,921,768          1.63- 27.00
        Granted                                  84,000         22.31- 30.38
        Exercised                              (349,870)         3.22- 16.88
        Expired                                 (82,664)         9.16- 27.00
                                              ---------

      Outstanding at December 31, 1994        2,573,234        $ 1.63- 30.38
                                              =========

     Of the 2,573,234 options outstanding at December 31, 1994, 2,459,234 options related to the employee stock option plan, and 114,000 options related to the outside director plan. The director options and 2,027,234 shares of certain employee options were exercisable as of December 31, 1994. Options for 170,660 shares were available for future grant. The option price per share represents the market value of the Company's stock on the date of grant except for certain options granted in 1993. The option price per share on 170,000 options granted in 1993 represents 50% of the market value of the Company's stock on the date of grant.

     Stock bonus plan
     ----------------

     In 1988, the Company's shareholders approved a new key executive stock bonus plan. Shares issued under this plan are pursuant to an employment agreement and the stock is valued at $5.9375 per share which represents the closing market price of the stock on the date of the employment agreement. The number of shares reserved under this plan is 12,000,000. Total shares issued under this plan during 1994, 1993 and 1992 were 443,214, 240,620 and 332,768, respectively. As of December 31, 1994 there were 10,409,690 shares available for future issuance.

     Dividends
     ---------

     During 1994, 1993 and 1992 the Company declared and paid dividends of $.23, $.17 and $.15 per share, respectively, on its Common Stock. Under certain debt agreements, the Company is subject to restrictions limiting the payment of dividends and common stock repurchases. At December 31, 1994, under the most restrictive agreement, such payments were limited to $74,805,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter period less dividends paid.

     H.  Fair Value Disclosure of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose the estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

     Cash and cash equivalents, cash deposits and other investments
     --------------------------------------------------------------

     The carrying amount of cash and cash equivalents, cash deposits and other investments approximates fair value because they generally mature in 90 days or less and do not present unanticipated credit concerns.

     Excess servicing rights receivable
     ----------------------------------

     Excess servicing rights receivable is calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar instruments at the time of sale. Projected performance is monitored on an ongoing basis. The initially established discount rate is fixed for the life of the transaction. As such, the fair value of excess servicing rights receivable primarily includes consideration of a current discount rate to be applied to the financial instrument as a whole.

     The Company has consulted with investment bankers and obtained an estimate of a market discount rate. Utilizing this market discount rate, and such other assumptions as the Company believes market participants would use for similar instruments, the Company has estimated the fair value of its excess servicing rights receivable, excluding its subordinated interest in the NIM Certificates, to approximate its carrying value, shown net of the related allowance for losses which is disclosed separately as a liability on the balance sheet.

     The carrying value of excess servicing relating to the subordinated interest retained in the NIM Certificates sold during 1994 is calculated using prepayment and default assumptions which the Company believes market participants would use currently, but using the interest rate determined at the time of sale. For purposes of computing fair value, the Company consulted with its investment bankers and obtained an estimate of a market interest rate as of December 31, 1994. Using that rate, carrying value exceeds fair value for this component of excess servicing rights receivable by $19,822,000.

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

     Floorplan loans receivable
     --------------------------

     Floorplan loans receivable consists entirely of loans which reprice monthly in accordance with the prime lending rate offered by banks. Given this repricing structure, the Company estimates the fair value of these receivables to approximate their carrying value.

     Collateral in process of liquidation
     ------------------------------------

     Collateral in the process of liquidation is valued on an individual unit basis after inspection of such collateral. Shown net of the related allowance for losses on contracts sold with recourse, fair value approximates carrying value.

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

     Senior subordinated notes and debentures
     ----------------------------------------

     The Company's senior subordinated notes and debentures are valued at quoted market prices.

     The carrying amounts and estimated fair values of the Company's financial assets and liabilities are as follows:


                                 December 31, 1994    December 31, 1993
                                -------------------  -----------------
                                          Estimated            Estimated
                                Carrying     fair    Carrying     fair
                                 amount      value     amount     value
                                --------  ---------  --------  ---------
                                  (in thousands)        (in thousands)
Financial assets:
  Cash and cash equivalents,
   cash deposits and other
   investments                  $622,933   $622,933  $314,507   $314,507
      Excess servicing rights
       receivable (net of
       allowance for losses)     449,990    430,168   636,999    636,999
      Contracts held for sale
       and as collateral         351,677    360,469   437,808    448,753
      Floorplan loans
       receivable                166,507    166,507        --         --
      Collateral in process
       of liquidation              7,857      7,857    32,202     32,202
      Other contracts held        12,418      8,287     9,570      6,441

     Financial liabilities:
      Notes payable                   --         --   206,911    206,911
      Senior notes                26,650     25,058    26,650     28,136
      Senior subordinated
       notes due 2002            262,814    288,298   262,434    318,032
      Senior subordinated
       debentures due 1995        19,855     20,290    19,008     21,132


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

     I.  Commitments and Contingencies

     Lease commitments
     -----------------

     At December 31, 1994, aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $13,275,000, payable $3,663,000 (1995), $3,580,000 (1996), $3,182,000 (1997), $2,198,000
     (1998) and $652,000 (1999). Total rental expense for the years ended December 31, 1994, 1993 and 1992 was $5,065,000, $4,449,000 and $4,955,000,
     respectively. These leases are for office facilities and equipment, and many contain either clauses for cost of living increases and/or options to renew or terminate the lease.

     Litigation
     ----------

     The nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available and the advice of counsel, that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial condition.

     J.  Benefit Plans

     The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. As of December 31, 1994 and 1993, net assets available for plan benefits were $5,873,000 and $5,242,000, and the accumulated benefit obligation was $3,934,000 and $4,305,000, respectively. As of December 31, 1994 and 1993, the projected benefit obligation of the plan was $7,460,000 and $8,169,000, respectively. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. This plan is not currently funded and the projected benefit obligation at December 31, 1994 and 1993 was $9,711,000 and $9,158,000, respectively. Total pension expense for the plans in 1994, 1993 and 1992 was $3,585,000, $2,340,000 and $1,619,000, respectively.

     In July 1992, the Company's Board of Directors approved a 401(k) Retirement Savings Plan available to all eligible employees. The plan commenced on October 1, 1992. To be eligible for the plan, the employee must be at least 21 years of age and have completed one year of employment at Green Tree during which the employee worked at least 1,000 hours. Eligible employees may contribute to the plan up to 10% of their earnings with a maximum of $9,240 for

     1994 based on the Internal Revenue Service annual contribution limit. The Company will match 50% of the employee contributions for an amount up to 6% of each employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions generally vest after three years, although contributions for those employees already having three years of service vest immediately. Company contributions to the plan were $713,000, $575,000 and $208,000 in 1994, 1993 and 1992, respectively.

K.    Income Taxes

     Income taxes consist of the following:


                                      Year ended December 31
                              --------------------------------------
                                  1994          1993         1992
                              ------------  -----------  -----------

       Current:
         Federal              $ 27,077,000  $17,253,000  $16,843,000
         State                   3,203,000    3,118,000    2,937,000
                              ------------  -----------  -----------
                                30,280,000   20,371,000   19,780,000

       Deferred:
         Federal                76,100,000   53,826,000   21,769,000
         State                  14,472,000    9,917,000    4,785,000
                              ------------  -----------  -----------
                                90,572,000   63,743,000   26,554,000
                              ------------  -----------  -----------
                              $120,852,000  $84,114,000  $46,334,000
                              ============  ===========  ===========

     For the year ended December 31, 1992, a current tax benefit of $11,161,000 was included in the extraordinary loss from the Company's debt exchange so that net tax expense was $35,173,000.

     Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below.


                                                 December 31
                                          --------------------------
                                              1994          1993
                                          ------------  ------------
      Deferred tax liabilities:
       Excess servicing rights            $307,080,000  $234,721,000
       Other                                15,320,000     3,272,000
                                          ------------  ------------
        Gross deferred tax liabilities     322,400,000   237,993,000
                                          ------------  ------------
      Deferred tax assets:
       Net operating loss carryforward      19,551,000    23,571,000
       Other                                 6,773,000     8,918,000
                                          ------------  ------------
        Gross deferred tax assets           26,324,000    32,489,000
       Valuation allowance                          --            --
                                          ------------  ------------
        Gross deferred tax assets, net
         of valuation                       26,324,000    32,489,000
                                          ------------  ------------
      Net deferred tax liability          $296,076,000  $205,504,000
                                          ============  ============

     At December 31, 1994, the Company has net operating loss carryforwards for federal income tax purposes of approximately $50,000,000 which are available to offset future federal taxable income and expire no earlier than 2001. No valuation allowance was required as of December 31, 1994 or 1993 since it is likely that the deferred tax asset will be realized against future taxable income.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:


                                              Year ended December 31
                                             -------------------------
                                              1994     1993     1992
                                             -------  -------  -------

       Statutory rate                          35.0%    35.0%    34.0%
       State tax, net of federal benefit        3.8      4.2      4.3
       Adjustments to deferred tax assets
         and liabilities for enacted
         changes in tax laws and rates           --      1.9       --
       Other                                    1.2       .8       .7
                                               ----     ----     ----
                                               40.0%    41.9%    39.0%
                                               ====     ====     ====

                  QUARTERLY RESULTS OF OPERATIONS (unaudited)
                  -------------------------------------------

(Dollars in thousands
except per-share amounts)        First     Second    Third     Fourth
                                quarter   quarter   quarter   quarter
                                --------  --------  --------  --------
     1994:
      Income                    $104,798  $112,289  $126,049  $154,291
      Net earnings                38,492    44,226    52,066    46,495
      Net earnings per share         .56       .64       .75       .67

     1993:
      Income                    $ 66,645  $ 82,613  $ 98,925  $118,497
      Net earnings                22,061    29,187    32,320    32,855
      Net earnings per share         .35       .46       .51       .48

     1992:
      Income                    $ 51,907  $ 60,700  $ 66,302  $ 67,706
      Earnings before
       extraordinary loss         12,695    19,730    23,097    16,950
      Net earnings                12,695     2,273    23,097    16,950
      Per share:
       Earnings before
        extraordinary loss           .22       .32       .38       .27
       Net earnings                  .22       .04       .38       .27


     Item 9.  Disagreements on Accounting and Financial Disclosures.
     ---------------------------------------------------------------

     None.

                                    PART III
                                    --------

     Item 10.  Directors and Executive Officers of the Registrant.
     -------------------------------------------------------------

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before May 1, 1995.

     Item 11.  Executive Compensation.
     ---------------------------------

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before May 1, 1995.

     Item 12. Security Ownership of Certain Beneficial Owners and
     ------------------------------------------------------------
     Management.
     -----------

     Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before May 1, 1995.

     Item 13.  Certain Relationships and Related Transactions.
     ---------------------------------------------------------

     Reference is made to Note I of Notes to Consolidated Financial Statements contained in Item 8 hereof.

                                    PART IV
                                    -------

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
     ----------------------------------------------------------------
     Form 8-K.
     ---------


(a)(l)  Financial statements

        The following consolidated financial statements of Green Tree Financial Corporation and subsidiaries are included in Part II, Item 8 of this report:

                                                                         Page(s)
                                                                         -------

          Independent Auditors' Report                                        31
          Consolidated Balance Sheets - December 31,
           1994 and 1993                                                      32
          Consolidated Statements of Operations - years
           ended December 31, 1994, 1993 and 1992                             33
          Consolidated Statements of Stockholders'
           Equity - years ended December 31, 1994, 1993
           and 1992                                                           34
          Consolidated Statements of Cash Flows - years
           ended December 31, 1994, 1993 and 1992                          35-36
          Notes to Consolidated Financial Statements                       37-54

   (2)  Financial statement schedules

        The following consolidated financial statement schedule of Green Tree Financial Corporation and subsidiaries are included in Part IV of this report:

          Schedule VIII - Valuation and qualifying accounts                   62

        Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

   (3)  Exhibits

          Exhibit
            No.
          -------

         3(a) Articles of Incorporation (incorporated by reference to Company's Registration Statement on Form S-4; File No. 33-42249); as amended by Restated Articles of Incorporation dated May 27, 1992 and Articles of Amendment to Restated Articles of Incorporation dated May 20, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994; File No. 0-11652).

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

         10(a) Company's Key Executive Bonus Program (incorporated by reference to the Company's Registration Statement on Form S-l; File
                No. 2-82880).

         10(b) Employment Agreement, dated April 20, 1991 between the Company and Lawrence M. Coss (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

         10(c) Green Tree Financial Corporation 1987 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

         10(d) Green Tree Financial Corporation Key Executive Stock Bonus Plan (incorporated by reference to the Company's
                Registration Statement on Form S-4; File No. 33-42249).

         10(e) Master Repurchase Agreement dated as of August 1, 1990 between Green Tree Finance Corp.-Three and

                Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; File No. 0-11652); as amended by Amendment to the Master Repurchase Agreement dated May 10, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No. 0-11652).

         10(f) Warehousing Credit Agreement dated as of November 30, 1990 among Green Tree Financial Corporation and certain banks and First Bank National Association, Administrative Agent (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; File No. 0-11652); as amended by a Consent and Third Amendment to Warehousing Credit Agreement dated November 27, 1991 (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249); as amended by a Consent to Warehousing Credit Agreement dated February 13, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991; File No. 0-11652); as amended by Fourth Amendment to Warehousing Credit Agreement dated November 30,1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652); as amended by Sixth Amendment to Warehousing Credit Agreement dated November 30, 1993 and Seventh Amendment to Warehousing Credit Agreement dated April 11, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No. 0-11652).

         10(g) Master Repurchase Agreement dated as of May 17, 1991 between Green Tree Finance Corp.-Four and First Boston Mortgage Capital Corp. (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249); as amended by Amendment to the Master Repurchase Agreement dated March 31, 1994; (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994; File No. 0-11652).

         10(h) Insurance and Indemnity Agreement dated as of February 13, 1992 among Green Tree Financial Corporation, MaHCS Guaranty Corporation and Financial Security Assurance Inc.
                (incorporated by reference to the Company's Annual Report on Form

                10-K for the year ended December 31, 1991; File No. 0-11652); as amended by Amended and Restated Insurance and Indemnity Agreement dated March 11, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No. 0-11652).

         10(i) Master Repurchase Agreement dated as of October 15, 1992 between Green Tree Finance Corp.-Five and Lehman Commercial Paper, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                No. 0-11652).

         10(j) 401(k) Plan Trust Agreement effective as of October 1, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File
                No. 0-11652).

         10(k) Green Tree Financial Corporation 1992 Supplemental Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993; File No. 0-11652).

         11(a)  Computation of Primary Earnings Per Share (filed herewith).

         11(b) Computation of Fully Diluted Earnings Per Share (filed herewith).

         12 Computation of Ratio of Earnings to Fixed Charges (filed herewith).

         22     Subsidiaries of the Registrant (filed herewith).

         24     Consent of KPMG Peat Marwick LLP (filed herewith).

         25     Powers of Attorney (filed herewith).

         27     Financial Data Schedule (filed herewith).

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

                                         GREEN TREE FINANCIAL CORPORATION


By:  /s/Lawrence M. Coss                 By:  /s/John W. Brink
     -----------------------------            --------------------------

     Lawrence M. Coss                         John W. Brink
      Chairman and Chief                       Executive Vice President,
      Executive Officer                        Treasurer and Chief
      (principal executive                     Financial Officer
      officer)                                 (principal financial
                                               officer)

                                         By:  /s/Robley D. Evans
                                              --------------------------
                                               Robley D. Evans
                                                Vice President and
                                                Controller (principal
                                                accounting officer)


     Dated: March 28, 1995
                  --
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Lawrence M. Coss
- ---------------------------------
Lawrence M. Coss, Director         March 28, 1995
                                         --
/s/Richard G. Evans
- ---------------------------------
Richard G. Evans, Director         March 28, 1995
                                         --
/s/Robert D. Potts
- ---------------------------------
Robert D. Potts, Director          March 28, 1995
                                         --

                                         By:  /s/Drew S. Backstrand
                                              -------------------------
                                              Drew S. Backstrand
                                              Attorney-in-Fact
     W. Max McGee, Director          )        Dated: March 28, 1995
                                     )                     --
     Tania A. Modic, Director        )
                                     )
     Robert S. Nickoloff, Director   )

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------



                                                               Additions-
                                                  Balance at   reductions                  Balance
                                                  beginning    to income                   at end
        Description                               of period    recognized    Deductions   of period
        -----------                               ----------  -------------  ----------  ------------

                                                                (dollar in thousands)
Valuation and qualifying
 accounts which are deducted
 from the assets
 to which they apply:
- -----------------------------

Deferred service income:

   Year ended December 31, 1994                     $161,407    $124,015     212,243(a)      $ 68,918
                                                                               4,261(b)

   Year ended December 31, 1993                      119,487      68,238      26,318(b)       161,407

   Year ended December 31, 1992                      107,592      33,135      21,240(b)       119,487




Reserves which support balance
 sheet caption reserves:
- -----------------------------

Allowance for losses on contracts
  sold with recourse:

   Year ended December 31, 1994                     222,135      136,512     273,093(a)        84,016
                                                                               1,538(c)

   Year ended December 31, 1993                     189,669       78,791      46,325(c)       222,135

   Year ended December 31, 1992                     134,681      105,357      50,369(c)       189,669



Notes:

(a) Reduced as a result of the NIM Certificate sales.
(b) Amortization and discount.
(c) Amounts charged off.

                        GREEN TREE FINANCIAL CORPORATION

                       Securities and Exchange Commission

                                   Form 10-K
                 (For the Fiscal Year Ended December 31, 1994)

                                 EXHIBIT INDEX

     Exhibit No.             Exhibit                             Page No.
     -----------             -------                             --------

        11(a)                Computation of Primary Earnings
                             Per Share                              64

        11(b)                Computation of Fully Diluted
                             Earnings Per Share                     65

        12                   Computation of Ratio of Earnings
                             to Fixed Charges                       66

        21                   Subsidiaries of Registrant             67

        23                   Consent of KPMG Peat Marwick LLP       69

        24                   Powers of Attorney                     70

        27                   Financial Data Schedule                71
