Form 10-Q
period 1995-03-31
GREEN TREE FINANCIAL CORP
filed 1995-05-12
CIK 890175

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   MARCH 31, 1995
                                          --------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the transition period from  _______________________  to  ________________

                     Commission file number   0-11652
                                              -------


                       GREEN TREE FINANCIAL CORPORATION
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MINNESOTA                                   41-1263905
- --------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


   1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA           55102-1639
- -----------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code:     (612) 293-3400
                                                    -------------------------

- -----------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


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


AS OF APRIL 30, 1995, 68,306,448 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 1995

                                     INDEX


PART I  -      FINANCIAL INFORMATION                             PAGE

     Item 1.   Financial Statements                                3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          8

PART II -      OTHER INFORMATION

     Item 1.   Legal Proceedings                                  13

     Item 2.   Changes in Securities                              13

     Item 3.   Defaults Upon Senior Securities                    14

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                   14

     Item 5.   Other Information                                  14

     Item 6.   Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                        15

EXHIBIT INDEX                                                     16

Exhibit 11.    Computation of Per Share Amounts                   17

Exhibit 12.    Computation of Ratio of Earnings to
               Fixed Charges                                      18

Exhibit 27.    Financial Data Schedule                            19

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                        March 31, 1995  December 31, 1994
                                        --------------  -----------------
                                          (unaudited)
Assets:
  Cash and cash equivalents             $  278,474,000    $  455,956,000
  Cash deposits, restricted                146,370,000       146,057,000
  Other investments                         20,817,000        20,920,000
  Receivables:
    Excess servicing rights                643,880,000       533,182,000
    Floorplan (net of allowance
    of $2,416,000 and
    $1,216,000)                            321,679,000       166,507,000
    Other accounts receivable               35,375,000        34,841,000
  Contracts, GNMA certificates
    and collateral                         448,480,000       372,776,000
  Property, furniture and
    fixtures                                36,753,000        36,555,000
  Other assets                               5,112,000         5,045,000
                                        --------------    --------------
      Total assets                      $1,936,940,000    $1,771,839,000
                                        ==============    ==============


Liabilities and Stockholders' Equity:
  Senior notes                          $   26,650,000    $   26,650,000
  Senior subordinated notes
    due 2002                               262,915,000       262,814,000
  Senior subordinated
    debentures due 1995                     20,085,000        19,855,000
  Allowance for losses on
    contracts sold with
    recourse                               116,990,000        84,016,000
  Accounts payable and
    accrued liabilities                    216,086,000       183,749,000
  Investor payable                         183,831,000       169,269,000
  Income taxes, principally
    deferred                               324,140,000       299,595,000
                                        --------------    --------------
      Total liabilities                  1,150,697,000     1,045,948,000

  Common stock, $.01 par;
    authorized 150,000,000
    shares,issued and
    outstanding 68,210,085
    shares (1995) and
    67,647,192 shares (1994)                   682,000           676,000
  Additional paid-in capital               313,420,000       297,408,000
  Retained earnings                        472,141,000       427,807,000
                                        --------------    --------------
      Total stockholders'
        equity                             786,243,000       725,891,000
                                        --------------    --------------
                                        $1,936,940,000    $1,771,839,000
                                        ==============    ==============

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                   Three Months Ended March 31
                                                   ----------------------------
                                                       1995           1994
                                                   -------------  -------------
  Income:
     Net gains on contract sales                   $107,678,000   $ 83,569,000
     Provision for losses on
       contract sales                               (32,429,000)   (24,297,000)
     Interest                                        32,689,000     29,776,000
     Service                                         11,795,000      9,299,000
     Commissions and other                            8,466,000      6,451,000
                                                   ------------   ------------
                                                    128,199,000    104,798,000

  Expenses:
     Interest                                        10,438,000     13,294,000
     Cost of servicing                                8,707,000      6,714,000
     General and administrative                      27,233,000     20,637,000
                                                   ------------   ------------
                                                     46,378,000     40,645,000
                                                   ------------   ------------

  Earnings before income taxes                       81,821,000     64,153,000

  Income taxes                                       31,092,000     25,661,000
                                                   ------------   ------------

  Net earnings                                     $ 50,729,000   $ 38,492,000
                                                   ============   ============

  Earnings per common and
     common equivalent share                               $.73           $.56
                                                           ====           ====

  Weighted average common and
     common equivalent shares
     outstanding                                     69,765,237     69,135,340

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Three Months Ended March 31
                                                ------------------------------
                                                     1995            1994
                                                -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected                         $  44,552,000   $  18,047,000
  Net proceeds from sale of net
     interest margin certificates                          --     493,600,000
  Net principal payments collected                 10,749,000      16,232,000
  Interest on contracts and
     GNMA certificates                             10,541,000      20,476,000
  Interest on cash, floorplan
   and investments                                  9,613,000       1,640,000
  Commissions                                       7,244,000       6,180,000
  Other                                               822,000         433,000
                                                -------------   -------------
                                                   83,521,000     556,608,000

  Cash paid to employees and suppliers            (47,039,000)    (29,052,000)
  Interest paid on debt                            (3,283,000)     (6,022,000)
  Repossession losses net of recoveries              (977,000)       (434,000)
  FHA insurance premiums                             (389,000)       (460,000)
  Income taxes paid                                (3,922,000)     (4,410,000)
                                                -------------   -------------
                                                  (55,610,000)    (40,378,000)
                                                -------------   -------------
  NET CASH PROVIDED BY OPERATIONS                  27,911,000     516,230,000

  Purchase of contracts held for sale            (868,398,000)   (671,142,000)
  Proceeds from sale of contracts
     held for sale                                802,514,000     589,989,000
  Principal collections on contracts
     held for sale                                 19,193,000      17,959,000
  Floorplan loans disbursed                      (312,026,000)     (6,926,000)
  Principal collections on
     floorplan loans                              161,893,000       4,055,000
  Cash deposits provided                           (3,002,000)    (25,005,000)
  Cash deposits returned                            2,689,000       8,498,000
                                                -------------   -------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                           (169,226,000)    433,658,000
                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture
     and fixtures                                  (2,442,000)     (6,531,000)
  Net sales (purchases) of
   investment securities                              103,000      (1,247,000)
                                                -------------   -------------
NET CASH USED FOR INVESTING ACTIVITIES             (2,339,000)     (7,778,000)
                                                -------------   -------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                               Three Months Ended March 31
                                              ------------------------------
                                                   1995            1994
                                              --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities               541,004,000     569,689,000
  Repayments on credit facilities              (541,004,000)   (776,600,000)
  Common stock issued                               478,000         751,000
  Dividends paid                                 (6,395,000)     (3,157,000)
                                              -------------   -------------
NET CASH USED FOR FINANCING
  ACTIVITIES                                     (5,917,000)   (209,317,000)
                                              -------------   -------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                         (177,482,000)    216,563,000

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                     455,956,000     170,674,000
                                              -------------   -------------

CASH AND CASH EQUIVALENTS END OF PERIOD       $ 278,474,000   $ 387,237,000
                                              =============   =============

RECONCILIATION OF NET EARNINGS
  TO NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                $  50,729,000   $  38,492,000
  Provision for income taxes                     31,092,000      25,661,000
  Depreciation and amortization                   2,859,000       1,925,000
  Net proceeds from sale of net interest
     margin certificates                                 --     493,600,000
  Net contract payments collected, less
     excess servicing rights recorded           (54,642,000)    (41,440,000)
  Amortization of deferred service income        (3,420,000)       (986,000)
  Net amortization of present value
     discount                                   (11,091,000)     (7,552,000)
  Net increase in cash deposits                    (313,000)    (16,507,000)
  Purchase of contracts held for sale, net
     of sales and principal collections         (46,691,000)    (63,195,000)
  Floorplan loans disbursed, net of
     principal collections                     (150,133,000)     (2,871,000)
  Net discount on sale of loans                   7,098,000       6,887,000
  Increase in interest payable                    6,773,000       6,714,000
  Other                                          (1,487,000)     (7,070,000)
                                              -------------   -------------

NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                        $(169,226,000)  $ 433,658,000
                                              =============   =============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


  A. Basis of Presentation

  The interim financial statements have been prepared by Green Tree Financial Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of March 31, 1995, the results of its operations for the three-month periods ended March 31, 1995 and 1994, and its cash flows for the three-month periods ended March 31, 1995 and 1994.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:

                                       March 31,1995   December 31,1994
                                      ---------------  -----------------
                                        (unaudited)

     Gross cash flows receivable
      on contracts sold               $1,184,560,000      $ 842,222,000

     Less:
      Prepayment reserve                (484,954,000)      (324,496,000)
      FHA insurance and other fees       (12,264,000)       (12,367,000)
      Deferred service income            (91,923,000)       (68,918,000)
      Discount to present value         (175,373,000)      (120,795,000)

     Subordinated interest in
      NIM Certificates                   223,834,000        217,536,000
                                      --------------      -------------
                                      $  643,880,000      $ 533,182,000
                                      ==============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company originates conditional sales contracts or loans for manufactured homes ("MH"), home improvements ("HI"), consumer products ("CP") and commercial products ("CMP"), and provides floorplan financing to manufactured housing dealers. The Company's insurance agencies also market physical damage and term mortgage life insurance relating to the customers' contracts it services. Green Tree also acts as servicer on manufactured housing contracts originated by other lenders.

Results of Operations:

The following table shows the percentage change in income, expenses and earnings for the three-month period ended March 31, 1995 as compared to the same period of 1994.

                                            Three-month
                                        period-to-period
                                       increase (decrease)
                                            March 31,
                                          1994 to 1995
                                    --------------------------
  Income:
   Net gains on contract
    sales                                     28.8%
   Provision for losses on
    contract sales                            33.5
   Interest                                    9.8
   Service                                    26.8
   Commissions and other                      31.2
  Expenses:
   Interest                                  (21.5)
   Cost of servicing                          29.7
   General and
    administrative                            32.0
  Earnings before income
   taxes                                      27.5
  Net earnings                                31.8

Net gains on contract sales increased 28.8% in the first quarter of 1995 over the same period in 1994 as a result of increased dollar volume of contracts sold, higher interest rate spreads on those sales, and longer average terms on the contracts sold. For the quarter ended March 31, 1995, total contract sales increased $91,448,000, or 12.8%.

The 33.5% increase in the provision for losses on contract sales in the first quarter of 1995 reflects the higher dollar volume of contracts sold as well as an increase in the average contract term, and the changing mix of originations to a higher percentage of conventional contracts and to loans which have a lower down payment.

The following table sets forth the Company's contract originations and sales for the three-month periods ended March 31, 1995 and 1994. Dollar amounts are in thousands.

                         Three-month
                         period ended
                           March 31,
                        1995      1994
                      --------  --------
Originations:
 MH - Conventional    $713,858  $594,516
 MH - FHA/VA             3,275    30,256
 HI                    116,292    59,727
 CP                     49,102    18,074
 CMP                    11,980        --
                      --------  --------
  Total               $894,507  $702,573
                      ========  ========

Sales:
 MH - Conventional    $706,596  $561,614
 MH - GNMA               1,775    21,287
 HI                    100,075   134,097
                      --------  --------
  Total               $808,446  $716,998
                      ========  ========

The manufactured housing market experienced an increase in new home shipments during the first quarter of 1995 compared to 1994. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 23% during the first quarter of 1995 over the same period in 1994. The dollar volume of previously owned MH contract originations rose 35.3% while the dollar volume of refinanced contracts decreased significantly during the first quarter of 1995. In addition to the increase in the number of new contracts originated by the Company, the average contract size has also increased due to a shift in the Company's manufactured home financing to more expensive multi-section homes and land-and-home contracts, due to price increases by the MH manufacturers, as well as new federal wind and thermal standards causing price increases.

The dollar volume of home improvement and consumer product contract originations rose 94.7% and 171.7%, respectively, in the first quarter of 1995. This significant level of growth in these divisions results from vastly expanding the number of relationships with contractors, remodelers and dealers throughout the United States, as well as obtaining more business from existing dealers. This has provided the Company with an established and growing network through which to market its financing.

  Interest income is realized from contracts held for sale, floorplan loans, cash deposits, short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income increased 9.8% during the first quarter of 1995 compared to the same period in 1994. Increased earnings on short-term investment activity and the Company's floorplan receivables contributed to this growth in interest income. Amortization of the present value discount during the first quarter of 1995 increased compared to the same period in 1994 due to the growth of the Company's excess servicing rights receivable. These increases were partially offset by a decrease in interest on contracts held for sale. Despite higher production levels, contracts held for sale for the three-months ended March 31, 1995 were lower on average than the same period in 1994 as a result of two MH loan sales in the first quarter of 1995 compared to one in 1994. Interest income for the first quarter of 1994 included interest the Company received on the Net Interest Margin Certificates sold in March 1994, for the period they were held by the Company.

  The increase in service income of 26.8% during the first quarter of 1995 compared to the first quarter of 1994 resulted from the 36.7% growth in the Company's average originated servicing portfolio but was partially offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others decreased 21.8% during the first quarter of 1995 compared to the first quarter of 1994. The Company expects this decline in outside servicing to continue in the future while overall servicing income should increase as its portfolio grows.

  Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew 31.2% during the first quarter of 1995 compared to the same period in 1994. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

  Interest expense decreased 21.5% during the first quarter of 1995 as a result of the Company maintaining a significantly lower level of borrowings to fund its loan originations and floorplan financing during the first quarter of 1995 compared to 1994, due to both the completion of more frequent contract sales and the previous sales of the Company's Net Interest Margin Certificates.
  This decrease was partially offset by higher average interest rates in the first quarter of 1995.

  Green Tree's dollar amount of cost of servicing increased 31.2% during the first quarter of 1995 compared to the same period in 1994 as the Company's total average servicing portfolio grew 34.6%. The Company's cost of servicing as a percentage of contracts serviced in the first quarter of 1995 decreased compared to the same period in 1994.

  General and administrative expenses rose 32.0% in the first quarter of 1995, however, as a percentage of contract originations, these expenses have remained relatively consistent with the first quarter of 1994. The dollar growth is due primarily to an increase in personnel and other origination costs related to the significant growth in the number of contracts the Company originated during the quarter.

  During the first quarter of 1995, the Company announced plans to open a new service center in Rapid City, South Dakota. Within three years, the new facility is expected to employ an estimated 100 full-time and 350 part-time employees to serve the Company's dealers and customers nationwide in all of its lending businesses.

  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. During the first quarter of 1995, the Company used a senior/subordinated structure for each of its two conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. The Company's public home improvement loan sale in the first quarter of 1995 was comprised of two trusts. The first trust, which included secured home improvement contracts, employed a senior/subordinated structure with a corporate guarantee and the second trust, which included unsecured home improvement contracts, was a single class pass-through with a corporate guarantee.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the three-month period ended March 31, 1995 over the same period in 1994. Contributing to this growth is an increase in normal servicing fees collected by the Company on its growing servicing portfolio, and an increase in excess servicing collected from the additional securitizations in which the Company has not sold a portion of the related excess servicing rights.

  Net principal payments collected were positive in each of the three-month periods ended March 31, 1995 and 1994 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

  Interest on contracts and GNMA certificates in the first quarter of 1994 includes interest the Company received on the Net Interest Margin Certificates for the period they were held by the Company.

  Interest on cash, floorplan and investments increased during the first quarter of 1995 compared to the same period in 1994 primarily as a result of interest collected on outstanding floorplan receivables.

  During the first quarter of 1994, the Company began a floorplan lending division which makes loans to manufactured housing dealers for purposes of financing new and previously owned manufactured home inventory. Floorplan loans disbursed net of principal collections has grown to $150,133,000 during the three month period ended March 31, 1995, compared to $2,871,000 during the same period in 1994. The Company expects continued growth in this area.

  Dividends paid by the Company increased 102.6% in the first quarter of 1995 compared to the same period in 1994 as the Company's quarterly dividend rate doubled from the first quarter of 1994.

  The Company has a $15,000,000 bank warehousing credit agreement for the purpose of financing its manufactured home, home improvement and motorcycle contract production. There were no borrowings under this agreement as of March 31, 1995. This agreement is unsecured and expires December 31, 1995. In addition, the Company currently has $950,000,000 in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At March 31, 1995, the Company had $950,000,000 available under these master repurchase agreements, subject to the availability of appropriate collateral. These master repurchase agreements all provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional year term based upon receipt of updated quarterly financial information from the Company. The Company believes that, if it so desires, these agreements will continue to be renewed each quarter.

  During April 1995, the Company began borrowing under its commercial paper program through which it is authorized to issue up to $500,000,000 in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the master repurchase agreements referred to above and, as a result, is subject to the same collateral requirements as these agreements. Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract production.

  PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

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

  ITEM 2.  CHANGES IN SECURITIES

           The Board of Directors of the Company has unanimously approved a proposal to change the Company's state of incorporation from Minnesota to Delaware (the "Reincorporation"). The proposal is subject to shareholder approval at the annual meeting scheduled for May 17, 1995. If approved, the Reincorporation will be effected by a transaction in which the Company will be merged with and into Green Tree Financial Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("Green Tree Delaware"). The reincorporation will take place as soon as is practicable after the shareholder meeting (the "Effective Time"), and is tentatively scheduled for July 1, 1995.

           At the Effective Time, each outstanding share of the Company's Common Stock will automatically be converted into one share of Common Stock, $.01 par value, of Green Tree Delaware (other than shares as to which the holder thereof has properly exercised appraisal rights under Minnesota law). Upon the Reincorporation, the rights and preferences of the holders of Green Tree Delaware's capital stock will be governed by the Delaware General Corporation Law and the Certificate of Incorporation and Bylaws of Green Tree Delaware. Although the Delaware and Minnesota corporation laws currently in effect are similar in many respects, certain differences would affect the rights of the stockholders of Green Tree Delaware after the Reincorporation.

           Holders of Green Tree Delaware stock would be subject to provisions in the corporate laws of Delaware regarding takeovers and business combinations that differ from those in Minnesota. Under the proposed Reincorporation, however, Green Tree Delaware's

               Certificate of Incorporation would include fair price and anti-greenmail provisions identical to those currently in place in the Company's Articles of Incorporation. Furthermore, if the Reincorporation is completed, the Company's Board of Directors intends to adopt resolutions necessary and appropriate to amend the Company's existing Shareholders Rights Plan to make it effective under Delaware law.

               Provisions in the Delaware General Corporation Law or the Certificate and Bylaws of Green Tree Delaware would also affect the appraisal rights of shareholders who dissent with respect to a corporate reorganization, merger, exchange or sale of substantially all of the corporate assets. The new provisions also would have an effect on the existing rules governing the Company concerning the annual meeting of shareholders, special meetings of shareholders, the amendment of the Certificate of Incorporation, proxies and shareholder action without a meeting.

               The preceding discussion is meant only to describe the general effect of the Reincorporation upon the holders of the Company's Common Stock. A Proxy Statement describing the Reincorporation, and including as an exhibit the proposed Certificate of Incorporation and Bylaws of Green Tree Delaware, has been mailed to all shareholders of record as of March 27, 1995.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

  ITEM 5.  OTHER INFORMATION

               None.

  ITEM 6.  (A)  EXHIBITS

               11.     Computation of Per Share Amounts.

               12.     Computation of Ratio of Earnings to Fixed
                       Charges.

               27.     Financial Data Schedule.

          (B)  REPORTS ON FORM 8-K

               None.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                GREEN TREE FINANCIAL CORPORATION



  DATE: May 12, 1995                 /s/John W. Brink
                                     ------------------------------
                                     John W. Brink
                                     Executive Vice President,
                                      Treasurer and Chief Financial
                                      Officer



  DATE: May 12, 1995                 /s/Drew S. Backstrand
                                     ------------------------------
                                     Drew S. Backstrand
                                     Vice President and General
                                      Counsel

                                 EXHIBIT INDEX




Exhibit
Number     Exhibit                              Page
- -------    -------                              ----

  11.      Computation of Per Share Amounts.      17

  12.      Computation of Ratio of Earnings to
           Fixed Charges.                         18

  27.      Financial Data Schedule.               19