Form 10-Q
period 1995-06-30
GREEN TREE FINANCIAL CORP
filed 1995-08-14
CIK 890175

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   JUNE 30, 1995
                                                  -------------

                                       OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to  _____________

                      Commission file number   0-11652
                                              ---------

                        GREEN TREE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                              41-1807858
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA   55102-1639
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

AS OF JULY 31, 1995, 68,461,633 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1995

                                     INDEX


PART I - FINANCIAL INFORMATION                                          PAGE

     Item 1. Financial Statements                                         3

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                           14

     Item 2. Changes in Securities                                       15

     Item 3. Defaults Upon Senior Securities                             15

     Item 4. Submission of Matters to a Vote of
             Security Holders                                            15

     Item 5. Other Information                                           15

     Item 6. Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                               16

EXHIBIT INDEX                                                            17

Exhibit 10(g). Amendment to the Master Repurchase
               Agreement between Green Tree Financial
               Corp.-Three and Merrill Lynch Mortgage
               Capital Inc. dated August 8, 1995.                        18

Exhibit 10(i). Amendment to the Master Repurchase
               Agreement between Green Tree Financial
               Corp.-Five and Lehman Commercial Paper,
               Inc. dated June 30, 1995.                                 19

Exhibit 11(a). Computation of Primary Earnings Per
               Share                                                     21

Exhibit 11(b). Computation of Fully Diluted Earnings
               Per Share                                                 22

Exhibit 12.    Computation of Ratio of Earnings to
               Fixed Charges                                             23

Exhibit 27.    Financial Data Schedule                                   24

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                            June 30,1995   December 31,1994
                                           --------------  -----------------
                                             (unaudited)
Assets:
   Cash and cash equivalents               $  262,147,000    $  455,956,000
   Cash deposits, restricted                  148,166,000       146,057,000
   Other investments                           21,063,000        20,920,000
   Receivables:
     Excess servicing rights                  792,052,000       533,182,000
     Floorplan (net of allowance
       of $3,129,000 and
       $1,216,000)                            418,335,000       166,507,000
     Other accounts receivable                 44,415,000        34,841,000
   Contracts, GNMA certificates
     and collateral                           865,804,000       372,776,000
   Property, furniture and
     fixtures                                  39,288,000        36,555,000
   Other assets                                 4,706,000         5,045,000
                                           --------------    --------------
       Total assets                        $2,595,976,000    $1,771,839,000
                                           ==============    ==============

 Liabilities and Stockholders' Equity:
   Notes payable                           $  475,521,000                --
   Senior notes                                26,650,000    $   26,650,000
   Senior subordinated notes
     due 2002                                 263,017,000       262,814,000
   Senior subordinated
     debentures                                        --        19,855,000
   Allowance for losses on
     contracts sold with
     recourse                                 162,953,000        84,016,000
   Accounts payable and
     accrued liabilities                      278,408,000       183,749,000
   Investor payable                           201,180,000       169,269,000
   Income taxes, principally
     deferred                                 343,255,000       299,595,000
                                           --------------    --------------
      Total liabilities                     1,750,984,000     1,045,948,000

  Common stock, $.01 par;
    authorized 150,000,000
    shares,issued and
    outstanding 68,449,633
    and 67,647,192 shares                         684,000           676,000
  Additional paid-in capital                  316,872,000       297,408,000
  Retained earnings                           527,436,000       427,807,000
                                           --------------    --------------
      Total stockholders'
        equity                                844,992,000       725,891,000
                                           --------------    --------------
                                           $2,595,976,000    $1,771,839,000
                                           ==============    ==============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                               Three Months Ended June 30
                                               ---------------------------
                                                   1995           1994
                                               ------------   ------------
Income:
  Net gains on contract sales                  $131,143,000   $105,192,000
  Provision for losses on
    contract sales                              (43,500,000)   (33,810,000)
  Interest                                       44,808,000     24,888,000
  Service                                        12,318,000      9,307,000
  Commissions and other                           8,505,000      6,712,000
                                               ------------   ------------
                                                153,274,000    112,289,000

Expenses:
  Interest                                       14,857,000      9,249,000
  Cost of servicing                               9,360,000      6,771,000
  General and administrative                     29,522,000     22,558,000
                                               ------------   ------------
                                                 53,739,000     38,578,000
                                               ------------   ------------

Earnings before income taxes                     99,535,000     73,711,000

Income taxes                                     37,823,000     29,485,000
                                               ------------   ------------

Net earnings                                   $ 61,712,000   $ 44,226,000
                                               ============   ============

Earnings per common and common
  equivalent share                                     $.88           $.64
                                               ============   ============

Weighted average common and
  common equivalent shares
  outstanding                                    70,022,180     69,359,471

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                               Six Months Ended June 30
                                             ---------------------------
                                                 1995           1994
                                             ------------   ------------
Income:
  Net gains on contract sales                $238,821,000   $188,761,000
  Provision for losses on
    contract sales                            (75,929,000)   (58,107,000)
  Interest                                     77,497,000     54,664,000
  Service                                      24,113,000     18,606,000
  Commissions and other                        16,971,000     13,163,000
                                             ------------   ------------
                                              281,473,000    217,087,000

Expenses:
  Interest                                     25,295,000     22,543,000
  Cost of servicing                            18,067,000     13,485,000
  General and administrative                   56,755,000     43,195,000
                                             ------------   ------------
                                              100,117,000     79,223,000
                                             ------------   ------------

Earnings before income taxes                  181,356,000    137,864,000

Income taxes                                   68,915,000     55,146,000
                                             ------------   ------------

Net earnings                                 $112,441,000   $ 82,718,000
                                             ============   ============

Earnings per common and common
  equivalent share                                  $1.61          $1.19
                                             ============   ============

Weighted average common and
  common equivalent shares
  outstanding                                  69,893,709     69,247,405

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                  Six Months Ended June 30
                                              ---------------------------------
                                                   1995              1994
                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
    payments collected                        $    86,892,000   $    40,220,000
  Net proceeds from sale of net interest
    margin certificates                                    --       493,600,000
  Net principal payments collected                 25,464,000         7,785,000
  Interest on contracts and
    GNMA certificates                              26,297,000        33,637,000
  Interest on cash, floorplan and
    investments                                    23,357,000         5,228,000
  Commissions                                      11,376,000         9,174,000
  Other                                             2,016,000           524,000
                                              ---------------   ---------------
                                                  175,402,000       590,168,000

  Cash paid to employees and suppliers            (79,016,000)      (61,142,000)
  Interest paid on debt                           (24,474,000)      (21,260,000)
  Repossession losses net of recoveries            (2,517,000)         (967,000)
  FHA insurance premiums                             (936,000)       (1,033,000)
  Income taxes paid                               (18,744,000)      (19,247,000)
                                              ---------------   ---------------
                                                 (125,687,000)     (103,649,000)
                                              ---------------   ---------------
  NET CASH PROVIDED BY OPERATIONS                  49,715,000       486,519,000

  Purchase of contracts held for sale          (2,234,787,000)   (1,648,850,000)
  Proceeds from sale of contracts
    held for sale                               1,759,311,000     1,745,831,000
  Principal collections on contracts
    held for sale                                  43,944,000        34,050,000
  Floorplan loans disbursed                      (715,394,000)      (66,671,000)
  Principal collections on floorplan loans        470,680,000        53,614,000
  Cash deposits provided                           (5,450,000)      (29,483,000)
  Cash deposits returned                            3,340,000         9,143,000
                                              ---------------   ---------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                           (628,641,000)      584,153,000
                                              ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture
    and fixtures                                   (7,532,000)       (9,949,000)
  Net purchases of investment securities             (144,000)       (1,633,000)
                                              ---------------   ---------------
NET CASH USED FOR INVESTING ACTIVITIES             (7,676,000)      (11,582,000)
                                              ---------------   ---------------

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                  Six Months Ended June 30
                                              ---------------------------------
                                                   1995              1994
                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities               1,876,440,000       879,997,000
  Repayments on credit facilities              (1,400,919,000)   (1,086,908,000)
  Payment of debt                                 (20,246,000)               --
  Net common stock issued                              45,000         2,523,000
  Dividends paid                                  (12,812,000)       (7,379,000)
                                              ---------------   ---------------
NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                            442,508,000      (211,767,000)
                                              ---------------   ---------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                           (193,809,000)      360,804,000

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                       455,956,000       170,674,000
                                              ---------------   ---------------

CASH AND CASH EQUIVALENTS END OF PERIOD       $   262,147,000   $   531,478,000
                                              ===============   ===============

RECONCILIATION OF NET EARNINGS
  TO NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                $   112,441,000   $    82,718,000
  Provision for income taxes                       68,915,000        55,146,000
  Depreciation and amortization                     6,251,000         4,249,000
  Net proceeds from sale of net interest
    margin certificates                                    --       493,600,000
  Net contract payments collected, less
    excess servicing rights recorded             (122,653,000)     (127,838,000)
  Amortization of deferred service income          (7,797,000)       (2,790,000)
  Net amortization of present value
    discount                                      (25,418,000)      (15,460,000)
  Net increase in cash deposits                    (2,110,000)      (20,341,000)
  Purchase of contracts held for sale, net
    of sales and principal collections           (431,533,000)      131,031,000
  Floorplan loans disbursed, net of
    principal collections                        (244,714,000)      (13,057,000)
  Net discount on sale of loans                    15,475,000        17,682,000
  Decrease in interest payable                       (148,000)          (75,000)
  Other                                             2,650,000       (20,712,000)
                                              ---------------   ---------------

NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                        $  (628,641,000)  $   584,153,000
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

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of June 30, 1995, the results of its operations for the three and six-month periods ended June 30, 1995 and 1994, and its cash flows for the six-month periods ended June 30, 1995 and 1994.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:

                                     June 30,1995    December 31,1994
                                    ---------------  -----------------
                                      (unaudited)

     Gross cash flows receivable
      on contracts sold             $1,702,428,000      $ 842,222,000

     Less:
      Prepayment reserve              (772,256,000)      (324,496,000)
      FHA insurance and other
       fees                            (11,151,000)       (12,367,000)
      Deferred service income         (116,339,000)       (68,918,000)
      Discount to present value       (241,302,000)      (120,795,000)

     Subordinated interest in
      NIM Certificates                 230,672,000        217,536,000
                                    --------------      -------------
                                    $  792,052,000      $ 533,182,000
                                    ==============      =============

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company originates conditional sales contracts or loans for manufactured homes ("MH"), home improvements ("HI"), consumer products ("CP") and equipment financing ("EF"), and provides floorplan financing to manufactured housing dealers. The Company's insurance agencies also market physical damage and term mortgage life insurance relating to the customers' contracts it services. Green Tree also acts as servicer on manufactured housing contracts originated by other lenders.

  Results of Operations:

  The following tables show the percentage change in income, expenses and earnings for the three and six-month periods ended June 30, 1995 as compared to the same periods of 1994.

                                      Three-month          Six-month
                                    period-to-period    period-to-period
                                   increase June 30,   increase June 30,
                                      1994 to 1995        1994 to 1995
                                   ------------------  ------------------
  Income:
     Net gains on contract
       sales                             24.7%               26.5%
     Provision for losses on
       contract sales                    28.7                30.7
     Interest                            80.0                41.8
     Service                             32.4                29.6
     Commissions and other               26.7                28.9
  Expenses:
     Interest                            60.6                12.2
     Cost of servicing                   38.2                34.0
     General and administrative          30.9                31.4
  Earnings before income taxes           35.0                31.5
  Net earnings                           39.5                35.9

  Net gains on contract sales increased 24.7% and 26.5% for the three and six-month periods ended June 30, 1995, respectively, over the same periods in 1994 as a result of higher interest rate spreads on contracts sold, longer average terms on the contracts sold and, for the six months, increased dollar volume of contracts sold. For the six-month period ended June 30, 1995, total contract sales increased $41,885,000, or 2.4%.

  The increases in the provision for losses on contract sales of 28.7% and 30.7% for the three and six-month periods ended June 30, 1994, respectively, reflect the increase in the average contract term and the changing mix of originations to a higher percentage of conventional contracts and to loans which have a lower down payment.

  The following table sets forth the Company's contract originations and sales for the three and six-month periods ended June 30, 1995 and 1994. Dollar amounts are in thousands.

                                  Three-month                 Six-month
                                 period ended                period ended
                                   June 30,                    June 30,
                           ------------------------    ------------------------
                              1995          1994          1995          1994
                           ----------    ----------    ----------    ----------

   Originations:
     MH - Conventional     $1,110,179    $  856,378    $1,824,037    $1,450,894
     MH - FHA/VA                4,222        21,584         7,497        51,840
     HI                       184,295       125,653       300,587       185,380
     CP (1)                   102,359        22,876       154,924        40,950
     EF (2)                    26,889            --        35,406            --
                           ----------    ----------    ----------    ----------
         Total             $1,427,944    $1,026,491    $2,322,451    $1,729,064
                           ==========    ==========    ==========    ==========

   Sales:
     MH - Conventional     $  821,970    $  892,742    $1,528,566    $1,454,356
     MH - GNMA                  4,656         3,491         6,431        24,778
     HI                       140,180       120,136       240,255       254,233
                           ----------    ----------    ----------    ----------
         Total             $  966,806    $1,016,369    $1,775,252    $1,733,367
                           ==========    ==========    ==========    ==========

   (1) The 1995 consumer product originations include aircraft financing which the Company began in November 1994.
   (2) The Company began financing installment sales contracts for over-the-road tractor trailers in November 1994.

  The manufactured housing market experienced an increase in new home shipments during the first six months of 1995 compared to 1994. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 29% and 27% during the three and six-month periods ended June 30, 1995, respectively, over the same periods in 1994. The dollar volume of previously owned MH contract originations rose 48% and 43% for the three and six months, respectively. Although small compared to total volume, the dollar volume of refinanced contracts decreased significantly during the first six months of 1995 compared to 1994. In addition to the increase in the number of new MH contracts originated by the Company, the average contract size has also increased due to a shift in the Company's manufactured home financing to more expensive multi-section homes, more land-and-home contracts, price increases by the MH manufacturers, and new federal wind and thermal standards enacted in the past 13 months, all of which have served to increase prices.

  The dollar volume of home improvement and consumer product contract originations rose 47% and 347%, respectively, for the quarter and 62% and 278%, respectively, for the six-month period ended June 30, 1995. The level of growth in these divisions results from significantly expanding the number of relationships with contractors, remodelers and dealers throughout the United States, as well as obtaining more business from existing dealers. This has provided the Company with an established and growing network through which to market its financing.

  Interest income is realized from contract inventory, floorplan loans, cash deposits, short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income increased 80.0% and 41.8% during the three and six-month periods ended June 30, 1995, respectively, over the same periods in 1994. Increased earnings on the Company's floorplan receivables contributed to this growth in interest income. Amortization of the present value discount during the first six months of 1995 increased compared to the same period in 1994 due to the growth of the Company's excess servicing rights receivable. Contracts held for sale during the quarter ended June 30, 1995 was higher on average than during the same period in 1994 due to higher production levels and the timing of the MH loan sales, resulting in an increase in interest on contract inventory. Included in interest income for the six-month period ended June 30, 1994 is the interest the Company received on the Net Interest Margin Certificates sold in March 1994, for the period they were held by the Company.

  The increase in service income of 32.4% and 29.6% during the three and six-month periods ended June 30, 1995, respectively, resulted from the 37.2% growth in the Company's average originated servicing portfolio but was partially offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others decreased 21.1% during the first six months of 1995 compared to the first six months of 1994. The Company expects this decline in outside servicing to continue in the future while overall servicing income should increase as its portfolio grows.

  Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew 26.7% and 28.9%, respectively, during the three and six-month periods ended June 30, 1995, respectively, compared to the same periods in 1994. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

  Interest expense increased 60.6% and 12.2% during the three and six-month periods ended June 30, 1995, respectively, as a result of the Company maintaining a significantly higher level of borrowings to fund its loan originations and floorplan financing during the second quarter of 1995 compared to 1994. The Company maintained very low borrowing levels during the second quarter of 1994 due primarily to the sale of the Company's Net Interest Margin Certificates in the first quarter of 1994. Also contributing to the increase in interest expense was higher average interest rates during the three and six-month periods ended June 30, 1995 compared to the same periods in 1994.

  Green Tree's dollar amount of cost of servicing increased 38.2% and 34.0% during the quarter and six-month period ended June 30, 1995 compared to the same periods in 1994 as the Company's total average servicing portfolio grew 35.3%. The Company's cost of servicing as a percentage of contracts serviced decreased during the first six months of 1995, compared to the same period in 1994.

  General and administrative expenses rose 30.9% and 31.4% during the three and six-month periods ended June 30, 1995, respectively. As a percentage of contract originations, however, these expenses have remained relatively consistent with the comparative periods in 1994. The dollar growth is due primarily to an increase in personnel and other origination costs related to the significant growth in the number of contracts the Company originated during the first six months of 1995.

  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. During the second quarter of 1995, the Company used a senior/subordinated structure for each of its two conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. The Company's public home improvement loan sale in the second quarter of 1995 employed a senior/subordinated structure with a corporate guarantee.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the six-month period ended June 30, 1995 over the same period in 1994. Contributing to this growth is an increase in normal servicing fees collected by the Company on its growing servicing portfolio, and an increase in excess servicing collected from the additional securitizations in which the Company has not sold a portion of the related excess servicing rights.

  Net principal payments collected were positive in each of the six-month periods ended June 30, 1995 and 1994 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

  Interest on contracts and GNMA certificates for the six-month period ended June 30, 1994 includes interest the Company received on the Net Interest Margin Certificates for the period they were held by the Company.

  Interest on cash, floorplan and investments increased during the first six months of 1995 compared to the same period in 1994 primarily as a result of the substantial increase in floorplan receivables outstanding.

  During the first quarter of 1994, the Company began a floorplan lending department which makes loans to manufactured housing dealers for purposes of financing new and previously owned manufactured home inventory. Floorplan loans disbursed net of principal collections has grown to $244,714,000 during the six-month period ended June 30, 1995, compared to $13,057,000 during the same period in 1994. In May 1995, the Company announced plans to establish a commercial finance division. This division will provide inventory financing for manufacturers and dealers in the manufactured housing industry, with plans to expand into other products which the Company is already providing retail financing for. The Company has merged its existing floorplan lending operations into this new commercial finance division.

  Dividends paid by the Company increased 73.6% in the first six months of 1995 compared to the same period in 1994 as the Company's 1995 quarterly average dividend rate increased 71.4% over the 1994 quarterly average dividend rate for the first six months.

  The Company has a $15,000,000 unsecured bank credit agreement for general operating purposes. There were no borrowings under this agreement as of June 30, 1995. This agreement expires December 31, 1995. In addition, the Company currently has $1.2 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract production. At June 30, 1995, the Company had no borrowings outstanding under these agreements and had $722,780,000 available, subject to the availability of appropriate collateral. These master repurchase agreements all provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional year term based upon receipt of updated quarterly financial information from the Company. The Company believes that, if it so desires, these agreements will continue to be renewed each quarter.

  During April 1995, the Company began borrowing under its commercial paper program through which it is authorized to issue up to $500,000,000 in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank and master repurchase agreements referred to above. As of June 30, 1995, the Company had issued and outstanding $477,220,000 in notes under this program. Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract production.

  During August 1995, the Company completed a sale of $308,000,000 of Net Interest Margin Certificates ("NIM Certificates"), its first such transaction in 1995, representing the sale of a portion of its excess servicing rights receivable from nine previous securitized sales of conventional manufactured housing contracts. Such underlying securitized sales were completed during the third and fourth quarters of 1994 and the first, second and third quarters of 1995. The proceeds from the NIM Certificates sale were used to reduce short-term borrowings supporting ongoing loan originations.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available and the advice of counsel, that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial condition. Among these matters the following:

            In June, 1995, Green Tree, along with several other companies, was served with a complaint in an action entitled Teri Lynn Plowman, et. al. vs. Bedford Financial Corporation, et. al. in the Circuit Court of Greene County of the State of Alabama. The suit has been filed as a class action by three individuals on behalf of persons who received consumer financing on mobile homes through the financing companies or lending institutions named as defendants in this action (including the Company) and on whose accounts charges were placed on or after January 1, 1983. The complaint states various contract, negligence and misrepresentation claims. In addition to certain injunctive relief as to future actions, the plaintiffs seek unspecified compensatory damages for the class, forfeiture of all financing charges on the plaintiffs' loans, and, from each defendant, punitive damages in the sum of $200 million, as well as costs, interest and attorney's fees. The Company believes the suit is totally without merit and intends to defend its position vigorously.

            In July 1995, Green Tree, along with other companies, was served with a complaint in an action entitled Michael Payne and Karen Allred Payne vs. Green Tree Financial Corporation, et. al. in the Circuit Court of Walker County of the State of Alabama. The suit has been filed as a class action by two individuals on behalf of all persons in the State of Alabama against whom monetary charges have been assessed and/or collected by the defendants (including the Company) for the purchase of collateral insurance on the plaintiffs' accounts in consumer installment transactions with the defendants. The complaint states various state law, contract, negligence and misrepresentation claims. The plaintiffs seek a declaration that all loan related documents are void, illegal, and unenforceable. The plaintiffs also seek to credit undisclosed profits, commissions, and fees against their outstanding principal balances. Finally, the plaintiffs seek unspecified compensatory damages for the class, punitive damages, costs, and expenses. The Company believes the suit is totally without merit and intends to defend its position vigorously.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Green Tree's Annual Meeting of Shareholders was held May 17, 1995. At the meeting, the shareholders elected two directors of the Company, approved the reorganization of the Company to change its state of incorporation from Minnesota to Delaware, approved the Company's 1995 Employee Stock Incentive Plan, and ratified the selection of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending December 31, 1995.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.(A)  EXHIBITS

            10(g).   Amendment to the Master Repurchase Agreement between Green
                     Tree Financial Corp.-Three and Merrill Lynch Mortgage
                     Capital Inc. dated August 8, 1995.
            10(i).   Amendment to the Master Repurchase Agreement between Green
                     Tree Financial Corp.-Five and Lehman Commercial Paper, Inc.
                     dated June 30, 1995.
            11(a).   Computation of Primary Earnings Per Share.
            11(b).   Computation of Fully Diluted Earnings Per
                     Share.
            12.      Computation of Ratio of Earnings to Fixed
                     Charges.
            27.      Financial Data Schedule.

       (B)  REPORTS ON FORM 8-K

            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     GREEN TREE FINANCIAL CORPORATION



DATE: August 11, 1995                /s/John W. Brink
                                     ------------------------------
                                     John W. Brink
                                     Executive Vice President,
                                      Treasurer and Chief Financial
                                      Officer



DATE: August 11, 1995                /s/Robley D. Evans
                                     ------------------------------
                                     Robley D. Evans
                                     Vice President and Controller