Form 10-Q
period 1995-09-30
GREEN TREE FINANCIAL CORP
filed 1995-11-14
CIK 890175

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   SEPTEMBER 30, 1995
                                    -------------------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ______________  to  _____________


                     Commission file number         0-11652
                                            ---------------------------


                       GREEN TREE FINANCIAL CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                        41-1807858
----------------------------------        ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA              55102-1639
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)


      Registrant's telephone number, including area code:   (612) 293-3400
                                                         ---------------------


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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


AS OF OCTOBER 31, 1995, 137,175,666 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX




PART I  -  FINANCIAL INFORMATION                                      PAGE

     Item 1.    Financial Statements                                    3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              9

PART II -  OTHER INFORMATION

     Item 1.    Legal Proceedings                                      14

     Item 2.    Changes in Securities                                  14

     Item 3.    Defaults Upon Senior Securities                        14

     Item 4.    Submission of Matters to a Vote of
                Security Holders                                       14

     Item 5.    Other Information                                      14

     Item 6.    Exhibits and Reports on Form 8-K                       14


SIGNATURES                                                             15

EXHIBIT INDEX                                                          16

Exhibit 10(f).  Credit Agreement dated as of May 22,
                1995 between Green Tree Financial
                Corporation and First Bank National
                Association                                            17

Exhibit 11(a).  Computation of Primary Earnings Per
                Share                                                  72

Exhibit 11(b).  Computation of Fully Diluted Earnings
                Per Share                                              73

Exhibit 12.     Computation of Ratio of Earnings to
                Fixed Charges                                          74

Exhibit 27.     Financial Data Schedule                                75

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                           September 30, 1995  December 31, 1994
                                           ------------------  -----------------
                                               (unaudited)
  Assets:
     Cash and cash equivalents               $  277,052,000     $  455,956,000
     Cash deposits, restricted                  157,789,000        146,057,000
     Other investments                           19,945,000         20,920,000
     Receivables:
       Excess servicing rights                  559,440,000        533,182,000
       Commercial finance (net of
         allowance of $3,311,000
         and $1,216,000)                        466,251,000        166,507,000
       Other accounts receivable                 48,089,000         34,841,000
     Contracts, GNMA certificates
       and collateral                           977,133,000        372,776,000
     Property, furniture and
       fixtures                                  48,963,000         36,555,000
     Other assets                                 4,791,000          5,045,000
                                             --------------     --------------
          Total assets                       $2,559,453,000     $1,771,839,000
                                             ==============     ==============


  Liabilities and Stockholders' Equity:
     Notes payable                           $  348,265,000                 --
     Senior notes                                26,650,000     $   26,650,000
     Senior subordinated notes
       due 2002                                 263,125,000        262,814,000
     Senior subordinated
       debentures                                        --         19,855,000
     Allowance for losses on
       contracts sold with
       recourse                                  87,100,000         84,016,000
     Accounts payable and
       accrued liabilities                      316,803,000        183,749,000
     Investor payable                           228,327,000        169,269,000
     Income taxes, principally
       deferred                                 374,323,000        299,595,000
                                             --------------     --------------
          Total liabilities                   1,644,593,000      1,045,948,000

     Common stock, $.01 par;
       authorized 150,000,000
       shares,issued and
       outstanding 137,228,266
       and 135,294,384 shares                     1,372,000          1,353,000
     Additional paid-in capital                 320,447,000        296,731,000
     Retained earnings                          593,041,000        427,807,000
                                             --------------     --------------
          Total stockholders'
            equity                              914,860,000        725,891,000
                                             --------------     --------------
                                             $2,559,453,000     $1,771,839,000
                                             ==============     ==============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                 Three Months Ended September 30
                                                 -------------------------------
                                                     1995              1994
                                                 -------------     -------------
Income:
  Net gains on contract sales                    $171,581,000      $121,755,000
  Provision for losses on contract sales          (71,351,000)      (38,954,000)
  Interest                                         51,642,000        26,514,000
  Service                                          14,233,000        10,588,000
  Commissions and other                             8,269,000         6,146,000
                                                 ------------      ------------
                                                  174,374,000       126,049,000
Expenses:
  Interest                                         15,989,000         9,331,000
  Cost of servicing                                 9,333,000         6,915,000
  General and administrative                       32,863,000        23,027,000
                                                 ------------      ------------
                                                   58,185,000        39,273,000
                                                 ------------      ------------

Earnings before income taxes                      116,189,000        86,776,000

Income taxes                                       44,152,000        34,710,000
                                                 ------------      ------------
Net earnings                                     $ 72,037,000      $ 52,066,000
                                                 ============      ============

Earnings per common and common equivalent share          $.51              $.37
                                                         ====              ====
Weighted average common and common equivalent
  shares outstanding                              140,544,979       138,915,982


                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                 Nine Months Ended September 30
                                                 -------------------------------
                                                     1995              1994
                                                 -------------     -------------
Income:
  Net gains on contract sales                    $ 410,402,000     $310,516,000
  Provision for losses on contract sales          (147,280,000)     (97,061,000)
  Interest                                         129,139,000       81,178,000
  Service                                           38,346,000       29,194,000
  Commissions and other                             25,240,000       19,309,000
                                                 -------------     ------------
                                                   455,847,000      343,136,000
Expenses:
  Interest                                          41,284,000       31,874,000
  Cost of servicing                                 27,400,000       20,400,000
  General and administrative                        89,618,000       66,222,000
                                                 -------------     ------------
                                                   158,302,000      118,496,000
                                                 -------------     ------------

Earnings before income taxes                       297,545,000      224,640,000

Income taxes                                       113,067,000       89,856,000
                                                 -------------     ------------
Net earnings                                     $ 184,478,000     $134,784,000
                                                 =============     ============

Earnings per common and common equivalent share          $1.32             $.97
                                                         =====             ====
Weighted average common and common equivalent
  shares outstanding                                140,039,938     138,635,200


                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                               Nine Months Ended September 30
                                            -----------------------------------
                                                  1995                1994
                                            ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
    payments collected                      $   127,017,000     $    58,806,000
  Net proceeds from sale of net interest
    margin certificates                         302,312,000         583,800,000
  Net principal payments collected               40,673,000           6,654,000
  Interest on contracts and
    GNMA certificates                            49,130,000          48,202,000
  Interest on cash, commercial finance
    receivables and investments                  38,858,000           9,382,000
  Commissions                                    13,544,000          12,200,000
  Other                                           1,783,000             552,000
                                            ---------------     ---------------
                                                573,317,000         719,596,000

  Cash paid to employees and suppliers         (115,760,000)        (88,230,000)
  Interest paid on debt                         (33,630,000)        (23,066,000)
  Repossession losses net of recoveries          (3,577,000)         (1,697,000)
  FHA insurance premiums                         (1,484,000)         (1,631,000)
  Income taxes paid                             (28,721,000)        (22,907,000)
                                            ---------------     ---------------
                                               (183,172,000)       (137,531,000)
                                            ---------------     ---------------
  NET CASH PROVIDED BY OPERATIONS               390,145,000         582,065,000

  Purchase of contracts held for sale        (3,789,322,000)     (2,693,443,000)
  Proceeds from sale of contracts
    held for sale                             3,155,477,000       2,747,748,000
  Principal collections on contracts
    held for sale                                78,360,000          53,605,000
  Commercial finance loans disbursed         (1,123,796,000)       (133,003,000)
  Principal collections on commercial
    finance loans                               831,135,000         118,070,000
  Cash deposits provided                        (16,637,000)        (32,620,000)
  Cash deposits returned                          4,904,000          12,785,000
                                            ---------------     ---------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                         (469,734,000)        655,207,000
                                            ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture and
    fixtures                                    (20,121,000)        (12,819,000)
  Net sale (purchase) of investment
    securities                                      975,000          (2,014,000)
                                            ---------------     ---------------
NET CASH USED FOR INVESTING ACTIVITIES          (19,146,000)        (14,833,000)
                                            ---------------     ---------------

                                  (continued)


               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                              Nine Months Ended September 30
                                              -------------------------------
                                                   1995               1994
                                              ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities               3,276,045,000     1,088,444,000
  Repayments on credit facilities              (2,927,780,000)   (1,295,355,000)
  Payment of debt                                 (20,246,000)               --
  Net common stock issued                           1,202,000         2,557,000
  Dividends paid                                  (19,245,000)      (11,607,000)
                                              ---------------   ---------------
NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                         309,976,000      (215,961,000)
                                              ---------------   ---------------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                        (178,904,000)      424,413,000

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                       455,956,000       170,674,000
                                              ---------------   ---------------

CASH AND CASH EQUIVALENTS END OF PERIOD       $   277,052,000   $   595,087,000
                                              ===============   ===============


RECONCILIATION OF NET EARNINGS
  TO NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                $   184,478,000   $   134,784,000
  Provision for income taxes                      113,067,000        89,856,000
  Depreciation and amortization                     9,708,000         6,721,000
  Net proceeds from sale of net interest
     margin certificates                          302,312,000       583,800,000
  Net contract payments collected,less
     excess servicing rights recorded            (219,649,000)     (224,565,000)
  Amortization of deferred service income         (11,090,000)       (4,158,000)
  Net amortization of present value
     discount                                     (37,827,000)      (23,205,000)
  Net increase in cash deposits                   (11,733,000)      (19,835,000)
  Purchase of contracts held for sale, net
     of sales and principal collections          (555,486,000)      107,911,000
  Commercial finance loans disbursed,
     net of principal collections                (292,661,000)      (14,933,000)
  Net discount on sale of loans                    27,050,000        27,401,000
  Increase in interest payable                      6,216,000         6,711,000
  Other                                            15,881,000       (15,281,000)
                                              ---------------   ---------------

NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                        $  (469,734,000)  $   655,207,000
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

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of September 30, 1995, the results of its operations for the three and nine-month periods ended September 30, 1995 and 1994, and its cash flows for the nine-month periods ended September 30, 1995 and 1994. All share and per share amounts have been restated to reflect the two-for-one stock split in the form of a stock dividend the Company effected on October 15, 1995.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:


                                    September 30,1995   December 31,1994
                                    -----------------   ----------------
                                                           (unaudited)

     Gross cash flows receivable
      on contracts sold                 $ 749,635,000      $ 842,222,000

     Less:
      Prepayment reserve                 (356,241,000)      (324,496,000)
      FHA insurance and other
       fees                               (11,246,000)       (12,367,000)
      Deferred service income             (46,591,000)       (68,918,000)
      Discount to present value           (84,324,000)      (120,795,000)

     Subordinated interest in
      NIM Certificates                    308,207,000        217,536,000
                                        -------------      -------------
                                        $ 559,440,000      $ 533,182,000
                                        =============      =============

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company originates conditional sales contracts or loans for manufactured homes ("MH"), home improvements ("HI"), consumer products ("CP") and equipment financing ("EF"), and provides commercial financing to manufacturers and dealers. The Company's insurance agencies also market physical damage and term mortgage life insurance relating to the customers' contracts it services. Green Tree also acts as servicer on manufactured housing contracts originated by other lenders.

  Results of Operations:

  The following tables show the percentage change in income, expenses and earnings for the three and nine-month periods ended September 30, 1995 as compared to the same periods of 1994.


                                      Three-month        Nine-month
                                   period-to-period   period-to-period
                                       increase           increase
                                     September 30,      September 30,
                                     1994 to 1995       1994 to 1995
                                   -----------------  -----------------
  Income:
     Net gains on contract
       sales                             40.9%              32.2%
     Provision for losses on
       contract sales                    83.2               51.7
     Interest                            94.8               59.1
     Service                             34.4               31.3
     Commissions and other               34.5               30.7
  Expenses:
     Interest                            71.4               29.5
     Cost of servicing                   35.0               34.3
     General and administrative          42.7               35.3
  Earnings before income taxes           33.9               32.5
  Net earnings                           38.4               36.9


  Net gains on contract sales increased 40.9% and 32.2% for the three and nine-month periods ended September 30, 1995, respectively, over the same periods in 1994 as a result of increased dollar volume of contracts sold, longer average terms and higher interest rate spreads on contracts sold. For the three and nine-month periods ended September 30, 1995, total contract sales increased $395,707,000, or 39.3%, and $437,592,000, or 16.0%, respectively.

  The increases in the provision for losses on contract sales of 83.2% and 51.7% for the three and nine-month periods ended September 30, 1995, respectively, reflect the growth in total contract sales and the Company's increased provision for losses on contract sales as a percentage of contracts sold.
  This increased percentage is a result of increasing average contract terms and the changing mix of originations to a higher percentage of conventional contracts and to loans which have a lower down payment.

  The following table sets forth the Company's contract originations and sales for the three and nine-month periods ended September 30, 1995 and 1994. Dollar amounts are in thousands.


                              Three-month                 Nine-month
                              period ended               period ended
                             September 30,               September 30,
                        ------------------------    -----------------------
                           1995          1994          1995          1994
                        ----------    ----------    ----------    ----------
   Originations:
     MH - Conventional  $1,235,863    $  872,115    $3,059,900    $2,323,009
     MH - FHA/VA             5,615         9,284        13,112        61,124
     HI                    188,088       151,537       488,675       336,917
     CP (1)                105,160        28,367       260,084        69,317
     EF (2)                 44,898            --        80,304            --
                        ----------    ----------    ----------    ----------
         Total          $1,579,624    $1,061,303    $3,902,075    $2,790,367
                        ==========    ==========    ==========    ==========

   Sales:
     MH - Conventional  $1,195,493    $  848,828    $2,724,059    $2,303,184
     MH - GNMA               2,266        13,033         8,697        37,811
     HI                    206,009       146,200       446,264       400,433
                        ----------    ----------    ----------    ----------
         Total          $1,403,768    $1,008,061    $3,179,020    $2,741,428
                        ==========    ==========    ==========    ==========

   (1) The 1995 consumer product originations include aircraft financing which the Company began in November 1994.
   (2) The Company began financing installment sales contracts for over-the-road tractor trailers in November 1994.

  The manufactured housing market experienced an increase in new home shipments during the first nine months of 1995 compared to 1994. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 40% and 32% during the three and nine-month periods ended September 30, 1995, respectively, over the same periods in 1994. The dollar volume of previously owned MH contract originations rose 60% and 49% for the three and nine months, respectively. Although small compared to total volume, the dollar volume of refinanced contracts decreased significantly during the first nine months of 1995 compared to 1994. In addition to the increase in the number of new MH contracts originated by the Company, the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts, price increases by the MH manufacturers, and new federal wind and thermal standards enacted in mid-to-late 1994.

  The dollar volume of home improvement and consumer product contract originations rose 24% and 271%, respectively, for the quarter and 45% and 275%, respectively, for the nine-month period ended September 30, 1995. The level of growth in these divisions results from significantly expanding the number of relationships with contractors, remodelers and dealers throughout the United States. This has provided the Company with an established and growing network through which to market its financing.

  Interest income is realized from contract inventory, commercial finance receivables, cash deposits, short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income increased 94.8% and 59.1% during the three and nine-month periods ended September 30, 1995, respectively, over the same periods in 1994. Increased earnings on the Company's commercial finance receivables contributed to this growth in interest income. Amortization of the present value discount during the first nine months of 1995 increased compared to the same period in 1994 due to the growth of the Company's average excess servicing rights receivable. Contracts held for sale during the quarter and nine months ended September 30, 1995 was higher on average than during the same periods in 1994 due to higher production levels and the timing of the MH loan sales, resulting in an increase in interest on contract inventory.

  The increase in service income of 34.4% and 31.3% during the three and nine-month periods ended September 30, 1995, respectively, resulted from the 38.0% growth in the Company's average originated servicing portfolio but was partially offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others decreased 21.1% during the first nine months of 1995 compared to the first nine months of 1994. The Company expects this decline in outside servicing to continue in the future while overall servicing income should increase as its portfolio grows.

  Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew 34.5% and 30.7%, respectively, during the three and nine-month periods ended September 30, 1995, respectively, compared to the same periods in 1994. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

  Interest expense increased 71.4% and 29.5% during the three and nine-month periods ended September 30, 1995, respectively, as a result of the Company maintaining a significantly higher level of borrowings to fund its loan originations and commercial finance portfolio during 1995 compared to 1994. The Company maintained very low borrowing levels during the second and third quarters of 1994 due primarily to the two sales of the Company's Net Interest Margin Certificates ("NIM Certificates") in 1994. Also contributing to the increase in interest expense was higher average interest rates during the three and nine-month periods ended September 30, 1995 compared to the same periods in 1994.

  Green Tree's cost of servicing increased 35% and 34.3% during the quarter and nine-month period ended September 30, 1995 compared to the same periods in 1994 as the Company's total average servicing portfolio grew 36.1%. The Company's cost of servicing as a percentage of contracts serviced decreased during the first nine months of 1995 compared to the same period in 1994.

  General and administrative expenses rose 42.7% and 35.3% during the three and nine-month periods ended September 30, 1995, respectively. As a percentage of contract originations, however, these expenses have remained relatively consistent with the comparative periods in 1994. The dollar growth is due primarily to an increase in personnel and other origination costs related to the significant growth in the number of contracts the Company originated during the first nine months of 1995.

  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. During the third quarter of 1995, the Company used a senior/subordinated structure for each of its three conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. The Company's public home improvement loan sale in the third quarter of 1995 was comprised of two trusts. The first trust, which included secured home improvement contracts, employed a senior/subordinated structure with a corporate guarantee and the second trust, which included unsecured home improvement contracts, was a single class pass-through with a partial corporate guarantee.

  Another liquidity source for the Company is its ability to sell portions of its excess servicing rights receivable in the form of securitized NIM Certificates. In August, the Company completed a sale of $308,000,000 of NIM Certificates, its first such transaction in 1995, representing the sale of a portion of its excess servicing rights receivable from nine previous securitized sales of conventional manufactured housing contracts. Such underlying securitized sales were completed during the third and fourth quarters of 1994 and the first, second and third quarters of 1995. Net proceeds to the Company from the NIM Certificates sale were approximately $302,000,000 and were used to reduce short-term borrowings supporting ongoing loan originations. The combined interest rate on the NIM Certificates sold and the market rate (based on market comparisons at the time of sale of the NIM Certificates) on the subordinated certificates retained by the Company was less than the discount rates the Company used to initially record the excess servicing rights receivable. Based on these market rates, the present value of the future excess servicing cash flows which exceeded the carrying value has been included in the Company's reserves related to its excess servicing rights receivable.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the nine-month period ended September 30, 1995 over the same period in 1994. Contributing to this growth is an increase in normal servicing fees collected by the Company on its growing servicing portfolio, and an increase in excess servicing collected from the additional securitizations in which the Company had not sold a portion of the related excess servicing rights.

  Net principal payments collected were positive in each of the nine-month periods ended September 30, 1995 and 1994 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

  Interest on cash, commercial finance receivables and investments increased during the first nine months of 1995 compared to the same period in 1994 primarily as a result of the substantial increase in commercial finance receivables outstanding.

  During the first quarter of 1994, the Company began floorplan lending to provide financing to manufactured housing dealers for purposes of financing new manufactured home inventory. The Company has merged this floorplan lending into its newly established commercial finance division. This division provides inventory and asset-based financing for manufacturers and dealers in a variety of industries, including primarily manufactured housing and other products for which the Company is already providing retail financing. Commercial finance receivables as of September 30, 1995 were $466,251,000 compared to $166,507,000 at December 31, 1994, as commercial finance loans disbursed net of principal collections grew to $292,661,000 for the nine months.

  Dividends paid by the Company increased 65.8% in the first nine months of 1995 compared to the same period in 1994 as the Company's 1995 quarterly average dividend rate increased 63.6% over the 1994 quarterly average dividend rate for the first nine months.

  The Company has a $15,000,000 unsecured bank credit agreement for general operating purposes. This agreement expires December 31, 1995. In addition, the Company currently has $1.3 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract and commercial loan production. At September 30, 1995, the Company had no borrowings outstanding under these agreements and had $866,090,000 available, subject to the availability of eligible collateral. The master repurchase agreements all provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. The Company believes that, if it so desires, these agreements will continue to be renewed.

  During April 1995, the Company began borrowing under its commercial paper program through which it is authorized to issue up to $500,000,000 in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank and master repurchase agreements referred to above. As of September 30, 1995, the Company had issued and outstanding $348,910,000 in notes under this program. Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract and commercial loan production.

  PART II - OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

              The nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available and the advice of counsel, that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial condition. The Company made reference to two such matters in its Form 10-Q for the quarter ended June 30, 1995.

  ITEM 2.     CHANGES IN SECURITIES

              None.

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

              None.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

  ITEM 5.     OTHER INFORMATION

              None.

  ITEM 6.(a)  EXHIBITS

              10(f). Credit Agreement dated as of May 22, 1995
                     between Green Tree Financial Corporation and First Bank National Association.

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


                                     GREEN TREE FINANCIAL CORPORATION



  DATE: November 13, 1995            /s/John W. Brink
                                     ------------------------------
                                     John W. Brink
                                     Executive Vice President,
                                      Treasurer and Chief Financial
                                      Officer



  DATE: November 13, 1995            /s/Joel H. Gottesman
                                     ------------------------------
                                     Joel H. Gottesman
                                     Senior Vice President and
                                      General Counsel

                                 EXHIBIT INDEX


Exhibit
Number      Exhibit                                             Page
-------     -------                                             ----

10(f).      Credit Agreement dated as of May 22, 1995
            between Green Tree Financial Corporation
            and First Bank National Association                  17

11(a).      Computation of Primary Earnings Per Share            72

11(b).      Computation of Fully Diluted Earnings Per Share      73

12.         Computation of Ratio of Earnings to
            Fixed Charges                                        74

27.         Financial Data Schedule                              75
