Form 10-K405
period 1995-12-31
GREEN TREE FINANCIAL CORP
filed 1996-03-25
CIK 890175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ------------------------
                                   FORM 10-K
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
           ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM          TO
                        COMMISSION FILE NUMBER: 1-08916

                       GREEN TREE FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                     41-1807858
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

           1100 Landmark Towers
 345 St. Peter Street, Saint Paul, Minnesota            55102-1639
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (612) 293-3400

                           ---------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    (NAME OF EACH EXCHANGE
      (TITLE OF EACH CLASS)                          ON WHICH REGISTERED)
      ---------------------                         ----------------------
   Common Stock, $.01 par value                   New York Stock Exchange,
                                                   Pacific Stock Exchange
10 1/4% Senior Subordinated Notes due
 June 1, 2002                                     New York Stock Exchange

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

     As of February 29, 1996, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $4,109,591,000.

     As of February 29, 1996, the shares outstanding of the issuer's class of Common Stock were as follows:

                Common Stock                           135,611,266

                           ---------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                           Part of 10-K
             Document                                   Where Incorporated
             --------                                   ------------------
Proxy Statement for the 1996 Annual Meeting of Stockholders    III

                                     PART I
                                     ------

     ITEM 1.  BUSINESS.
     ------------------

     General
     -------

     Green Tree Financial Corporation ("Green Tree" or "the Company") is a diversified financial services company that originates conditional sales contracts for manufactured homes, home improvements, consumer products and equipment financing, and provides commercial financing to manufacturers and dealers. The Company's insurance agencies also market physical damage and term mortgage life insurance relating to the customers' contracts it services. Green Tree is the largest servicer of manufactured housing government insured or guaranteed contracts, and conventional manufactured housing contracts in the United States. Through its principal offices in Saint Paul, Minnesota and service centers throughout the United States, Green Tree serves all 50 states.

     The Company finances both new and previously owned manufactured homes, and originates conventional contracts as well as contracts insured by the Department of Housing and Urban Development's Federal Housing Administration ("FHA") and contracts partially guaranteed by the Department of Veterans' Affairs ("VA"). The Company's home improvement loans are financed either on a conventional basis or insured through the FHA Title I program. Consumer and equipment finance products are financed using installment sales contracts. The Company provides financing for the purchase of motorcycles, marine products, pianos and organs, horse trailers, sport vehicles, small aircraft, tractor/trailers and recreational vehicles.

     Green Tree also provides inventory financing to dealers, manufacturers and distributors of various consumer and commercial products, and in 1996 began providing home equity and revolving credit financing.

     Green Tree pools and securitizes substantially all of the contracts it originates, retaining the servicing on the contracts. Conventional manufactured housing contracts are pooled and such pools are structured into asset-backed securities which are sold in the public securities markets. Substantially all FHA and VA manufactured housing contracts are converted into pass-through certificates ("GNMA certificates") guaranteed by the Government National Mortgage Association ("GNMA"), a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. The GNMA certificates, which are secured by the FHA and VA contracts, are then sold in the secondary market. The Company also pools FHA-insured and conventional home improvement contracts, and consumer and equipment finance installment sales contracts, for sale in the secondary market. In servicing the contracts, the Company collects payments from the borrower and remits principal and interest payments to the holder of the contract or investor certificate secured by the contracts.

     The Company was originally incorporated as Green Tree Acceptance, Inc. under the laws of the State of Minnesota in 1975. In 1992, the Company changed its name to Green Tree Financial Corporation and in 1995 reincorporated as Green Tree Financial Corporation under the laws of the State of Delaware. The Company's principal executive offices are located at 1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639, and its telephone number is (612) 293-3400. Unless the context otherwise requires, "Green Tree" or the "Company" means Green Tree Financial Corporation and its subsidiaries.

     Purchase and Origination of Contracts

     Conditional sales contracts are the typical means of financing the purchase of manufactured homes ("MH"), consumer products ("CP")and equipment finance products("EF") and can also be used to finance home improvements ("HI") to existing owner-occupied one- to- four family homes. A "contract" or "conditional sales contract" refers to an agreement evidencing a monetary obligation and providing security for the obligation. MH contracts grant the owner of the contract a security interest in the related manufactured home (and any other personal property described therein), and CP and EF contracts grant a security interest in the related consumer or equipment finance product. For secured HI contracts, a mortgage or deed of trust on the home to which the improvements relate serves as security for the payment obligation under the contract. Green Tree also offers unsecured HI contracts on certain loans of $15,000 or less.

     All contracts that the Company originates directly or indirectly are written on forms provided or approved by the Company and are originated on an individually approved basis in accordance with Company underwriting guidelines.

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

     Conditional sales contracts for manufactured home purchases may be financed on a conventional basis, insured by the FHA or partially guaranteed by the VA. With respect to manufactured housing, the relative volume of conventional, FHA and VA contracts originated by the Company depends on customer and dealer preferences as well as prevailing market conditions. Over the last five years, the percentage of FHA and VA contracts in the Company's manufactured home contract portfolio has ranged from 15% to 39%, and at December 31, 1995, such contracts constituted 15% of the Company's portfolio (of which approximately 95% were FHA contracts). The Company has developed more cost effective conventional manufactured housing lending programs and as a result, FHA and VA contracts represented less than 1% of the Company's manufactured housing originations during 1995. MH contracts are generally subject to minimum down payments of approximately 5% of the amount financed. The Company offers manufactured housing contract terms up to 30 years.

     Through its regional service centers, the Company arranges to purchase MH contracts from MH dealers located throughout the United States. The Company's regional service center personnel contact dealers located in their region and explain the Company's available financing plans, terms, prevailing rates, and credit and financing policies. If the dealer wishes to utilize the Company's available customer financing, the dealer must make an application for dealer approval. Upon satisfactory results of the Company's investigation of the dealer's creditworthiness and general business reputation, the Company and the dealer execute a dealer agreement. The Company also originates manufactured housing installment loan agreements directly with customers. For the year ended December 31, 1995, the Company's manufactured housing contract originations consisted of 83% purchased from dealers, and 17% directly originated by the Company.

     The dealer or the customer submits the customer's credit application and purchase order to a central or regional service center where Company personnel make an analysis of the creditworthiness of the proposed buyer. If the application meets the Company's guidelines and credit is approved, the Company generally purchases the contract after the manufactured home is delivered and set up and the customer has moved in.

     For manufactured housing contracts, the Company uses a proprietary automated credit scoring system. It is a statistically based scoring system which quantifies information using variables obtained from customers' credit applications and credit reports. As of December 31, 1995, this credit scoring system has been used in making credit determinations on over two million applications. The Company believes the use of this proprietary credit scoring system has contributed to the reduction in the number of repossessions incurred as a percentage of the Company's servicing portfolio.

     In 1995, new manufactured housing shipments rose to approximately 340,000 units, a 12% increase over 1994. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. Competition to finance manufactured home purchases continues to be strong, and there can be no assurance that such competition will not intensify in the future. Significant decreases in consumer demand for manufactured housing, or significant increases in competition, could have an adverse effect on the Company's financial position and results of operations.

     Home Improvement

     The types of home improvements financed by the Company include exterior renovations, including windows, siding and roofing; pools and spas; kitchen and bath remodeling; and room additions and garages. The Company may also, under certain limited conditions, extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

     Through its centralized loan processing operations in Saint Paul, Minnesota, the Company arranges to purchase certain contracts from HI contractors located throughout the United States. The Company's business development managers contact HI contractors and explain the Company's available financing plans, terms, prevailing rates and credit and financing policies. If the contractor wishes to utilize the Company's available customer financing, the contractor must make an application for contractor approval. The Company has a contractor approval process pursuant to which the financial condition, business experience and qualifications of the contractor are reviewed prior to his or her approval to sell contracts to the Company. The Company occasionally will originate directly a home improvement promissory note involving a home improvement transaction.

     The level of growth in the Company's HI contract originations during the year ended December 31, 1995 results from significantly expanding the number of relationships with contractors, remodelers and dealers throughout the United States. This has provided the Company with an established and growing network through which to market its financing.

     The Company finances both conventional HI contracts and HI contracts insured through the FHA Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third mortgages on the improved real estate. The Company has also implemented an unsecured conventional HI lending program for certain customers which generally allows for loan amounts ranging from $2,500 to $15,000. Unsecured loans account for less than 20% of the home improvement portfolio.

     The contractor submits the customer's credit application and construction contract to the Company's office where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system that was implemented by the Company in June

     1993. If it is determined that the application meets the Company's underwriting guidelines and applicable FHA regulations (for FHA-insured contracts) and the credit is approved, the Company generally purchases the contract from the contractor when the customer verifies satisfactory completion of the work.

     Consumer and Equipment Finance

     Green Tree's consumer finance and equipment finance divisions finance the purchase of motorcycles; marine products (including boats, boat trailers and outboard motors); pianos and organs; horse trailers; sport vehicles (including snowmobiles, personal watercraft and all-terrain vehicles); tractor/trailers; personal aircraft; and recreational vehicles.

     The Company arranges to purchase certain contracts originated by dealers throughout the United States. The Company's personnel contact dealers and explain Green Tree's available financing plans, terms, prevailing rates and credit and financing policies. If the dealer wishes to utilize the Company's available customer financing, the dealer must make an application for approval.

     The dealer submits the customer's credit application and purchase order to the Company's central service center where an analysis of the creditworthiness of the proposed buyer is made. If the application meets the Company's guidelines and credit is approved, the Company purchases the contract when the customer accepts delivery of the product.

     The volume of contracts originated by the Company during the past five years and certain other information for each of those years, are indicated below:

                                                                 Year ended December 31,
                                          --------------------------------------------------------------------
                                              1995          1994            1993        1992(a)         1991(b)
                                          ---------------------------------------------------------------------
     COST OF CONTRACTS
     (IN THOUSANDS):
     MH-Conventional                      $4,140,994      $3,134,231     $2,196,655   $  942,874     $  432,060
     MH-FHA/VA                                18,842          67,260        252,466      265,992        507,879
     HI                                      626,986         465,523        169,443       75,287        112,135
     CP and other                            471,153          96,172         47,442       34,911         22,340
                                          ----------      ----------     ----------   ----------     ----------
      Total                               $5,257,975      $3,763,186     $2,666,006   $1,319,064     $1,074,414
                                          ==========      ==========     ==========   ==========     ==========

     NUMBER OF CONTRACTS:
     MH-Conventional                         132,673         115,082         87,327       43,162         23,126
     MH-FHA/VA                                   725           2,660          9,607       10,322         20,716
     HI                                       49,135          39,375         16,926        8,384         12,975
     CP and other                             38,828          11,333          6,161        4,235          2,924
                                          ----------      ----------     ----------   ----------     ----------
      Total                                  221,361         168,450        120,021       66,103         59,741
                                          ==========      ==========     ==========   ==========     ==========

     WEIGHTED AVERAGE
      INTEREST RATES:
     MH-Conventional                            10.7%           11.0%          10.2%        11.7%          13.5%
     MH-FHA/VA                                  10.4            10.5            9.7         10.7           12.1
     HI                                         12.5            12.1           12.6         13.9           15.3
     CP and other                               11.8            11.7           13.2         14.7           16.3
                                                ----            ----           ----         ----           ----
      Weighted average
      interest rate                             11.0%           11.2%          10.3%        11.7%          13.1%
                                                ====            ====           ====         ====           ====

----------------
       (a) Does not include $552,936,000 of conventional contracts purchased from the Resolution Trust Corporation ("RTC").

       (b) Does not include $66,980,000 of conventional contracts purchased from other originators.


     The Company believes that, in addition to an individual analysis of each contract, it is important to achieve a geographic dispersion of contracts in order to reduce the impact of regional economic conditions on the overall performance of the Company's portfolio. Accordingly, the Company seeks to maintain a portfolio of contracts dispersed throughout the United States. At December 31, 1995, no state accounted for more than 10% of all contracts serviced by the Company.

     The Company originates contracts through over 3,000 approved manufactured housing dealers, approximately 5,700 home improvement contractors and over 3,000 consumer product dealers. In 1995, no single MH dealer accounted for more than one percent of the total number of MH contracts originated by the Company. Likewise, no single contractor or dealer accounted for more than two percent of the total number of HI or CP contracts originated by the Company.

     Commercial Finance Division

     Green Tree's Commercial Finance Division extends credit through its three regional lending centers under revolving credit agreements with dealers, manufacturers and distributors of various consumer and commercial products. "Floorplan Receivables" represent the financing of product inventory for retail dealers of a variety of consumer products. The products securing the Floorplan Receivables currently include manufactured housing, recreational vehicles and marine products. "Asset-Based Receivables" represent the financing of production and inventory by manufacturers, such revolving credit arrangements being secured by finished goods inventory, accounts receivable rising from the sale of such inventory, certain work-in-process, raw materials and component parts, as well as other assets of the borrower.

     The Company will provide financing for products for a particular dealer, manufacturer or distributor ("Dealer"), in most instances, only if the Company has also entered into a floorplanning agreement with the manufacturer, distributor or other vendor of such product. A Dealer requesting the establishment of a credit line with Green Tree is required to submit an application and financial information.

     Advances made for the purchase of inventory are most commonly arranged in the following manner: the Dealer will contact the manufacturer and place a purchase order for a shipment of inventory. If the manufacturer has been advised that Green Tree is the Dealer's inventory financing source, the manufacturer will contact Green Tree to obtain an approval number with respect to such purchase order. Upon such request, the Company will determine whether (i) the manufacturer is in compliance with its floorplan agreement, (ii) the Dealer is in compliance with its program with Green Tree and (iii) such purchase order is within the Dealer's credit limit. If all of such requirements are met, the Company will issue an approval number to the manufacturer. The manufacturer will then ship the inventory and directly submit its invoice for such purchase order to Green Tree for payment. Interest or finance charges normally begin to accrue on the Dealer's accounts as of the invoice date. The proceeds of the loan being made by the Company to the Dealer are paid directly to the manufacturer in satisfaction of the invoice price and are often funded a number of days subsequent to the invoice date depending upon the Company's arrangements with the manufacturer. Inventory inspections are performed to physically verify the collateral used to secure a Dealer's loan, check the condition of the inventory, account for any missing inventory and collect any funds due. Approximately two-thirds of Green Tree's MH dealers are participants in this program.

     Asset-Based Receivables arise from asset-based revolving credit facilities provided to certain manufacturers and distributors.

These facilities typically involve a revolving line of credit, for a contractually committed period of time, pursuant to which the borrower may draw the lesser of the maximum amount of such line of credit or a specifically negotiated loan availability amount, subject to the availability of adequate collateral. The loan availability amount is determined by multiplying an agreed upon advance rate against the value of certain types of assets. In these facilities, Green Tree will most typically lend against finished inventory and eligible accounts receivable arising from the sale of such inventory which are free and clear of other liens and otherwise in compliance with specified standards.

Pooling, Disposition and Related Sales Structures of Contracts, Net Interest Margin Certificates and Floorplan Receivables

The Company pools contracts for sale to investors, generally on a monthly basis. It is the Company's policy to sell substantially all of the contracts it originates or purchases. Conventional manufactured housing contracts are generally sold through asset-backed securities. FHA-insured and VA-guaranteed manufactured housing contracts are converted into GNMA certificates. The GNMA certificates, which are secured by the FHA and VA contracts, are then sold in the secondary market. The GNMA certificates provide for payment by the Company to registered holders of the certificates of monthly principal and interest, as well as the "pass-through" of any principal prepayments on the contracts. The Company also pools FHA-insured and conventional home improvement contracts for sale in the secondary market. Consumer product and equipment finance contracts have also been pooled for sale to investors through both public and private transactions. During 1994 and 1995, the Company also securitized a significant portion of its excess servicing rights receivable in the form of securitized Net Interest Margin Certificates ("NIM Certificates"), and in 1995 securitized a significant portion of its then outstanding floorplan receivables through a Master Trust structure.

Principal and interest payments made by borrowers on the manufactured housing contracts securing each GNMA certificate are the source of funds for payments due on the GNMA certificates. The Company is required to advance its own funds in order to make timely payment of all amounts due on the GNMA certificates if, due to defaults or delinquencies on contracts, the payments received by the Company on the contracts securing such certificates are less than the amounts due on the certificates. If the Company was unable to make payments on the GNMA certificates as they became due, it would promptly notify GNMA and request GNMA to make such payments and, upon such notification and request, GNMA would make such payments directly to the registered holders of the certificates and would seek reimbursement from the Company, FHA or the VA as appropriate. The GNMA certificates are secured by manufactured housing contracts which are either FHA-insured or VA-guaranteed. For FHA manufactured housing contracts, the maximum amount of insurance benefits paid by FHA is equal to approximately 90% of the net unpaid principal and uncollected interest earned to the date of default on the contract, subject to certain adjustments, less the greater of the actual net sales price or FHA appraisal of the home. The amounts reimbursable by FHA are further limited to an aggregate amount representing reserves FHA has established. These reserves, which approximated $106 million at December 31, 1995, are based on the Company's origination and loss experience. The Company is required to make scheduled premium payments to maintain the benefit of the reserve. If losses on FHA-insured contracts exceed the established reserve, the Company would not be reimbursed by FHA but would still be required to make payments on the GNMA certificates. For VA manufactured housing contracts, the maximum guarantee that may be issued is the lesser of: (1) the lesser of $20,000 or 40% of the principal amount of the contract, or (2) the maximum amount of guarantee entitlement available to the veteran (which may range from $20,000 to zero).

Conventional manufactured housing, home improvement, consumer and equipment finance contracts are pooled and sold by the Company through securitized asset sales which have been either single class or senior/subordinated pass-through structures. Under certain securitized sales structures, corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral have been provided by the Company as credit enhancements. Certain senior/subordinated structures, such as those used during 1990, 1991 and 1992, retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. Customer principal and interest payments are deposited in separate bank accounts as received by the Company and are held for monthly distribution to the certificateholders.

During 1994 and 1995 Green Tree sold a substantial portion of its excess servicing rights receivable, representing net cash flows retained from the securitization of its manufactured housing contracts, in the form of securitized NIM Certificates through public offerings. A subordinated interest in those certificates was retained by the Company. As a result of these transactions, certain net cash flows that formerly were retained by Green Tree are now passed through to investors with the exception of a 50 basis point servicing fee which Green Tree retains out of available monthly net cash flows. Payments on the subordinated interests retained do not commence until the senior certificateholders have been paid all principal and interest due them under the terms of the transaction. Interest will continue to accrue to the balance of such subordinated certificates until payments commence.

In initially valuing its excess servicing rights receivable, the Company establishes an allowance for expected losses under the recourse provisions with investors/owners and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. If there is a default under a contract and liquidation of the underlying collateral on loans not sold as part of the NIM Certificate sales, any net losses are charged against the reserves that have been established. Losses in excess of those projected in the valuation of the NIM Certificates have the effect of reducing the value of the subordinate interest retained by Green Tree. The dollar amount of potential contractual recourse to the Company exceeds both the amount of projected losses factored into the subordinated certificate valuation and the amount established by the Company as an "allowance for losses on contracts sold with recourse."

During 1995 the Company formed a revolving Master Trust vehicle for purposes of selling its commercial finance receivables, and in December 1995 issued its first series of certificates through this trust totaling approximately $428 million. This first series of certificates has a two year life with an option to extend the term to three years at the Company's discretion, and was structured as a LIBOR-based floater backed by eligible commercial finance receivables, such receivables having been removed from the Company's balance sheet upon sale.

Estimated losses relating to the Company's commercial finance receivables are recorded at the time the loans are made. Commercial finance receivables are shown net of the related allowance for losses and net of amounts securitized and sold on the balance sheet.

     Information on the Company's securitized asset sales is as follows:

                                        Year ended December 31
                           ----------------------------------------------
                            1995    1994    1993      1992        1991
                           ------  ------  ------  -----------  ---------
                                         (dollars in millions)
     Contracts sold(a):
      MH-Conventional      $4,008  $3,180  $2,090    $1,447(b)  $  486(c)
      MH-GNMA                  12      46     213       269        500
      HI                      579     544      43        72        112
      CP(d)                    --      --      --        84         41
                           ------  ------  ------    ------     ------
                            4,599   3,770   2,346     1,872      1,139
                           ======  ======  ======    ======     ======

     NIM Certificates         308     600      --        --         --
     Floorplan
      Receivables
      Master Trust            428      --      --        --         --
                           ------  ------  ------    ------     ------
       Total               $5,335  $4,370  $2,346    $1,872     $1,139
                           ======  ======  ======    ======     ======

       (a) "Contracts sold" represents the face amount of the contracts sold but not necessarily settled during the same year.

       (b)  Includes $533 million of contracts purchased from the RTC.

       (c) Includes $52 million of contracts purchased from other originators, but does not include $88 million of contracts sold pursuant to a joint venture agreement with Merrill Lynch Mortgage Capital, Inc.

       (d) Approximately $431 million of consumer products contracts were securitized and sold in January 1996.

                                            Year ended December 31
                                     -----------------------------------
                                     1995    1994    1993   1992    1991
                                     ----    ----    ----   ----    ----
     Weighted average yield to
      investors on contracts
      sold:
      MH-Conventional                 7.3%    8.1%    6.5%   7.7%    8.7%
      MH-GNMA                         7.5     8.0     6.4    7.4     8.5
      HI                              7.0     8.0     6.4    7.3     8.7
      CP                               --      --      --    6.4     7.6
                                     ----    ----    ----   ----    ----
       Weighted average yield         7.2%    8.1%    6.5%   7.6%    8.6%
                                     ====    ====    ====   ====    ====

     Servicing

     The Company services all of the contracts and commercial finance receivables that it originates or purchases from other originators, collecting loan payments, taxes and insurance payments, where applicable, and other payments from borrowers and remitting principal and interest payments to the holders of the asset-backed securities or of the GNMA certificates.

The following table shows the composition of the Company's servicing portfolio at December 31 for the years indicated on contracts it originated, excluding commercial finance receivables.

                                           December 31
                         ------------------------------------------------
                           1995      1994      1993      1992      1991
                         --------  --------  --------  --------  --------
    Unpaid principal
      amount of
      contracts being
      serviced(in
      millions)          $ 13,145  $  9,441  $  6,922  $  5,278  $  4,754
    Average unpaid
      principal
      balance            $ 20,430  $ 19,042  $ 17,864  $ 16,638  $ 16,394
    Number of
      contracts
      serviced            643,405   495,809   387,509   317,251   289,960

During 1990 and 1991, the Company acquired servicing on manufactured housing contracts originated by other lenders. The Company has not since acquired servicing on manufactured housing contracts originated by other lenders, and does not expect to acquire such servicing in the near future. The Company has no loss risk on these contracts and charges a service fee based on principal outstanding. The following table shows the composition of this servicing portfolio at December 31 for the years indicated.

                                         December 31
                         -------------------------------------------
                          1995     1994     1993     1992     1991
                         -------  -------  -------  -------  -------
    Unpaid principal
      amount of
      contracts being
      serviced(in
      millions)          $   169  $   212  $   272  $   345  $   518
    Average unpaid
      principal
      balance            $12,564  $13,515  $14,425  $14,977  $15,897
    Number of
      contracts
      serviced            13,440   15,710   18,884   23,064   32,576

As of December 31, 1995 and 1994 the Company serviced $574,100,000 and $167,723,000, respectively, of commercial finance receivables. The Company currently has financing arrangements with approximately 2,000 dealers.

Delinquency and Loss Experience

A contract is considered delinquent by the Company if any payment of $25 or more is past due 30 days or more. Contracts for which the obligor is in bankruptcy are considered delinquent regardless of whether or not the borrower is current under a plan of bankruptcy. Delinquent contracts are subject to acceleration, and repossession or foreclosure of the underlying collateral. Losses associated with such actions are charged against applicable reserves upon disposition of the collateral.

The following table provides certain information with respect to the delinquency and loss experience of contracts the Company originated, excluding commercial finance receivables.

                                                               At or for the year ended
                                                                     December 31
                                           ----------------------------------------------------------------
                                               1995          1994         1993         1992         1991
                                           ------------  ------------  -----------  -----------  ----------
     Number of contracts delinquent(a)            1.92%         1.49%        1.55%        1.86%       2.20%
     Repossessed contracts sold (b)               1.51          1.55         1.87         2.53        2.42
     Annual net repossession losses(c)             .60           .63          .85         1.16         .93
     Repossession inventory(d)                     .51           .43          .51          .58         .88

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

Commercial finance receivables due and unpaid aged over 60 days as of December 31, 1995 totaled .18%.

Insurance

Through certain subsidiaries, the Company markets physical damage insurance on manufactured homes, certain consumer products and dealer lots which collateralize contracts and receivables serviced by the Company, and markets term mortgage life insurance to its MH and HI customers. In addition, the Company owns Green Tree Life Insurance Company, a life and disability reinsurance company which functions as a reinsurer for policies written by selected other insurers covering individuals whose contracts are serviced by the Company.

The following table provides certain information with respect to net written premiums (gross premiums on new or renewal policies issued less cancellations of previous policies) on policies written by the Company. The Company acts as an agent with respect to the sale of such policies and, in some cases, the Company also acts as reinsurer of such policies.

                                        Year ended December 31
                              -------------------------------------------
                               1995     1994     1993     1992     1991
                              -------  -------  -------  -------  -------
                                            (in thousands)
    Net written premiums:
      Physical damage         $82,438  $63,979  $48,172  $35,500  $31,400
      Term mortgage life       10,154    7,240    5,683    5,303    4,510
                              -------  -------  -------  -------  -------
        Total                 $92,592  $71,219  $53,855  $40,803  $35,910
                              =======  =======  =======  =======  =======

Regulation

The Company's operations are subject to supervision by various state authorities (typically state mortgage lending, financial institutions, consumer credit and insurance authorities) that generally require that the Company be licensed to conduct its business. In many states, issuance of licenses is dependent upon a finding of public convenience, and of financial responsibility, character and fitness of the applicant. The Company is generally subject to state regulations, examinations and reporting requirements, and licenses are revocable for cause.

Contracts insured under the FHA Title I manufactured home and home improvement lending programs are subject to compliance with detailed federal regulations governing originations, servicing, and loss claim payments by the FHA to cover a portion of losses due to default and repossessions or foreclosures. Other governmental programs such as VA also contain similar detailed regulations governing loan origination and servicing responsibilities.

The Federal Consumer Credit Protection Act ("FCCPA") requires, among other things, a written disclosure showing the cost of credit to debtors when consumer credit contracts are executed. The Federal Equal Credit Opportunity Act requires certain disclosures to applicants for credit concerning information that is used as a basis for denial of credit and prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, race, color, religion, national origin, age, marital status, derivation of income from a public assistance program, or the good faith exercise of a right under the FCCPA, of which it is a part. By virtue of a Federal Trade Commission rule, consumer credit contracts must contain a provision that the holder of the contract is subject to all claims and defenses which the debtor could assert against the seller, but the debtor's recovery under such provisions cannot exceed the amount paid under the contract.

The Company is also required to comply with other federal disclosure laws for certain of its lending programs. The home equity lending program, the combination land-and-home program, the land-in-lieu program and the home improvement lending program are subject to the Federal Real Estate Settlement and Procedures Act. In addition, the Company is subject to the reporting requirements of the Home Mortgage Disclosure Act for its manufactured home, purchase money mortgage and home improvement lending products.

The construction of manufactured housing is subject to compliance with governmental regulation. Changes in such regulations may occur from time to time and such changes may affect the cost of manufactured housing. The Company cannot predict whether any regulatory changes will occur or what impact such future changes would have on the manufactured housing industry.

The Company is subject to state usury laws. Generally, state law has been preempted by federal law with respect to certain manufactured home, mortgage lending and home improvement products, although certain states have enacted legislation superseding federal law. To be eligible for the federal preemption, the Company's contract form must comply with certain consumer protection provisions. The Company offers its products within the limitations set by the state usury laws and federal preemption of these laws.

The regulatory procedures discussed above are subject to changes by the regulatory authorities. There are no assurances that future regulatory changes will not occur. These regulatory changes could place additional burdens on the Company's programs.

Competition and Other Factors

The Company is affected by consumer demand for manufactured housing, home improvements, consumer products and its insurance products, as well as commercial demand for floorplan and asset-backed lending. Consumer and commercial demand, in turn, are partially influenced by regional trends, economic conditions and personal preferences. The Company competes primarily with banks, finance companies, savings and loan associations, and credit unions. Prevailing interest rates are typically affected by economic conditions. Changes in rates, however, generally do not inhibit the Company's ability to compete, although from time to time in particular geographic areas, local competition may choose to offer more favorable rates. The Company competes by offering superior service, prompt credit review, and a variety of financing programs.

The Company's business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured housing and site-built homes. Sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January.

Employees

As of December 31, 1995, the Company had 2,503 full-time and 308 part-time employees, and considers its employee relations to be satisfactory. None of the employees are represented by a union.


ITEM 2.  PROPERTIES.

At December 31, 1995, the Company operated 50 manufactured housing regional service centers and three commercial finance business centers located in 35 states. Such offices are leased, typically for a term of three to five years, and range in size from 1,700 to 22,000 square feet. The Company also operates a central servicing center in Rapid City, South Dakota. The lease on this facility is for a term of five years with an option to purchase and consists of 100,000 square feet. The Company's home improvement and consumer products divisions lease their main office in Saint Paul, Minnesota. The lease is for a term of five years and consists of 122,000 square feet. (See Note I of Notes to Consolidated Financial Statements for annual rental obligations.) The Company owns the building which houses its equipment finance and insurance divisions and its corporate offices.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is traded on the New York and Pacific Stock Exchanges under the symbol "GNT." The following table sets forth, for the periods indicated, the range of the high and low sale prices.

   1994             High        Low
   ----           ---------  ----------

First quarter      $14-1/2    $10-27/32
Second quarter      15-1/4     10-3/4
Third quarter       17-7/16    12-3/8
Fourth quarter      15-5/16    12-1/8

   1995             High        Low
   ----           ---------  ----------

First quarter       20-1/2     14-3/8
Second quarter      23-5/16    18-3/4
Third quarter       31-7/16    21-11/16
Fourth quarter      32-3/8     25

The above stock prices, as well as all other share and per share amounts referenced in this Annual Report on Form 10-K, have been restated to reflect the two-for-one stock splits effected in the form of stock dividends in June 1994 and October 1995.

On February 29, 1996, the Company had approximately 755 stockholders of record of its Common Stock including the nominee of The Depository Trust Company which held approximately 130,478,302 shares of Common Stock.

The Company has paid cash dividends since December 1986. The 1995 quarterly dividend rate for the first three quarters was $0.047 per share. In September 1995, the Board of Directors approved an increase in the quarterly dividend rate to $0.0625 per share effective December 1995. The payment of future dividends will depend on the Company's financial condition, prospects and such other factors as the Board of Directors may deem relevant. Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and Common Stock repurchases. At December 31, 1995, such payments were limited to $25,046,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter periods less dividends paid, repurchases of Common Stock and the retirement of Subordinated Indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA.


                                        Year ended December 31
                       --------------------------------------------------------
                          1995        1994        1993        1992       1991
                       ----------  ----------  ----------  ----------  --------
                             (dollars in thousands except per-share data)

Income                $  711,320  $  497,427  $  366,680  $  246,615  $214,765
Earnings before
  income taxes           409,628     302,131     200,537     118,806    92,176
Earnings before
  extraordinary
  loss(a)                253,969     181,279     116,423      72,472    56,688
Net earnings             253,969     181,279     116,423      55,015    56,688
Earnings per common
  share:
    Before
      extraordinary
      loss (a)              1.81        1.31         .90         .61       .50
    Net earnings            1.81        1.31         .90         .45       .50
Cash dividends per
  common share               .20         .12         .09         .08       .08
At year-end:
  Excess servicing
    rights
    receivable        $  764,617  $  533,182  $  843,489  $  640,647  $513,881
  Total assets         2,383,546   1,771,839   1,739,502   1,167,055   969,161
  Total debt             383,546     309,319     515,004     376,043   361,410
  Allowance for
    losses on
    contracts sold
    with recourse        163,337      84,016     222,135     189,669   134,681
  Stockholders'
    equity               925,022     725,891     549,429     298,834   237,544

(a) Before extraordinary loss relating to the debt exchange in 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Introduction

Green Tree Financial Corporation is a diversified financial services company that originates conditional sales contracts for manufactured homes ("MH"), home improvements ("HI"), consumer products ("CP")and equipment financing ("EF"), and provides commercial financing to manufacturers and dealers. The Company's insurance agencies market physical damage and term mortgage life insurance relating to the customers' contracts it services. Green Tree also acts as servicer for manufactured housing contracts originated by other lenders.

The Company records "net gains on contract sales" at the time of sale of its contracts and defers service income, recognizing it as servicing is performed. Income from commercial financing is recognized as realized. Net gains on contract sales are an amount equal to the present value of the expected excess servicing rights receivable to be collected during the term of the contracts, plus or minus any premiums or discounts realized on the sale of the contracts and less any selling expenses. "Excess servicing rights receivable" represents cash expected to be received by the Company over the life of the contracts. The subordinated certificates retained by the Company from the securitized Net Interest Margin Certificate ("NIM Certificate") sales are shown net of projected losses and are included in excess servicing rights receivable. Excess servicing rights receivable, excluding the subordinated certificates, is calculated by aggregating the contractual payments to be received pursuant to the contracts and subtracting: (i) the estimated amount to be remitted to the investors/owners of the contracts, (ii) the estimated amount that will not be collected as a result of prepayments, (iii) the estimated amount to be remitted for FHA insurance and other credit enhancement fees and (iv) the estimated amount that represents deferred service income. Deferred service income represents the amount that will be earned by the Company for servicing the contracts. Concurrently with recognizing such gains, the Company also records the present value of excess servicing rights as an asset on the Company's balance sheet. Excess servicing rights receivable is calculated using prepayment, default, and interest rate assumptions which the Company believes market participants would use for similar instruments,such assumptions being consistent, given portfolio composition, with those used in the public sales of the NIM Certificates. Excess servicing rights receivable has not been reduced for potential losses under recourse provisions of the sales. Such rights are subordinated to the rights of investors/owners of the contracts. The Company believes that the excess servicing rights receivable recognized at the time of sale does not exceed the amount that would be received if it were sold in the marketplace.

In initially valuing its excess servicing rights receivable, the Company establishes an allowance for expected losses under the recourse provisions with investors/owners of contracts or investor certificates and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of the NIM Certificates. The Company believes that its allowance for losses on contracts sold with recourse is adequate and consistent with current economic conditions as well as historical default and loss experiences of the Company's entire loan portfolio. The allowance for losses on contracts sold with recourse is shown separately as a liability. The allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of losses. The outstanding security balances of contracts at December 31, 1995 were $1,290,750,000 of GNMA certificates and $10,941,384,000 related to securitized transactions, including whole loan sales.

The Company records the amount to be remitted to the investors/owners of the contracts or investor certificates for the activity related to the current month, payable the next month, as "investor payable" and it is shown separately as a liability on the Company's balance sheet.

The Company has provided the investors/owners of pools of contracts with a variety of additional forms of credit enhancements on its securitized sales. These credit enhancements have included corporate guarantees, letters of credit and surety bonds that provide limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as additional credit enhancement.

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

Payments on the subordinated certificates will not be made until such time as the senior certificateholders have been paid all principal and interest due them under the terms of the transactions. As such, interest on the subordinated certificates will continue to accrue to the outstanding balance until payments commence. Green Tree collects a monthly servicing fee equal to 50 basis points on an annualized basis on the underlying contract balance to the extent that adequate funds are available based on cash flows provided by each underlying securitized sale.

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


                                                   Period-to-period
                              As a percentage of  increase (decrease)
                             income for the year  -------------------
                              ended December 31      1994    1993
                            ---------------------     to      to
                             1995    1994   1993     1995    1994
                            -----   -----   -----    ----    ----
Income:
 Net gains on contract
  sales                      94.4%   91.4%   76.1%   47.7%   63.0%
 Provision for losses
  on contract sales         (31.4)  (27.0)  (21.0)   65.9    74.3
 Interest                    24.8    22.4    30.7    58.0    (1.0)
 Service                      7.5     8.1     8.5    33.7    28.3
 Commissions and other        4.7     5.1     5.7    29.3    21.7
                            ---------------------
 Total income               100.0%  100.0%  100.0%
                            =====================

Expenses:
 Interest                     8.1%    8.4%   14.0%   37.7   (18.6)
 Cost of servicing            5.5     6.2     7.1    26.9    18.3
 General and
  administrative             28.8    24.7    24.2    67.1    38.1
Earnings before
 income taxes                57.6    60.7    54.7    35.6    50.7
Net earnings                 35.7    36.4    31.8    40.1    55.7

Net gains on contract sales increased 47.7% and 63.0% for the years ended December 31, 1995 and 1994, respectively, as a result of increased dollar volume of contracts sold, longer average terms and in 1995, higher interest rate spreads on contracts sold. During 1995 and 1994, total contract sales increased $829,317,000 or 22.0% and $1,423,930,000, or 60.7%, respectively. In 1994, the increase in net gains on contract sales was partially offset by decreased interest rate spreads on contracts sold. The Company's net gains on contract sales in 1993 reflect higher interest rate spreads on contracts sold but were reduced by an increase in prepayment reserves as a result of higher than previously projected prepayment activity.

Prevailing interest rates are typically affected by economic conditions. Changes in interest rates generally do not inhibit the Company's ability to compete, although from time to time, in particular geographic areas, local competition may be able to offer more favorable rates. Because of the size of the excess servicing spread (which enables the Company to absorb changes in interest rates) and the relatively short period of time between origination and sale of contracts, the Company's ability to sell contracts is generally not affected by gradual changes in interest rates, although the amount of earnings may be affected. Average excess servicing spreads were 3.8%, 3.1% and 3.8% for 1995, 1994 and 1993, respectively. Excess servicing spreads decreased during 1994 as the rates on the Company's sales of securitized loans increased faster than the rates on the contracts originated by the Company.

The increase in the provision for losses on contract sales of 65.9% in 1995 reflects the growth in total contract sales and the Company's increased provision for losses on contract sales as a percentage of contracts sold. This increased percentage is a result of increasing average contract terms and the changing mix of originations to a higher percentage of conventional contracts and to loans which have a lower down payment. The 74.3% increase in the provision for losses on contract sales during 1994 also reflects the Company's higher dollar volume of contracts sold during the year as well as the changing mix of originations to a significantly lower percentage of FHA and VA contracts. The Company feels that its credit underwriting standards and servicing procedures have served to stabilize its loss experience. A very important factor in the reduction of the Company's credit risk is the geographic dispersion of the portfolio. At December 31, 1995, no state accounted for more than 10% of all contracts serviced by the Company. The Company continually monitors its dispersion of contracts as economic downturns are often more severely felt in certain geographic areas than others.

During 1994 and 1995 the Company sold a substantial portion of its excess servicing rights receivable, representing net cash flows retained from the securitization of its manufactured housing contracts, in the form of securitized NIM Certificates through public offerings. Green Tree Securitized Net Interest Margin Trusts 1994-A, 1994-B and 1995-A, sold certificates representing approximately 72% to 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1995. The estimated present value of these future excess servicing cash flows was previously recorded on the Company's balance sheet as part of "Excess servicing rights receivable", "Contracts, GNMA certificates and collateral" and "Allowance for losses on contracts sold with recourse". The remaining interests retained by the Company, representing subordinated certificates, continue to be recorded as part of excess servicing rights receivable and are shown net of projected losses.

The manufactured housing market experienced a 12% increase in new home shipments during 1995 compared to 1994. The Company continues to benefit from this increase as its dollar volume of MH contract originations rose 29.9% during 1995 over 1994 to $4,159,836,000, and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 31.4% during 1995 over 1994. The dollar volume of previously owned MH contract originations also rose 43.7% year over year. Although small compared to total volume, the dollar volume of refinanced contracts decreased in 1995 compared to 1994. In addition to the increase in the number of new MH contracts originated by the Company, the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts, price increases by the MH manufacturers, and new federal wind and thermal standards enacted in mid-to-late 1994.

The dollar volume of home improvement, consumer and equipment finance contract originations rose 95.5% during 1995 over 1994 to $1,098,139,000. The level of growth in these divisions results from significantly expanding the number of relationships with contractors, remodelers and dealers throughout the United States. This has provided the Company with an established and growing network through which to market its financing.

Interest income is realized from contract inventory, commercial finance receivables, cash deposits, short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income grew 58.0% during 1995 over 1994 primarily from increased earnings on the Company's commercial finance receivables. Amortization of the present value discount during 1995 increased in comparison to 1994 due to the growth of the Company's average excess servicing rights receivable. Contracts held for sale during the year was higher on average than during 1994 due to higher production levels, resulting in an increase in interest income. Interest income decreased 1.0% for the year ended December 31, 1994 compared to 1993. Interest income relating to the amortization of the present value discount during 1994 decreased compared to 1993 as a result of the NIM Certificate sales, offset partially by interest accrued on the subordinated certificates. Earnings on short-term investment activity relating to the cash generated by the NIM Certificate sales and an increase in average contracts held for sale due to substantially higher production levels during 1994 also partially offset that decrease. Contributing to the growth in interest income during 1993 was interest earned on the increased dollar amount of contracts held for sale and increased amortization of the present value discount on the Company's excess servicing rights receivable.

The increase in service income of 33.7% during 1995 and 28.3% during 1994 resulted from the 38.2% and 35.2% growth in the Company's average originated servicing portfolio during 1995 and 1994, respectively, but was offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others during 1995 and 1994 decreased 21.0% and 22.1%, respectively. The Company expects this decline in outside servicing to continue in the future while overall servicing income should increase as its portfolio grows.

Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew during 1995, 1994 and 1993 primarily as a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

Interest expense increased 37.7% during 1995 as a result of the Company maintaining a significantly higher level of borrowings to fund its loan originations and commercial finance portfolio during 1995 compared to 1994. Interest expense decreased 18.6% during 1994 compared to 1993. The Company maintained a lower level of borrowings to fund its loan originations during 1994, as compared with 1993, as a result of converting a substantial portion of its excess servicing rights receivable to cash through the NIM Certificate sales, as well as completing more frequent contract sales in 1994. This decreased level of borrowings is offset slightly by higher average interest rates throughout much of 1994. The Company's interest expense increased in 1993 as a result of the higher amount of average outstanding borrowings supporting the Company's increased contract inventory levels. The increase was, however, partially offset by lower average interest rates.

Green Tree's dollar amount of cost of servicing has increased over the past three years as its total average servicing portfolio during the years ended December 31, 1995, 1994 and 1993 grew 36.5%, 32.4% and 17.1%, respectively. The
Company's cost of servicing as a percentage of contracts serviced has decreased over each of the past three years.

General and administrative expenses rose 67.1% and 38.1% during 1995 and 1994, respectively. The primary reason for these increases in both 1995 and 1994 relates to the compensation of the chief executive officer pursuant to the terms of an employment agreement, the majority of such expense being paid in stock. As a percentage of contract originations, however, general and administrative expenses have remained relatively constant over the past three years.

During the third quarter of 1993, the Company took a one-time charge to earnings of $4,685,000 as a result of the August 1993 enactment of the new federal corporate income tax rate. The charge reflects the increase in the federal corporate income tax rate on the Company's deferred tax liability and increased the Company's effective tax rate during that year to 41.9%. The Company's effective tax rate during 1995 and 1994 was 38% and 40%, respectively.

The Company is affected by consumer demand for manufactured housing, home improvements, consumer products and its insurance products, as well as commercial demand for floorplan and asset-backed lending. Consumer and commercial demand, in turn, are partially influenced by regional trends, economic conditions and personal preferences. The Company can make no prediction about any particular geographic area in which it does business. These regional effects, however, are mitigated by the national geographic dispersion of its servicing portfolio.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) was issued in October 1995 and requires that the impact of the fair value of employee stock-based compensation plans on net income and earnings per share be disclosed on a pro forma basis in a footnote to the consolidated financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Alternatively, FAS 123 permits a company to record the fair value of employee stock-based compensation plans as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans. Adoption of FAS 123 is required for fiscal years beginning after December 15, 1995. In adopting FAS 123, the Company plans to disclose the impact on net income and earnings per share on a pro forma basis in a footnote to the consolidated financial statements.

Inflation has not had a material effect on the Company's income or earnings over the past three fiscal years.

Capital resources and liquidity

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. Under certain securitized sales structures, corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral have been provided by the Company as credit enhancements. Certain senior/subordinated structures, such as those used during 1990, 1991 and 1992, retain a portion of the Company's excess servicing spread as additional credit enhancement or for accelerated principal repayments to subordinated certificateholders. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During 1995, the Company used a senior/subordinated structure for each of its ten conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. The

Company's expertise and increased loan origination volume have allowed it to have multiple conventional manufactured home loan sales in a quarter which serves to reduce interest rate risk by shortening the holding period of the contracts. The Company's public home improvement sales in the first and third quarters of 1995 were each comprised of two trusts. The first trust, which included secured home improvement contracts, employed a senior/subordinated structure with a limited corporate guarantee and the second trust, which included unsecured home improvement contracts, was a single class pass-through with a limited corporate guarantee. The Company's public home improvement sales in the second and fourth quarters of 1995 each employed a senior/subordinated structure with a limited corporate guarantee.

Another liquidity source for the Company is its ability to sell portions of its excess servicing rights receivable in the form of securitized NIM Certificates. During 1994 the Company sold $600,400,000 of NIM Certificates and in August 1995 the Company completed another sale of $308,000,000 of NIM Certificates. These certificates represent approximately 72% to 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1995. Net proceeds to the Company from these sales were used to reduce short-term borrowings supporting ongoing loan originations. The combined interest rate on the NIM Certificates sold and the market rate (based on market comparisons at the time of sale of the NIM Certificates) on the subordinated certificates retained by the Company was less than the discount rates the Company used to initially record the excess servicing rights receivable. Based on these market rates, the present value of the future excess servicing cash flows which exceeded the carrying value has been included in the Company's reserves related to its excess servicing rights receivables.

Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the year ended December 31, 1995 and decreased during 1994 as a result of the timing and size of the NIM Certificate sales, the proceeds of which are shown separately on the Company's statements of cash flows. Net interest payments collected on the transactions underlying the NIM Certificates, after certain deductions, are remitted directly to the senior certificateholders. Payments on the subordinated certificates will not commence until the senior certificateholders have been paid in full. For the year ended December 31, 1995 and 1994, servicing fees and net interest payments collected consist only of servicing fees collected on the NIM Certificates, plus servicing fees and net interest payments on all existing HI and CP securitizations, and all MH securitizations and GNMA pools in which the Company has not yet sold a portion of the related excess servicing rights. The increase in servicing fees and net interest payments collected during 1993 is a result of the increased amount of servicing spread collected due to the growth of the Company's servicing portfolio.

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

Interest on cash, commercial finance receivables and investments grew significantly during 1995 primarily as a result of the increase in commercial finance receivables outstanding. During the first quarter of 1994, the Company began floorplan lending to provide financing to manufactured housing dealers for purposes of financing new manufactured home inventory. The Company merged this floorplan lending into its new commercial finance division in 1995 and sold a substantial portion of its portfolio in December 1995. This division provides inventory and asset-based financing for manufacturers and dealers in a variety of industries, including primarily manufactured housing and other products for which the Company is already providing retail financing. Average net commercial finance receivables outstanding for 1995 were $357 million compared to $35 million in 1994.

Defeasance structures were used on the Company's securitized sales in the fourth quarter of 1990 and continued through the second quarter of 1992. The cash flows used to make these defeasance payments were sold as part of the NIM Certificate sale.

Repossession losses net of recoveries decreased significantly in both 1995 and 1994 compared to 1993 as a result of the sale of the NIM Certificates. Repossession losses on contracts whose net cash flows were sold as part of these transactions (with the exception of the first five securitized sales completed by Green Tree in 1987 through the first quarter of 1988 as such losses were excluded from the 1994-A NIM Certificate sale) are not borne by the Company but, instead, reduce the amount of cash available to pay the senior certificateholders. To the extent that such losses should exceed projected levels, the impact would first be borne by Green Tree through charges to the valuation of its subordinated certificates, and thereafter by the holders of the certificates, not through charges to the allowance for losses on contracts sold. In the future, repossession losses net of recoveries will continue to include activity relating to all future securitizations and GNMA pools in which the Company does not sell or has not yet sold a portion of the related excess servicing rights, as well as losses on the first five MH securitizations.

FHA insurance premiums paid also decreased significantly in 1995 and 1994 compared to 1993, as such payments which relate to contracts in the NIM Certificate sales are made through cash flows on those transactions.

During 1995, the Company repurchased 2,051,000 shares of its common stock for $53,913,000. These shares are currently held as treasury shares. Dividends paid by the Company increased 75.4% in 1995 compared to 1994 as the Company's 1995 quarterly average dividend rate increased 73.3% over the 1994 rate.

Net cash from operating activities decreased in 1995 compared to 1994 as a result of the increased volume of contract purchases in 1995 as the Company prepared for its consumer product loan securitization in the first quarter of 1996. Net cash provided by operating activities during 1994 increased significantly over 1993, primarily as a result of the sale of NIM Certificates. Proceeds from the sale of contracts was greater than the purchase of contracts held for sale in 1994 as the Company, in that year, began public securitization of its HI loans primarily originated in the third and fourth quarters of 1993 in 1994. Net cash from operating activities was negative in 1993 due largely to the increase in dollar volume of contracts held for sale. This increase in contract inventory was a result of the Company's decision not to securitize any CP loans, or any HI loans after the second quarter, as well as increases in MH production. To a lesser extent, 1995, 1994 and 1993 cash flows from operating activities were also reduced by income taxes paid. The Company expects it will use its remaining net operating loss carryforward during 1996, and accordingly will be paying additional taxes on its taxable income thereafter.

Net cash used for investing activities included, in 1995, leasehold improvements on its Rapid City servicing center and the purchase and upgrade of computer equipment as a result of the Company's growth; in 1994, the renovation of certain floors in its corporate office building and the buyout and upgrade of the Company's mainframe computer; and in 1993, the purchase of certain floors of the building where the Company's corporate offices are located.

The Company used cash from financing activities in 1995 as a result of the common stock repurchases, a 73.3% increase in the common stock dividend rate and the retirement of its senior subordinated debentures in June 1995. The Company also used cash from financing activities during 1994 as it repaid all of its borrowings on credit facilities and increased its common stock dividend rate 33.3% in May 1994. Net cash provided by financing activities was positive in 1993 as borrowings on credit facilities and proceeds from the issuance of common stock and debt exceeded debt repayments and dividends.

The Company has a $15,000,000 unsecured bank credit agreement for general operating purposes. In addition, the Company currently has $1.3 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract and commercial finance loan production. At December 31, 1995, the Company had $3,350,000 of borrowings outstanding under these agreements and had $1,221,150,000 available, subject to the availability of eligible collateral. The master repurchase agreements all provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. The Company believes that these agreements will continue to be renewed.

During April 1995, the Company began borrowing under its commercial paper program through which it is authorized to issue up to $500,000,000 in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank and master repurchase agreements referred to above. As of December 31, 1995, the Company had issued and outstanding $90,500,000 in notes under this program. Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract and commercial loan production.

In September 1993, the Company completed a 10,000,000 share common stock offering, and sold an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $138,000,000 were used to finance the Company's continued growth in its manufactured home, home improvement and consumer products contract inventory, to temporarily reduce notes payable under the Company's borrowing agreements, and for other general corporate purposes.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                    FINANCIAL STATEMENTS FURNISHED PURSUANT
                       TO THE REQUIREMENTS OF FORM 10-K

                                      AND

                         INDEPENDENT AUDITORS' REPORT
                     -------------------------------------

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 --------------------------------------------

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Green Tree Financial Corporation
Saint Paul, Minnesota:

We have audited the accompanying consolidated balance sheets of Green Tree Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 and the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Tree Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Minneapolis, Minnesota
January 30, 1996

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                            December 31
                                                  -------------------------------
                                                       1995             1994
                                                  ---------------  --------------
ASSETS:
 Cash and cash equivalents (Note A)               $  295,767,000   $  455,956,000
 Cash deposits, restricted (Note F)                  159,311,000      146,057,000
 Other investments (Note A)                           19,880,000       20,920,000
 Receivables:
   Excess servicing rights
     (Notes A and B)                                 764,617,000      533,182,000
   Commercial finance (net of allowance
    of $1,071,000 and $1,216,000,
    respectively)                                    141,793,000      166,507,000
   Other accounts receivable                          52,546,000       34,841,000
 Contracts, GNMA certificates and
   collateral(Notes C, E and F)                      884,303,000      372,776,000
 Property, furniture and fixtures
   (Note D)                                           57,104,000       36,555,000
 Other assets (including deferred
   debt expense of $2,065,000 and
   $2,427,000, respectively)                           8,225,000        5,045,000
                                                  --------------   --------------
     Total assets                                 $2,383,546,000   $1,771,839,000
                                                  ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable (Note E)                           $   93,662,000   $           --
 Senior notes (Note E)                                26,650,000       26,650,000
 Senior subordinated notes due 2002
   (Note E)                                          263,234,000      262,814,000
 Senior subordinated debentures due
   1995 (Note E)                                              --       19,855,000
 Allowance for losses on contracts
   sold with recourse (Notes A and F)                163,337,000       84,016,000
 Accounts payable and accrued
  liabilities                                        266,131,000      183,749,000
 Investor payable                                    238,448,000      169,269,000
 Income taxes, principally deferred
  (Note K)                                           407,062,000      299,595,000
                                                  --------------   --------------
     Total liabilities                             1,458,524,000    1,045,948,000

 Commitments and contingencies (Notes F and I)

 Stockholders' equity (Notes E and G):
 Common stock, $.01 par; authorized
   150,000,000 shares, issued
   137,534,266 shares (1995) and
   135,294,384 shares (1994)                           1,375,000        1,352,000
 Additional paid-in capital                          323,564,000      296,732,000
 Retained earnings                                   653,996,000      427,807,000
                                                  --------------   --------------
                                                     978,935,000      725,891,000
 Less treasury stock, 2,051,000 shares
 at cost                                             (53,913,000)              --
                                                  --------------   --------------
 Total stockholders' equity                          925,022,000      725,891,000
                                                  --------------   --------------
                                                  $2,383,546,000   $1,771,839,000
                                                  ==============   ==============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
              --------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                   Year ended December 31
                                        ---------------------------------------------
                                             1995            1994            1993
                                        --------------   -------------   ------------
INCOME:
  Net gains on contract
    sales                                $ 671,741,000   $ 454,831,000   $279,061,000
  Provision for losses on
    contract sales                        (223,039,000)   (134,416,000)   (77,135,000)
  Interest                                 175,990,000     111,376,000    112,495,000
  Service                                   53,572,000      40,077,000     31,249,000
  Commissions and other                     33,056,000      25,559,000     21,010,000
                                         -------------   -------------   ------------
                                           711,320,000     497,427,000    366,680,000

EXPENSES:

  Interest                                  57,313,000      41,619,000     51,155,000
  Cost of servicing                         39,168,000      30,857,000     26,078,000
  General and administrative               205,211,000     122,820,000     88,910,000
                                         -------------   -------------   ------------
                                           301,692,000     195,296,000    166,143,000
                                         -------------   -------------   ------------
EARNINGS BEFORE INCOME TAXES               409,628,000     302,131,000    200,537,000

INCOME TAXES (Note K)                      155,659,000     120,852,000     84,114,000
                                         -------------   -------------   ------------

NET EARNINGS                             $ 253,969,000   $ 181,279,000   $116,423,000
                                         =============   =============   ============

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                               $1.81           $1.31           $.90
                                                 =====           =====           ====


WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                              140,089,656     138,668,338    128,749,636

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                            Additional                                     Total
                                 Common      paid-in       Treasury       Retained     stockholders'
                                 stock       capital         stock        earnings         equity
                               ----------  ------------  -------------  -------------  --------------
BALANCES, December 31, 1992    $1,216,000  $141,088,000  $         --   $156,530,000    $298,834,000

Common stock issuance             124,000   144,638,000            --             --     144,762,000
Dividends on common stock              --            --            --    (10,590,000)    (10,590,000)
Net earnings                           --            --            --    116,423,000     116,423,000
                               ----------  ------------  ------------   ------------    ------------
BALANCES, December 31, 1993     1,340,000   285,726,000            --    262,363,000     549,429,000

Common stock issuance              12,000    11,006,000            --             --      11,018,000
Dividends on common stock              --            --            --    (15,835,000)    (15,835,000)
Net earnings                           --            --            --    181,279,000     181,279,000
                               ----------  ------------  ------------   ------------    ------------
BALANCES, December 31, 1994     1,352,000   296,732,000            --    427,807,000     725,891,000

Common stock issuance              23,000    26,832,000            --             --      26,855,000
Cost of treasury stock
  acquired                             --            --   (53,913,000)            --     (53,913,000)
Dividends on common stock              --            --            --    (27,780,000)    (27,780,000)
Net earnings                           --            --            --    253,969,000     253,969,000
                               ----------  ------------  ------------   ------------    ------------
BALANCES, December 31, 1995    $1,375,000  $323,564,000  $(53,913,000)  $653,996,000    $925,022,000
                               ==========  ============  ============   ============    ============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                    Year ended December 31
                                                      ---------------------------------------------------
                                                          1995               1994              1993
                                                      -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net
    interest payments collected                       $ 165,886,000      $  93,119,000      $ 249,884,000
  Net proceeds from sale of net
    interest margin certificates                        302,312,000        583,800,000                 --
  Net principal payments collected                       40,571,000            693,000         28,316,000
  Interest on contracts and GNMA
    certificates                                         70,169,000         61,007,000         52,016,000
  Interest on cash, commercial
    finance receivables and investments                  55,328,000         15,002,000          5,517,000
  Commissions                                            18,616,000         16,609,000         13,665,000
  Other                                                   2,558,000          2,491,000          2,092,000
                                                      -------------      -------------      -------------
                                                        655,440,000        772,721,000        351,490,000
                                                      -------------      -------------      -------------
  Cash paid to employees and suppliers                 (171,935,000)      (136,796,000)       (87,864,000)
  Defeasance payments                                            --                 --        (32,177,000)
  Interest paid on debt                                 (55,214,000)       (38,604,000)       (48,472,000)
  Repossession losses net of recoveries                  (6,351,000)        (1,538,000)       (46,325,000)
  FHA insurance premiums                                 (2,074,000)        (2,181,000)       (19,681,000)
  Income taxes paid                                     (37,496,000)       (28,385,000)       (17,800,000)
                                                      -------------      -------------      -------------
                                                       (273,070,000)      (207,504,000)      (252,319,000)
                                                      -------------      -------------      -------------
  NET CASH PROVIDED BY OPERATIONS                       382,370,000        565,217,000         99,171,000

  Purchase of contracts held for sale                (5,210,560,000)    (3,718,545,000)    (2,665,594,000)
  Proceeds from sale of contracts
    held for sale                                     4,562,468,000      3,764,569,000      2,319,268,000
  Principal collections on contracts
    held for sale                                       120,989,000         71,382,000         40,789,000
  Commercial finance loans disbursed                 (1,579,568,000)      (368,873,000)                --
  Principal collections on commercial
    finance loans                                     1,187,431,000        233,771,000                 --
  Proceeds from sale of commercial
    finance loans                                       426,304,000                 --                 --
  Cash deposits provided as credit
    enhancements                                        (18,956,000)       (36,176,000)       (12,133,000)
  Cash deposits returned                                  5,702,000         14,936,000          4,384,000
                                                      -------------      -------------      -------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                 (123,820,000)       526,281,000       (214,115,000)
                                                      -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture and
    fixtures                                            (31,478,000)       (18,911,000)       (11,658,000)
  Net sales (purchases) of investment
    securities                                            1,040,000         (1,904,000)        (5,512,000)
                                                      -------------      -------------      -------------
NET CASH USED FOR INVESTING ACTIVITIES                  (30,438,000)       (20,815,000)       (17,170,000)
                                                      -------------      -------------      -------------

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (continued)

                                                        Year ended December 31
                                         ----------------------------------------------------
                                               1995              1994              1993
                                         ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on credit
   facilities                              4,633,237,000     1,418,011,000     2,379,552,000
 Repayments on credit
   facilities                             (4,539,575,000)   (1,624,922,000)   (2,252,079,000)
 Common stock issued                           2,346,000         2,562,000       141,028,000
 Common stock repurchased                    (53,913,000)               --                --
 Dividends paid                              (27,780,000)      (15,835,000)      (10,590,000)
 Proceeds from debt issuance                          --                --        14,650,000
 Payments of debt                            (20,246,000)               --        (4,037,000)
                                         ---------------   ---------------   ---------------
NET CASH (USED FOR) PROVIDED
 BY FINANCING ACTIVITIES                      (5,931,000)     (220,184,000)      268,524,000
                                         ---------------   ---------------   ---------------
NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                  (160,189,000)      285,282,000        37,239,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                        455,956,000       170,674,000       133,435,000
                                         ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                          $   295,767,000   $   455,956,000   $   170,674,000
                                         ===============   ===============   ===============

RECONCILIATION OF NET EARNINGS TO
 NET CASH (USED FOR) PROVIDED BY
 OPERATING ACTIVITIES:
 Net earnings                            $   253,969,000   $   181,279,000   $   116,423,000
 Deferred taxes                              109,686,000        90,572,000        63,743,000
 Depreciation and
   amortization                               13,518,000         9,762,000         5,291,000
 Net proceeds from sale of
   net interest margin
   certificates                              302,312,000       583,800,000                --
 Net contract payments
   collected, less excess
   servicing rights recorded                (331,882,000)     (302,610,000)      (58,844,000)
 Amortization of deferred
   service income                            (14,689,000)       (6,599,000)      (26,318,000)
 Net amortization of present
   value discount                            (51,267,000)      (33,316,000)      (54,793,000)
 Net increase in cash
   deposits                                  (13,254,000)      (21,240,000)       (7,749,000)
 Purchase of contracts held
   for sale, net of sales
   and principal collections                (527,103,000)      117,406,000      (305,537,000)
 Commercial finance loans
   disbursed, net of sales
   and principal collections                  34,167,000      (135,102,000)               --
 Net discount on sale of
   loans                                      38,852,000        36,816,000        16,496,000
 Other                                        61,871,000         5,513,000        37,173,000
                                         ---------------   ---------------   ---------------
NET CASH (USED FOR) PROVIDED
 BY OPERATING ACTIVITIES                 $  (123,820,000)  $   526,281,000   $  (214,115,000)
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

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

Securitized asset sales

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

During 1995 and 1994, the Company sold portions of its excess servicing rights receivable to investors in the form of securitized NIM Certificates. The subordinated certificates retained by the

Company are included in excess servicing rights receivable at a value which is net of expected losses. No gain or loss was recorded as a result of these transactions, such certificates being valued in the market place using prepayment, default and interest rate assumptions generally consistent with those recorded by the Company.

Interest payments received on the contracts, less interest payments paid to investors (including payments on the NIM Certificates), are reported on the consolidated statements of cash flows as "servicing fees and net interest payments collected." Principal payments received on the contracts, less non-defeasance principal payments paid to investors, are reported as "net principal payments collected" on the consolidated statements of cash flows. Interest income and service income are recognized by systematically amortizing the present value discount and deferred service income, respectively.

The Company defers service income at an annual rate of 0.44% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which averaged approximately 9.4% in 1995, 9.5% in 1994 and 9.3% in 1993. The Company has developed its assumptions based on experience with its own portfolio, available market data (including market estimates utilized in the sales of the NIM Certificates) and ongoing consultation with its investment bankers. The Company believes that the assumptions used in estimating cash flows are similar to those which would be used by an outside investor.

The Company's commercial finance receivables represent revolving credit arrangements with dealers for which a loss reserve is established at the time of origination. During 1995 a portion of these receivables was sold in the form of a revolving Master Trust. The portion of the loss reserve relating to the balances sold was reclassified as a liability, and no gain or loss was recorded at the time of sale. The Company's policy is to record income on these receivables only as realized.

Depreciation

Property, furniture and fixtures are carried at cost and are depreciated over their estimated useful lives on a straight-line basis.

Deferred debt expenses

Expenses associated with the issuance of long-term debt are amortized on a straight-line basis over the term of the debt. Amortization was $362,000 in 1995, $390,000 in 1994 and $389,000 in 1993.

Earnings per common and common equivalent share

Earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each year. Common Stock equivalents consist of the dilutive effect of Common Stock which may be issued upon exercise of stock options. All share and per-share amounts have been restated to reflect the two-for-one stock splits the Company effected in June 1994 and October 1995. Earnings per share and fully diluted earnings per share are substantially the same.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid temporary investments purchased with a maturity of three months or less to be cash equivalents. These temporary investments include United States Treasury Funds, A1/P1 commercial paper or bank money market accounts. At December 31, 1995 and 1994, cash of approximately $239,617,000 and $164,901,000, respectively, was held in trust for subsequent payment to investors. In addition, cash of approximately $2,809,000 and $3,377,000 was restricted and held by the Company's subsidiaries pursuant to master repurchase agreements and government requirements at December 31, 1995 and 1994, respectively.

Other investments

Other investments consist of highly liquid investments with original maturities of more than three months. Other investments are held in United States Treasury Bills, United States Government and Agency Bonds, corporate bonds and certificates of deposit, and are stated at cost plus accrued interest, which approximates market value. At December 31, 1995 and 1994, investments of approximately $18,880,000 and $19,916,000, respectively, were held in trust for policy and claim reserves for the Company's insurance subsidiaries. In addition, investments of approximately $1,000,000 and $1,004,000 were restricted and held by the Company's subsidiaries pursuant to a master repurchase agreement at December 31, 1995 and 1994, respectively.

Allowance for losses

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

B.  RECEIVABLES

Excess Servicing Rights Receivable

Excess servicing rights receivable consists of net excess cash expected to be collected over the life of the contracts sold. During 1995 and 1994, portions of these net cash flows were sold to investors through securitized NIM Certificate sales in which the Company retained a subordinated interest. As of December 31 excess servicing rights receivable consisted of:

                                                              Excess
                                                            Servicing
                                  Gross           NIM         Rights
                                Cash Flows   Certificates   Receivable
                               ------------  -------------  -----------
(in  thousands)
1995
----
Gross cash flows receivable
 on contracts sold             $ 4,706,540    $(3,299,121)  $1,407,419
Less:
 Prepayment reserve             (1,918,532)     1,243,757     (674,775)
 FHA insurance and
  other fees                       (52,369)        41,269      (11,100)
 Deferred service income          (337,184)       244,732      (92,452)
 Discount to present
  value                           (769,214)       586,082     (183,132)
Subordinated interest in
  NIM Certificates                      --        318,657      318,657
                               -----------    -----------   ----------
                               $ 1,629,241    $  (864,624)  $  764,617
                               ===========    ===========   ==========

1994
----
Gross cash flows receivable
 on contracts sold             $ 3,034,775    $(2,192,553)  $  842,222
Less:
 Prepayment reserve             (1,053,682)       729,186     (324,496)
 FHA insurance and
  other fees                       (66,269)        53,902      (12,367)
 Deferred service income          (236,007)       167,089      (68,918)
 Discount to present value        (543,573)       422,778     (120,795)

Subordinated interest in
 NIM Certificates                       --        217,536      217,536
                               -----------    -----------   ----------
                               $ 1,135,244    $  (602,062)  $  533,182
                               ===========    ===========   ==========

During 1995 and 1994 the Company completed three sales of a substantial portion of its excess servicing rights receivable in the form of securitized NIM Certificates. Green Tree Securitized Net Interest Margin Trusts 1994-A, 1994-B and 1995-A, sold certificates representing approximately 72% to 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1995. The remaining interests in the Net Interest

Margin Trusts were retained by the Company as subordinated interests.

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

During the years ended December 31, 1995, 1994 and 1993, the Company sold $12,236,000, $45,668,000 and $213,368,000, respectively, of GNMA guaranteed certificates secured by FHA-insured and VA-guaranteed contracts. At December 31, 1995 and 1994, the outstanding principal balance on GNMA certificates issued by the Company was $1,290,750,000 and $1,520,307,000, respectively.

During the years ended December 31, 1995, 1994 and 1993, the Company sold $4,586,851,000, $3,724,102,000 and $2,132,472,000, respectively, of contracts in various securitized transactions, and during 1995 and 1994, the Company sold $308,000,000 and $600,400,000 of NIM Certificates, respectively. At December 31, 1995 and 1994, the outstanding principal balance on all conventional securitized and private investor sales was $10,941,384,000 and $7,534,340,000, respectively.

Commercial Finance Receivables

The Company's commercial finance receivables represent revolving credit arrangements with dealers for which a loss reserve is established at the time of origination. As of December 31, 1995 and 1994 the outstanding principal balance on commercial finance receivables serviced by the Company was $574,100,000 and $167,723,000, respectively. During 1995 the Company sold $427,800,000 of these receivables in the form of a revolving Master Trust.

C.  CONTRACTS, GNMA CERTIFICATES AND COLLATERAL

Contracts, GNMA certificates and collateral consist of:

                                             December 31
                                      --------------------------
                                          1995          1994
                                      ------------  ------------

      Contracts held for sale         $844,573,000  $341,370,000
      Other contracts held              17,095,000    12,418,000
      Collateral in process
        of liquidation                  12,418,000     8,681,000
      Contracts held as collateral      10,217,000    10,307,000
                                      ------------  ------------
                                      $884,303,000  $372,776,000
                                      ============  ============

Collateral in process of liquidation includes collateral related only to contracts which have not been included in the MH securitizations and GNMA pools underlying the NIM Certificate sales. Gross collateral in process of liquidation was $89,007,000 and $53,193,000 as of December 31, 1995 and 1994, respectively.

The aggregate method is used in determining the lower of cost or market value of contracts held for sale and contracts held as collateral. See fair value disclosure of financial instruments in Note H.

Potential losses on the liquidation of the collateral are included in determining the allowance for losses on contracts sold with recourse (Notes F and H).

Included in other accounts receivable as of December 31, 1994 was approximately $1,284,000 of GNMA certificates which were sold during 1994 for settlement in January 1995. These GNMA certificates along with contracts held for sale are used in full or in part as collateral on the Company's master repurchase agreements (Note E).

D.  PROPERTY, FURNITURE AND FIXTURES

Property, furniture and fixtures consist of:


                                                  December 31
                              Estimated   ----------------------------
                             useful life      1995           1994
                             -----------  -------------  -------------
Cost:
  Building                      35 years  $ 21,453,000   $ 20,530,000
  Furniture and equipment      3-7 years    54,086,000     30,042,000
  Leasehold improvements      3-10 years     6,391,000        266,000
  Land and improvements                      1,724,000      1,796,000
                                          ------------   ------------
                                            83,654,000     52,634,000
Less accumulated depreciation              (26,550,000)   (16,079,000)
                                          ------------   ------------
                                          $ 57,104,000   $ 36,555,000
                                          ============   ============

Depreciation expense for 1995, 1994 and 1993 was $10,956,000, $5,656,000 and
$2,482,000, respectively.

E.  DEBT

The Company has a $15,000,000 unsecured bank credit agreement for general operating purposes. The agreement provides for interest at variable rates and certain fee provisions, the costs of which are included in interest expense. The credit agreement contains certain restrictive covenants which include maintaining minimum net worth (as defined in the agreement) and a debt to net worth ratio not to exceed 5 to 1. In addition, the Company currently has $1.3 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract and commercial finance loan production. At December 31, 1995, the

Company had $3,350,000 of borrowings outstanding under these agreements and had $1,221,150,000 available, subject to the availability of eligible collateral. The master repurchase agreements all provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. The Company believes that, if it so desires, these agreements will continue to be renewed.

During April 1995, the Company began borrowing under its commercial paper program through which it is authorized to issue up to $500,000,000 in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank and master repurchase agreements referred to above. As of December 31, 1995, the Company had issued and outstanding $90,500,000 in notes under this program.

The notes payable outstanding at December 31, 1995 bear interest at a weighted average rate of 6.15%.

Debt is as follows:

                                                December 31
                                        --------------------------
                                            1995          1994
                                        ------------  ------------

Notes payable                           $ 93,662,000  $         --
Senior notes                              26,650,000    26,650,000
Senior subordinated notes, 10-1/4%,
 due 2002 (see below), less
 unamortized original issue
 discount of $4,020,000 and
 $4,440,000, respectively                263,234,000   262,814,000
Senior subordinated debentures,
 8-1/4%, due 1995, less unamortized
 original issue
 discount of $391,000 in 1994                     --    19,855,000
                                        ------------  ------------
                                        $383,546,000  $309,319,000
                                        ============  ============

The Company has on file a shelf registration to issue up to $250 million of senior notes with maturities in excess of nine months. The notes may bear interest at fixed or floating rates. The senior notes outstanding at December 31, 1995 and 1994 bear interest at a weighted average rate of 7.27% and have maturities ranging from 1998 to 2003. Interest on these notes is payable semi-annually.

The 10-1/4% Senior Subordinated Notes due June 1, 2002 (the "Notes") were issued in connection with a debt exchange in April 1992. The effective interest rate on the Notes is 10.8%. The Company must maintain a net worth of $80,000,000 or will be required, through the operation of a sinking fund, to redeem $25,000,000 on such contingent sinking fund payment date. Interest is payable semi-annually.

At December 31, 1995, aggregate maturities of debt for the following five years are $23,000,000, payable as follows: $8,000,000 in 1998, $12,000,000 in 1999 and
$3,000,000 in 2000.

F.  ALLOWANCE FOR LOSSES ON CONTRACTS SOLD WITH RECOURSE

The Company sells GNMA guaranteed certificates which are secured by FHA-insured and VA-guaranteed contracts. The majority of credit losses incurred on these contracts are covered by FHA insurance or VA guarantees with the remainder borne by the Company.

In initially valuing its excess servicing rights receivable, the Company establishes an allowance for expected losses under the recourse provisions with investors/owners of contracts or investor certificates and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. The amount of this provision is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of the NIM Certificates.

The Company has provided the investors/owners of pools of contracts with a variety of additional forms of credit enhancements on its securitized sales. These credit enhancements have included corporate guarantees, letters of credit and surety bonds that provide limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as the credit enhancement. At December 31, 1995 and 1994, the Company had bank letters of credit and surety bonds outstanding of $156,617,000 and $174,910,000, respectively. Cash deposits held in interest bearing accounts totaled $159,311,000 and $146,057,000, and contracts pledged aggregated $10,217,000 and $10,307,000 at December 31, 1995 and 1994,
respectively, and are maintained as part of credit enhancement features under certain sales structures.

Allowances are provided for the Company's best estimate of future credit losses likely to be incurred over the entire life of the contracts. Estimated losses are based on an analysis of the underlying loans and do not reflect the maximum recourse provided to investors. The following table presents an analysis of the allowance for losses on contracts sold with recourse for 1995, 1994 and 1993.

                                 Gross           NIM             Net
                               Allowance     Certificates     Allowance
                             -------------  --------------  --------------
1995
----
 Allowance at
  beginning of year          $320,299,000   $(236,283,000)  $  84,016,000
 Sale of NIM
  Certificates                         --    (143,364,000)   (143,364,000)
 Provision for losses         223,039,000              --     223,039,000
 Losses net of
  recoveries                  (62,179,000)     55,828,000      (6,351,000)
 Amortization of present
  value discount on loss
  reserve                      16,332,000     (10,335,000)      5,997,000
                             ------------   -------------   -------------
 Allowance at end
  of year                    $497,491,000   $(334,154,000)  $ 163,337,000
                             ============   =============   =============

1994
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
                             ============   =============   =============

1993
----
 Allowance at
  beginning of year          $189,669,000              --   $ 189,669,000
 Provision for losses          77,135,000              --      77,135,000
 Losses net of
  recoveries                  (46,325,000)             --     (46,325,000)
 Amortization of
  present value
  discount on loss
  reserve                       1,656,000              --       1,656,000
                             ------------   -------------   -------------
 Allowance at end
  of year                    $222,135,000              --   $ 222,135,000
                             ============   =============   =============

G.  STOCKHOLDERS' EQUITY

Common Stock

In May 1994 and September 1995, the Board of Directors declared two-for-one stock splits, in the form of stock dividends, payable on June 30, 1994 and October 15, 1995 to stockholders of record as of June 15, 1994 and September 30, 1995, respectively. All references in the consolidated financial statements and notes with regard to number of shares, stock options and related prices, and per-share amounts have been restated to give retroactive effect to the stock splits.

In February 1995, the Company's Board of Directors approved and authorized the repurchase of up to 7,000,000 shares of the Company's Common Stock from time to time in the open market or in private transactions.

In September 1993, the Company completed a 10,000,000 share Common Stock offering, and sold an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $138,000,000 were used to finance the Company's continued growth in its manufactured home, home improvement and consumer products contract inventory, to temporarily reduce certain borrowings under the Company's bank warehousing agreement and master repurchase agreements and for other general corporate purposes.

Preferred Stock

The Company's authorized shares of capital stock include 15,000,000 shares of stock designated as Preferred Stock. The Company had previously designated a series of Junior Preferred Stock in connection with its Stockholders Rights Plan (the "Plan"). As of October 31, 1995 the term of the Plan expired and the Company determined not to extend the term of the Plan. At December 31, 1995 there were no shares of Preferred Stock outstanding.

Rights

In October 1985, the Company issued one Preferred Stock purchase right for each share of Common Stock and amended the rights in August 1990 in connection with the Plan. As of October 31, 1995 the rights expired as the term of the Plan expired.

Stock option and stock bonus plans

In 1988, the Company's stockholders approved two stock option plans: an employee stock option plan and an outside director plan. In 1992, the Board of Directors approved a supplemental stock option plan for its outside directors and in 1995, the Company's stockholders approved an Employee Stock Incentive Plan.

A summary of the stock option plans is as follows:

                                           Number of    Option price
                                            shares        per share
                                          -----------   -------------
      Outstanding at December 31, 1992     6,432,000    $  .81-  6.00
        Granted                              388,000      5.97- 13.50
        Exercised                           (616,472)     1.61-  4.58
        Expired                             (359,992)     4.58
                                          ----------

      Outstanding at December 31, 1993     5,843,536       .81- 13.50
        Granted                              168,000     11.16- 15.19
        Exercised                           (699,740)     1.61-  8.44
        Expired                             (165,328)     4.58- 13.50
                                          ----------

      Outstanding at December 31, 1994     5,146,468       .81- 15.19
        Granted                            3,015,000     13.19- 30.50
        Exercised                         (1,794,936)      .81-  4.58
        Expired                             (110,000)    24.00
                                          ----------

      Outstanding at December 31, 1995     6,256,532    $ 1.25- 30.50
                                          ==========

Of the 6,256,532 options outstanding at December 31, 1995, 6,096,532 options related to the employee stock option plans, and 160,000 options related to the outside director plans. The director options and 2,575,532 shares of certain employee options were exercisable as of December 31, 1995. Options for 4,271,040 shares were available for future grant under these plans. The option price per share represents the market value of the Company's stock on the date of grant except for certain options granted in 1993 and 1995. The option price per share on 340,000 options granted in 1993 represents 50% of the market value of the Company's stock on the date of grant. The option price per share on 370,000 options granted in 1995 represents approximately 79% of the market value of the Company's stock on the date of grant.

In 1988, the Company's stockholders approved a key executive stock bonus plan. Shares issued under this plan are pursuant to an employment agreement and the stock is valued at $2.96875 per share which represents the closing market price of the stock on the date of the employment agreement. Total shares issued under this plan during 1995, 1994 and 1993 were 1,349,216, 886,428 and 481,240, respectively. As of December 31, 1995 there were 19,470,164 shares available for future issuance under this plan. This plan terminates December 31, 1998.

The Company's Board of Directors has reserved 12,406,252 shares for future issuance under all plans as of December 31, 1995.

Dividends

During 1995, 1994 and 1993 the Company declared and paid dividends of $.20, $.12 and $.08 per share, respectively, on its Common Stock.

Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and common stock repurchases. At December 31, 1995, such payments were limited to $25,046,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter period less dividends paid, repurchases of Common Stock and the retirement of Subordinated Indebtedness.

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

The carrying value of excess servicing relating to the subordinated interest retained in the NIM Certificates sold during 1994 and 1995 is calculated using prepayment and default assumptions which the Company believes market participants would use currently, but using the interest rate determined at the time of sale. For purposes of computing fair value, the Company consulted with its investment bankers and obtained an estimate of a market interest rate as of December 31, 1995. Using that rate, fair value exceeds carrying value for this component of excess servicing rights receivable by $56,600,000.

Contracts held for sale and as collateral

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

Commercial finance receivable

Commercial finance receivable consists entirely of loans which reprice monthly, typically in accordance with the prime lending rate offered by banks. Given this repricing structure, the Company estimates the fair value of these receivables to approximate their carrying value.

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

Notes payable

Notes payable consists of amounts payable under the Company's commercial paper program, bank line or repurchase agreements and, given its short-term nature, is at a rate which approximates market. As such, fair value approximates the carrying amount.

Senior notes

The fair value of the Company's senior notes is estimated based on their quoted market price or on the current rates offered to the Company for debt of a similar maturity.

Senior subordinated notes and debentures

The Company's senior subordinated notes and debentures are valued at quoted market prices.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities are as follows:

                                December 31, 1995      December 31, 1994
                               --------------------   --------------------
                                          Estimated             Estimated
                               Carrying     fair      Carrying    fair
                                amount      value      amount     value
                               --------   ---------   --------  ----------
                                 (in thousands)         (in thousands)
Financial assets:
 Cash and cash equivalents,
  cash deposits and other
  investments                  $474,958   $474,958    $622,933   $622,933
 Excess servicing rights
  receivable (net of
  allowance for losses)         602,728    659,328     449,990    430,168
 Contracts held for sale
  and as collateral             854,790    880,434     351,677    360,469
 Commercial finance
  receivable                    141,793    141,793     166,507    166,507
 Collateral in process
  of liquidation                 10,970     10,970       7,857      7,857
 Other contracts held            17,095     11,945      12,418      8,287

Financial liabilities:
 Notes payable                   93,662     93,662          --         --
 Senior notes                    26,650     27,580      26,650     25,058
 Senior subordinated notes
  due 2002                      263,234    317,198     262,814    288,298
 Senior subordinated
  debentures due 1995                --         --      19,855     20,290

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a regional branch network with significant dealer relationships and proprietary credit scoring systems, which contribute to the Company's ongoing profitability and neither of which is considered a financial instrument.

     I.  COMMITMENTS AND CONTINGENCIES

     Lease commitments

     At December 31, 1995, aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $18,087,000, payable $5,853,000 (1996), $5,498,000 (1997), $4,021,000 (1998), $1,765,000
     (1999) and $950,000 (2000). Total rental expense for the years ended December 31, 1995, 1994 and 1993 was $6,101,000, $5,065,000 and $4,449,000,
     respectively. These leases are for office facilities and equipment, and many contain either clauses for cost of living increases and/or options to renew or terminate the lease.

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

     J.  BENEFIT PLANS

     The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. As of December 31, 1995 and 1994, net assets available for plan benefits were $7,790,000 and $5,873,000, and the accumulated benefit obligation was $6,393,000 and $3,934,000, respectively. As of December 31, 1995 and 1994, the projected benefit obligation of the plan was $12,466,000 and $7,460,000, respectively. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. This plan is not currently funded and the projected benefit obligation at December 31, 1995 and 1994 was $13,023,000 and $9,711,000, respectively. Total pension expense for the plans in 1995, 1994 and 1993 was $3,091,000, $3,585,000 and $2,340,000, respectively.

     The Company also has a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed one year of employment at Green Tree during which the employee worked at least 1,000 hours. Eligible employees may contribute to the plan up to 10% of their earnings with a maximum of $9,240 for 1995 based on the Internal Revenue Service annual contribution limit. The

Company will match 50% of the employee contributions for an amount up to 6% of each employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years. Company contributions to the plan were $859,000, $713,000 and $575,000 in 1995, 1994 and 1993, respectively.

K.    INCOME TAXES

Income taxes consist of the following:

                                 Year ended December 31
                         ---------------------------------------
                             1995          1994         1993
                         ------------  ------------  -----------
Current:
    Federal              $ 43,883,000  $ 27,077,000  $17,253,000
    State                   2,090,000     3,203,000    3,118,000
                         ------------  ------------  -----------
                           45,973,000    30,280,000   20,371,000

 Deferred:
    Federal                92,870,000    76,100,000   53,826,000
    State                  16,816,000    14,472,000    9,917,000
                         ------------  ------------  -----------
                          109,686,000    90,572,000   63,743,000
                         ------------  ------------  -----------
                         $155,659,000  $120,852,000  $84,114,000
                         ============  ============  ===========

Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.



                                            December 31
                                    --------------------------
                                        1995          1994
                                    ------------  ------------
Deferred tax liabilities:
 Excess servicing rights            $402,461,000  $307,080,000
 Other                                22,933,000    15,320,000
                                    ------------  ------------
   Gross deferred tax liabilities    425,394,000   322,400,000
                                    ------------  ------------
Deferred tax assets:
 Net operating loss carryforward      12,960,000    19,551,000
 Other                                 6,703,000     6,773,000
                                    ------------  ------------
   Gross deferred tax assets          19,663,000    26,324,000
 Valuation allowance                          --            --
                                    ------------  ------------
   Gross deferred tax assets, net
    of valuation                      19,663,000    26,324,000
                                    ------------  ------------
Net deferred tax liability          $405,731,000  $296,076,000
                                    ============  ============

At December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $37,000,000 which are available to offset future federal taxable income and expire no earlier than 2003. No valuation allowance was required as of December 31, 1995 or 1994 since it is likely that the deferred tax asset will be realized against future taxable income.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                       Year ended December 31
                                      -------------------------
                                       1995     1994     1993
                                      -------  -------  -------

Statutory rate                         35.0%    35.0%    35.0%
State tax, net of federal benefit       3.0      3.8      4.2
Adjustments to deferred tax assets
  and liabilities for enacted
  changes in tax laws and rates          --       --      1.9
Other                                    --      1.2       .8
                                       ----     ----     ----
                                       38.0%    40.0%    41.9%
                                       ====     ====     ====

                  QUARTERLY RESULTS OF OPERATIONS (unaudited)
                  -------------------------------------------

(Dollars in thousands
except per-share amounts)   First     Second    Third     Fourth
                           quarter   quarter   quarter   quarter
                           --------  --------  --------  --------
1995:
 Income                    $128,199  $153,274  $174,374  $255,473
 Net earnings                50,729    61,712    72,037    69,491
 Net earnings per share         .36       .44       .51       .50

1994:
 Income                    $104,798  $112,289  $126,049  $154,291
 Net earnings                38,492    44,226    52,066    46,495
 Net earnings per share         .28       .32       .37       .34

1993:
 Income                    $ 66,645  $ 82,613  $ 98,925  $118,497
 Net earnings                22,061    29,187    32,320    32,855
 Net earnings per share         .18       .23       .26       .24



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
---------------------------------------------------------------

None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

Reference is made to Note I of Notes to Consolidated Financial Statements contained in Item 8 hereof.

                                    PART IV
                                    -------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
     FORM 8-K.


(a)(l)    Financial statements

          The following consolidated financial statements of Green Tree Financial Corporation and subsidiaries are included in Part II, Item 8 of this report:

                                                                  Page(s)
                                                                  -------

             Independent Auditors' Report                             31
             Consolidated Balance Sheets - December 31,
                1995 and 1994                                         32
             Consolidated Statements of Operations - years
                ended December 31, 1995, 1994 and 1993                33
             Consolidated Statements of Stockholders' Equity -
                years ended December 31, 1995, 1994 and 1993          34
             Consolidated Statements of Cash Flows - years
                ended December 31, 1995, 1994 and 1993             35-36
             Notes to Consolidated Financial Statements            37-53

   (2)    Financial statement schedules

          The following consolidated financial statement schedule of Green Tree Financial Corporation and subsidiaries are included in Part IV of this report:

            Schedule II - Valuation and qualifying accounts           61

          Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

   (3)    Exhibits

            Exhibit
               No.
            -------

            3(a) Certificate of Incorporation of Green Tree Financial Corporation (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-60869).

            3(b) Certificate of Merger of Incorporation of Green Tree Financial Corporation, as filed with the Delaware Secretary of State on June 30, 1995 (incorporated by reference to the Company's

                   Registration Statement on Form S-1; File No. 33-60869.)

            3(c) Bylaws of Green Tree Financial Corporation (incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-60869).

            4(a) Indenture dated as of March 15, 1992 relating to $287,500,000 of 10 1/4% Senior Subordinated Notes due June 1, 2002 (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

            4(b) Indenture dated as of September 1, 1992 relating to $250,000,000 of Medium-Term Notes, Series A, Due Nine Months or More From Date of Issue (incorporated by reference to the Company's Registration Statement on Form S-3; File No. 33-51804).

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

            10(e) Master Repurchase Agreement dated as of August 1, 1990 between Green Tree Finance Corp.-Three and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; File No. 0-11652); as amended by Amendment to the Master Repurchase Agreement dated May 10, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No. 0-11652); as amended by Amendment to the Master Repurchase

                   Agreement dated August 8, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995; File No. 0-11652).

            10(f) Credit Agreement dated as of May 22, 1995 between Green Tree Financial Corporation and First Bank National Association (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995; File No. 0-11652).

            10(g) Master Repurchase Agreement dated as of May 17, 1991 between Green Tree Finance Corp.-Four and First Boston Mortgage Capital Corp. (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249); as amended by Amendment to the Master Repurchase Agreement dated March 31, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994; File No. 0-11652).

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

            10(i) Master Repurchase Agreement dated as of October 15, 1992 between Green Tree Finance Corp.-Five and Lehman Commercial Paper, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652); as amended by Amendment to the Master Repurchase Agreement dated June 30, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995; File No. 0-11652).

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

            10(l) Master Repurchase Agreement dated as of September 1, 1995 between Merrill Lynch Mortgage Capital, Inc. and Green Tree Financial Corporation (filed herewith).

            10(m) Master Repurchase Agreement dated as of November 9, 1995 between Salomon Brothers Holding Company and Green Tree Financial Corporation (filed herewith).

            10(n) Green Tree Financial Corporation 1995 Employee Stock Incentive Plan (filed herewith).

            11(a)  Computation of Primary Earnings Per Share (filed herewith).

            11(b) Computation of Fully Diluted Earnings Per Share (filed herewith).

            12 Computation of Ratio of Earnings to Fixed Charges (filed herewith).

            21     Subsidiaries of the Registrant (filed herewith).

            23     Consent of KPMG Peat Marwick LLP (filed herewith).

            24     Powers of Attorney (filed herewith).

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

                                       GREEN TREE FINANCIAL CORPORATION


By:  /s/Lawrence M. Coss               By:  /s/Robley D. Evans
     --------------------------             ----------------------------
     Lawrence M. Coss                       Robley D. Evans
      Chairman and Chief                     Vice President and
      Executive Officer                      Controller (principal
      (principal executive                   financial and principal
      officer)                               accounting officer)


Dated: March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Lawrence M. Coss
---------------------------------
Lawrence M. Coss, Director         March 25, 1996

/s/Richard G. Evans
---------------------------------
Richard G. Evans, Director         March 25, 1996

/s/Robert D. Potts
---------------------------------
Robert D. Potts, Director          March 25, 1996

                                     By:  /s/Joel H. Gottesman
                                          -------------------------
                                          Joel H. Gottesman
                                          Attorney-in-Fact
W. Max McGee, Director          )         Dated: March 25, 1996
                                )
Tania A. Modic, Director        )
                                )
Robert S. Nickoloff, Director   )

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------


                                              Additions-
                                  Balance at  reductions                  Balance
                                  beginning   to income                   at end
         Description              of period   recognized   Deductions    of period
----------------------------      ----------  ----------  -------------  ---------
                                                (dollar in thousands)
Valuation and qualifying
 accounts which are deducted
 from the assets
 to which they apply:
----------------------------
Deferred service income:

  Year ended December 31, 1995      $ 68,918    $146,237    $111,731(a)   $ 92,452
                                                              10,972(b)

  Year ended December 31, 1994       161,407     124,015     212,243(a)     68,918
                                                               4,261(b)

  Year ended December 31, 1993       119,487      68,238      26,318(b)    161,407


Reserves which support balance
sheet caption reserves:
------------------------------
Allowance for losses on
 contracts sold with recourse:

  Year ended December 31, 1995        84,016     223,039     143,364(a)    163,337
                                                   5,997(b)    6,351(c)

  Year ended December 31, 1994       222,135     134,416     273,093(a)     84,016
                                                   2,096(b)    1,538(c)

  Year ended December 31, 1993       189,669      77,135      46,325(c)    222,135
                                                   1,656(b)


Notes:

(a) Reduced as a result of the NIM Certificate sales.
(b) Amortization and discount.
(c) Amounts charged off.

                       GREEN TREE FINANCIAL CORPORATION

                      Securities and Exchange Commission

                                   Form 10-K
                 (For the Fiscal Year Ended December 31, 1995)

                                 EXHIBIT INDEX


Exhibit No.        Exhibit                                      Page No.
-----------        -------                                      --------


   10(l)           Master Repurchase Agreement dated
                   as of September 1, 1995 between
                   Merrill Lynch Mortgage Capital, Inc.
                   and Green Tree Financial Corporation            63

   10(m)           Master Repurchase Agreement dated
                   as of November 9, 1995 between
                   Salomon Brothers Holding Company
                   and Green Tree Financial Corporation           103

   10(n)           Green Tree Financial Corporation
                   1995 Employee Stock Incentive Plan             169

   11(a)           Computation of Primary Earnings
                   Per Share                                      181

   11(b)           Computation of Fully Diluted
                   Earnings Per Share                             182

   12              Computation of Ratio of Earnings
                   to Fixed Charges                               183

   21              Subsidiaries of Registrant                     184

   23              Consent of KPMG Peat Marwick LLP               186

   24              Powers of Attorney                             187

   27              Financial Data Schedule                        188