Form 10-K405/A
period 1995-12-31
GREEN TREE FINANCIAL CORP
filed 1996-04-16
CIK 890175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ------------------------

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

     As of February 29, 1996, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $4,109,591,000.

     As of February 29, 1996, the shares outstanding of the issuer's class of Common Stock were as follows:


                Common Stock                           136,663,206

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