Form 10-Q
period 1996-03-31
GREEN TREE FINANCIAL CORP
filed 1996-05-14
CIK 890175

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   MARCH 31, 1996
                                                 --------------

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to  _____________

                      Commission file number   1-08916
                                             ------------

                        GREEN TREE FINANCIAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                     41-1807858
- ----------------------------                --------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


    1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA          55102-1639
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

AS OF APRIL 30, 1996, 136,853,806 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX


PART  I  -  FINANCIAL INFORMATION                                         PAGE

     Item 1.   Financial Statements                                         3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                   8

PART II  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           13

     Item 2.   Changes in Securities                                       13

     Item 3.   Defaults Upon Senior Securities                             13

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                            13

     Item 5.   Other Information                                           13

     Item 6.   Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

Exhibit 11.    Computation of Per Share Amounts                            16

Exhibit 12.    Computation of Ratio of Earnings to
               Fixed Charges                                               17

Exhibit 27.    Financial Data Schedule                                     18

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                           March 31, 1996   December 31, 1995
                                           --------------   -----------------
                                              (unaudited)
  Assets:
     Cash and cash equivalents             $  366,738,000     $  295,767,000
     Cash deposits, restricted                153,835,000        151,811,000
     Other investments                         20,100,000         19,880,000
     Receivables:
       Excess servicing rights                918,289,000        764,617,000
       Commercial finance (net
         of allowance of $1,469,000
         and $1,071,000)                      295,097,000        141,793,000
       Other accounts receivable               58,372,000         52,546,000
     Contracts, GNMA certificates
       and collateral                         733,006,000        884,303,000
     Property, furniture and
       fixtures                                60,369,000         57,104,000
     Other assets                               8,809,000          8,225,000
                                           --------------     --------------
          Total assets                     $2,614,615,000     $2,376,046,000
                                           ==============     ==============

  Liabilities and Stockholders' Equity:
     Notes payable                         $   64,388,000     $   86,162,000
     Senior notes                              26,650,000         26,650,000
     Senior subordinated notes
       due 2002                               263,347,000        263,234,000
     Allowance for losses on
       contracts sold with
       recourse                               219,590,000        163,337,000
     Accounts payable and
       accrued liabilities                    290,781,000        266,131,000
     Investor payable                         287,880,000        238,448,000
     Income taxes, principally
       deferred                               445,964,000        407,062,000
                                           --------------     --------------
          Total liabilities                 1,598,600,000      1,451,024,000

     Common stock, $.01 par;
       authorized 150,000,000
       shares, issued 138,724,206
       shares (1996) and
       137,534,266 shares (1995)                1,387,000          1,375,000
     Additional paid-in capital               356,725,000        323,564,000
     Retained earnings                        711,816,000        653,996,000
                                           --------------     --------------
                                            1,069,928,000        978,935,000

     Less treasury stock,
       2,051,000 shares at cost               (53,913,000)       (53,913,000)
                                           --------------     --------------
          Total stockholders'
            equity                          1,016,015,000        925,022,000
                                           --------------     --------------
                                           $2,614,615,000     $2,376,046,000
                                           ==============     ==============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                      Three Months Ended March 31
                                    --------------------------------
                                        1996                1995
                                    ------------        ------------

  Income:
     Net gains on contract sales    $155,484,000        $107,678,000
     Provision for losses on
       contract sales                (57,997,000)        (32,429,000)
     Interest                         45,182,000          32,689,000
     Service                          16,325,000          11,795,000
     Commissions and other             9,124,000           8,466,000
                                    ------------        ------------
                                     168,118,000         128,199,000

  Expenses:
     Interest                         11,364,000          10,438,000
     Cost of servicing                12,162,000           8,707,000
     General and administrative       37,556,000          27,233,000
                                    ------------        ------------
                                      61,082,000          46,378,000
                                    ------------        ------------

  Earnings before income taxes       107,036,000          81,821,000

  Income taxes                        40,674,000          31,092,000
                                    ------------        ------------

  Net earnings                      $ 66,362,000        $ 50,729,000
                                    ============        ============

  Earnings per common and
     common equivalent share                $.48                $.36
                                            ====                ====

  Weighted average common and
     common equivalent shares
     outstanding                     139,584,826         139,530,474

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                              Three Months Ended March 31
                                           ----------------------------------
                                                 1996              1995
                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected                    $     62,282,000  $     44,552,000
  Net principal payments collected               44,594,000        10,749,000
  Interest on contracts and
     GNMA certificates                           12,129,000        10,541,000
  Interest on cash, commercial
   finance receivables and
   investments                                   15,658,000         9,613,000
  Commissions                                     8,659,000         7,244,000
  Other                                            (509,000)          822,000
                                           ----------------  ----------------
                                                142,813,000        83,521,000
                                           ----------------  ----------------

  Cash paid to employees and suppliers          (78,601,000)      (47,039,000)
  Interest paid on debt                          (4,735,000)       (3,283,000)
  Repossession losses net of recoveries          (4,427,000)         (977,000)
  FHA insurance premiums                           (435,000)         (389,000)
  Income taxes paid                                (393,000)       (3,922,000)
                                           ----------------  ----------------
                                                (88,591,000)      (55,610,000)
                                           ----------------  ----------------
  NET CASH PROVIDED BY OPERATIONS                54,222,000        27,911,000

  Purchase of contracts held for sale        (1,249,668,000)     (868,398,000)
  Proceeds from sale of contracts
     held for sale                            1,404,001,000       802,514,000
  Principal collections on contracts
     held for sale                               38,735,000        19,193,000
  Commercial finance loans disbursed           (530,717,000)     (312,026,000)
  Principal collections on
     commercial finance loans                   394,298,000       161,893,000
  Cash deposits provided as credit
     enhancements                                (2,907,000)       (3,002,000)
  Cash deposits returned                            882,000         2,689,000
                                           ----------------  ----------------
NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                          108,846,000      (169,226,000)
                                           ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture
     and fixtures                                (7,971,000)       (2,442,000)
  Net (purchases) sales of
   investment securities                           (220,000)          103,000
                                           ----------------  ----------------
NET CASH USED FOR INVESTING ACTIVITIES          (8,191,000)        (2,339,000)
                                           ----------------  ----------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                               Three Months Ended March 31
                                               ----------------------------
                                                   1996            1995
                                               -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                790,252,000    541,004,000
  Repayments on credit facilities               (812,026,000)  (541,004,000)
  Dividends paid                                  (8,542,000)    (6,395,000)
  Common stock issued                                632,000        478,000
                                               -------------   ------------
NET CASH USED FOR FINANCING
  ACTIVITIES                                     (29,684,000)    (5,917,000)
                                               -------------   ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            70,971,000   (177,482,000)

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                      295,767,000    455,956,000
                                               -------------   ------------

CASH AND CASH EQUIVALENTS END OF PERIOD        $ 366,738,000  $ 278,474,000
                                               =============  =============

RECONCILIATION OF NET EARNINGS
  TO NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
  Net earnings                                 $  66,362,000  $  50,729,000
  Provision for income taxes                      40,674,000     31,092,000
  Depreciation and amortization                    5,395,000      2,859,000
  Net contract payments collected, less
     excess servicing rights recorded            (34,219,000)   (54,642,000)
  Amortization of deferred service income         (4,708,000)    (3,420,000)
  Net amortization of present value
     discount                                    (16,610,000)   (11,091,000)
  Net increase in cash deposits                   (2,025,000)      (313,000)
  Purchase of contracts held for sale, net
     of sales and principal collections          193,068,000    (46,691,000)
  Commercial finance loans disbursed, net
     of sales and principal collections         (136,419,000)  (150,133,000)
  Net discount on sale of loans                   10,410,000      7,098,000
  Increase in interest payable                     6,036,000      6,773,000
  Other                                          (19,118,000)    (1,487,000)
                                               -------------   ------------

NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                         $ 108,846,000  $(169,226,000)
                                               =============  =============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


  A. Basis of Presentation

  The interim financial statements have been prepared by Green Tree Financial Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the classifications used in the March 31, 1996 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of March 31, 1996, the results of its operations for the three-month periods ended March 31, 1996 and 1995, and its cash flows for the three-month periods ended March 31, 1996 and 1995.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:

                                      March 31, 1996  December 31, 1995
                                      --------------  -----------------
     (in thousands)                     (unaudited)

     Gross cash flows receivable
      on contracts sold                  $1,862,135         $1,407,419

     Less:
      Prepayment reserve                   (899,473)          (674,775)
      FHA insurance and other fees          (11,054)           (11,100)
      Deferred service income              (126,678)           (92,452)
      Discount to present value            (235,570)          (183,132)

     Subordinated interest in
      NIM Certificates                      328,929            318,657
                                         ----------         ----------
                                         $  918,289         $  764,617
                                         ==========         ==========

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Green Tree Financial Corporation is a diversified financial services company that originates conditional sales contracts for manufactured homes, home improvements, consumer products and equipment financing, and provides commercial financing to manufacturers and dealers. The Company also offers revolving credit, in the form of private-label credit cards, and originates home equity loans to consumers. The Company's insurance agencies market physical damage and term mortgage life insurance relating to the customers' contracts it services.

  Results of Operations:

  The following table shows the percentage change in income, expenses and earnings for the three-month period ended March 31, 1996 as compared to the same period of 1995.

                                      Three-month
                                   period-to-period
                                  increase (decrease)
                                       March 31,
                                     1995 to 1996
                                  -------------------
Income:
 Net gains on contract
  sales                                  44.4%
 Provision for losses on
  contract sales                         78.8
 Interest                                38.2
 Service                                 38.4
 Commissions and other                    7.8
Expenses:
 Interest                                 8.9
 Cost of servicing                       39.7
 General and
  administrative                         37.9
Earnings before income
 taxes                                   30.8
Net earnings                             30.8

  Net gains on contract sales increased 44.4% in the first quarter of 1996 over the same period in 1995 as a result of increased dollar volume of contracts sold and longer average terms on the manufactured home and home improvement contracts sold. This increase in net gains on contract sales was partially offset by decreased interest rate spreads on the manufactured housing contracts sold and a change in mix of contracts sold in the first quarter of 1996 compared to the same period in 1995. For the quarter ended March 31, 1996, total contract sales increased $605,593,000, or 74.9%.

  The 78.8% increase in the provision for losses on contract sales in the first quarter of 1996 reflects the growth in total contract sales and the Company's increased provision for losses on contracts sales as a percentage of contracts sold. This increased percentage is a result of increasing average contract terms and the changing mix of originations to loans which have a lower down payment. The increase in the provision for losses on contract sales was offset by the change in mix of contracts sold.

  The following table sets forth the Company's contract originations and sales for the three-month periods ended March 31, 1996 and 1995. Dollar amounts are in thousands.

                                                  Three-month
                                                  period ended
                                                    March 31,
                                               1996          1995
                                            ----------    ----------
Originations:
  Manufactured Housing                      $  898,035      $717,133
  Home Improvement/Home Equity                 163,003       116,292
  Consumer Products and Other                  206,808        61,082
                                            ----------      --------
    Total                                   $1,267,846      $894,507
                                            ==========      ========

Sales:
  Manufactured Housing                      $  864,035      $708,371
  Home Improvement                             118,857       100,075
  Consumer Products and Other                  431,147            --
                                            ----------      --------
    Total                                   $1,414,039      $808,446
                                            ==========      ========

  The manufactured housing market experienced an increase in new home shipments during the first quarter of 1996 compared to 1995. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 23.1% during the first quarter of 1996 over the same period in 1995. The dollar volume of previously owned manufactured housing contract originations also rose 43.7%. The dollar volume of refinanced contracts increased slightly during the first quarter of 1996 compared to 1995. The number of new contracts originated by the Company during the first quarter of 1996 has grown from 1995 and the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts and price increases by the manufactured housing manufacturers.

  The dollar volume of home improvement/home equity, consumer products and other contract originations rose 108.5% in the first quarter of 1996 over 1995.
  This significant level of growth in these divisions results from expanding the number of relationships with contractors, remodelers and dealers throughout the United States. This has provided the Company with an established and growing network through which to market its financing.

  Interest income is realized from contract inventory, commercial finance receivables, cash deposits, short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income grew 38.2% during the first quarter of 1996 compared to the same period in 1995 primarily from increased earnings on the Company's commercial finance receivables, the increase in the amortization of the present value discount on the Company's growing excess servicing rights receivable and interest accrued on the subordinated Net Interest Margin Certificates. Due to higher production levels, contract inventory for the three-months ended March 31, 1996 was higher on average than the same period in 1995 which also contributed to the increase in interest income.

  The increase in service income of 38.4% during the first quarter of 1996 compared to the first quarter of 1995 resulted from the 39% growth in the Company's average originated servicing portfolio but was partially offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others decreased 20.8% during the first quarter of 1996 compared to the first quarter of 1995. The Company expects this decline in outside servicing to continue in the future while overall servicing income should increase as its portfolio grows.

  Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew 7.8% during the first quarter of 1996 compared to the same period in 1995. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

  Interest expense increased 8.9% during the first quarter of 1996 as a result of the Company maintaining a higher level of borrowings to fund its loan originations and commercial finance portfolio during the first quarter of 1996 compared to 1995. This increase was partially offset by lower average interest rates in the first quarter of 1996.

  Green Tree's dollar amount of cost of servicing increased 39.7% during the first quarter of 1996 compared to the same period in 1995 as the Company's total average servicing portfolio grew 37.7%. The Company's cost of servicing as a percentage of contracts serviced in the first quarter of 1996 increased slightly compared to the same period in 1995.

  General and administrative expenses rose 37.9% in the first quarter of 1996. As a percentage of contract originations, these expenses have remained consistent with the first quarter of 1995. The dollar growth is due primarily to an increase in personnel and other costs related to the start-up and growth of the Company's new divisions as well as the increased volume of contracts the Company originated during the quarter.

  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. During the first quarter of 1996, the Company used a senior/subordinated structure for each of its two conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. The Company's public home improvement loan sale in the first quarter of 1996 was comprised of two trusts. The first trust, which included secured home improvement contracts, employed a senior/subordinated structure with a corporate guarantee and the second trust, which included unsecured home improvement contracts, was a single class pass-through with a corporate guarantee. In addition, the first quarter sale of consumer products and equipment finance loans employed a multi-class credit tranched grantor trust structure with a limited corporate guarantee on the most junior tranche.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the three-month period ended March 31, 1996 over the same period in 1995. Contributing to this growth is an increase in normal servicing fees collected by the Company on its growing servicing portfolio, and an increase in excess servicing collected from the additional securitizations in which the Company has not sold a portion of the related excess servicing rights.

  Net principal payments collected were positive in each of the three-month periods ended March 31, 1996 and 1995 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio of contracts which have been sold.

  Interest on cash, commercial finance receivables and investments increased significantly during the first quarter of 1996 compared to the same period in 1995 primarily as a result of the significant increase in commercial finance receivables serviced. The Company's commercial finance division, which provides inventory and asset-based financing for manufacturers and dealers in a variety of industries, primarily manufactured housing and other products for which the Company provides retail financing, earned a net spread on approximately $428 million of sold receivables which it continues to service, as well as interest income on average net receivables of $223 million in its portfolio during the first quarter of 1996. During the same period in 1995 the Company earned interest on average net receivables outstanding of $248 million and had not yet securitized any of its commercial finance receivables.

  Cash paid to employees and suppliers increased $31,562,000 in the first quarter of 1996 compared to the same period in 1995. This growth relates primarily to the increase in the Company's portion of taxes paid in 1996 on the annual bonus of the chief executive officer pursuant to the terms of an employment agreement, as well as the 38.3% growth in the Company's total general and administrative expenses and servicing costs.

  Dividends paid by the Company increased 33.6% in the first quarter of 1996 compared to the same period in 1995 as the Company's quarterly dividend rate increased 33.3% over the first quarter 1995 quarterly dividend rate.

  The Company had a $15,000,000 unsecured bank credit agreement for general operating purposes as of March 31, 1996 and closed a new $500 million unsecured bank credit agreement on April 16, 1996, replacing this existing facility. This new credit facility is a three-year committed revolving line of credit which expires April 15, 1999. In addition, the Company currently has $1.3 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract and commercial finance loan production. At March 31, 1996, the Company had no borrowings outstanding under these agreements and had $1,247,500,000 available, subject to the availability of eligible collateral. The master repurchase agreements generally provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. The Company believes that these agreements will continue to be renewed.

  The Company also has a commercial paper program through which it is authorized to issue up to $500,000,000 in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank and master repurchase agreements referred to above. As of March 31, 1996, the Company had issued and outstanding $67,500,000 in notes under this program.
  Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract and commercial loan production.

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

                                     GREEN TREE FINANCIAL CORPORATION



  DATE: May 13, 1996                 /s/Robley D. Evans
                                     ------------------------------
                                     Robley D. Evans
                                     Vice President and Controller



  DATE: May 13, 1996                 /s/Joel H. Gottesman
                                     ------------------------------
                                     Joel H. Gottesman
                                     Senior Vice President and
                                      General Counsel

                                 EXHIBIT INDEX




Exhibit
Number     Exhibit                                         Page
- ---------  -------                                         ----

  11.      Computation of Per Share Amounts.                16

  12.      Computation of Ratio of Earnings to
           Fixed Charges.                                   17

  27.      Financial Data Schedule.                         18