Form 10-Q
period 1996-06-30
GREEN TREE FINANCIAL CORP
filed 1996-08-12
CIK 890175

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                       OR

        {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to  _____________

                     Commission file number      1-08916
                                             --------------

                       GREEN TREE FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                    41-1807858
- ---------------------------------         --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


            1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA   55102-1639
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

                     YES      X           NO
                         -----------         -----------

AS OF JULY 31, 1996, 137,241,206 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1996

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

                        CAUTIONARY STATEMENT UNDER THE
                         SAFE HARBOR PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for the quarter ended June 30, 1996 may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology and may involve risks or uncertainties which are qualified in their entirety by the Cautionary Statements contained in the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 1996. These Cautionary Statements are incorporated herein by reference and investors are specifically referred to the Cautionary Statements for a discussion of factors which could affect the Company's operations and the forward looking statements contained herein.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                            June 30,1996    December 31,1995
                                           ---------------  -----------------
                                             (unaudited)
  Assets:
     Cash and cash equivalents             $  588,913,000     $  295,767,000
     Cash deposits, restricted                162,684,000        151,811,000
     Other investments                          4,937,000         19,880,000
     Receivables:
       Excess servicing rights              1,134,793,000        764,617,000
       Commercial finance (net of
        allowance of $1,465,000
        and $1,071,000)                       236,815,000        141,793,000
       Other accounts receivable               74,914,000         52,546,000
     Contracts, GNMA certificates
       and collateral                         626,530,000        884,303,000
     Property, furniture and
       fixtures                                63,866,000         57,104,000
     Other assets                               9,356,000          8,225,000
                                           --------------     --------------
          Total assets                     $2,902,808,000     $2,376,046,000
                                           ==============     ==============


  Liabilities and Stockholders' Equity:
     Notes payable                         $   24,467,000     $   86,162,000
     Senior notes                              26,650,000         26,650,000
     Senior subordinated notes
       due 2002                               263,461,000        263,234,000
     Allowance for losses on
       contracts sold with
       recourse                               309,811,000        163,337,000
     Accounts payable and
       accrued liabilities                    423,261,000        266,131,000
     Investor payable                         302,466,000        238,448,000
     Income taxes, principally
       deferred                               461,493,000        407,062,000
                                           --------------     --------------
          Total liabilities                 1,811,609,000      1,451,024,000

     Common stock, $.01 par;
       authorized 400,000,000
       shares,issued 139,292,206
       (1996) and 137,534,266
       shares (1995)                            1,393,000          1,375,000
     Additional paid-in capital               365,059,000        323,564,000
     Retained earnings                        778,660,000        653,996,000
                                           --------------     --------------
                                            1,145,112,000        978,935,000
     Less treasury stock,
       2,051,000 shares at cost               (53,913,000)       (53,913,000)
                                           --------------     --------------
          Total stockholders'
            equity                          1,091,199,000        925,022,000
                                           --------------     --------------
                                           $2,902,808,000     $2,376,046,000
                                           ==============     ==============

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                  Three Months Ended June 30
                                                  ---------------------------
                                                      1996           1995
                                                  -----------   -------------

  Income:
     Net gains on contract sales                  $206,097,000   $131,143,000
     Provision for losses on
       contract sales                              (90,473,000)   (43,500,000)
     Interest                                       52,977,000     44,808,000
     Service                                        17,235,000     12,318,000
     Commissions and other                          10,266,000      8,505,000
                                                  ------------   ------------
                                                   196,102,000    153,274,000

  Expenses:
     Interest                                       17,167,000     14,857,000
     Cost of servicing                              12,175,000      9,360,000
     General and administrative                     45,112,000     29,522,000
                                                  ------------   ------------
                                                    74,454,000     53,739,000
                                                  ------------   ------------

  Earnings before income taxes                     121,648,000     99,535,000

  Income taxes                                      46,226,000     37,823,000
                                                  ------------   ------------

  Net earnings                                    $ 75,422,000   $ 61,712,000
                                                  ============   ============

  Earnings per common and common
     equivalent share                                     $.54           $.44
                                                          ====           ====

  Weighted average common and
     common equivalent shares
     outstanding                                   140,242,029    140,044,360

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                   Six Months Ended June 30
                                                  -------------------------
                                                      1996         1995
                                                  -----------  ------------

  Income:
     Net gains on contract sales               $ 361,581,000   $238,821,000
     Provision for losses on
       contract sales                           (148,470,000)   (75,929,000)
     Interest                                     98,159,000     77,497,000
     Service                                      33,560,000     24,113,000
     Commissions and other                        19,390,000     16,971,000
                                               -------------   ------------
                                                 364,220,000    281,473,000

  Expenses:
     Interest                                     28,531,000     25,295,000
     Cost of servicing                            24,337,000     18,067,000
     General and administrative                   82,668,000     56,755,000
                                               -------------   ------------
                                                 135,536,000    100,117,000
                                               -------------   ------------

  Earnings before income taxes                   228,684,000    181,356,000

  Income taxes                                    86,900,000     68,915,000
                                               -------------   ------------

  Net earnings                                 $ 141,784,000   $112,441,000
                                               =============   ============

  Earnings per common and common
     equivalent share                                  $1.01           $.80
                                                       =====           ====

  Weighted average common and
     common equivalent shares
     outstanding                                 139,913,427    139,787,418

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Six Months Ended June 30
                                                  -------------------------------------
                                                         1996                1995
                                                  -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected                             $   118,131,000   $    86,892,000
  Net principal payments collected                       59,367,000        25,464,000
  Interest on contracts and
     GNMA certificates                                   27,503,000        26,297,000
  Interest on cash, commercial finance
     loans and investments                               31,697,000        23,357,000
  Commissions                                            16,557,000        11,376,000
  Other                                                     843,000         2,016,000
                                                    ---------------   ---------------
                                                        254,098,000       175,402,000

  Cash paid to employees and suppliers                 (130,744,000)      (79,016,000)
  Interest paid on debt                                 (27,449,000)      (24,474,000)
  Income taxes paid                                     (25,080,000)      (18,744,000)
  Repossession losses net of recoveries                 (11,723,000)       (2,517,000)
  FHA insurance premiums                                   (984,000)         (936,000)
                                                    ---------------   ---------------
                                                       (195,980,000)     (125,687,000)
                                                    ---------------   ---------------
  NET CASH PROVIDED BY OPERATIONS                        58,118,000        49,715,000

  Purchase of contracts held for sale                (3,171,967,000)   (2,234,787,000)
  Proceeds from sale of contracts
     held for sale                                    3,468,454,000     1,759,311,000
  Principal collections on contracts
     held for sale                                       68,971,000        43,944,000
  Proceeds from sale of commercial
     finance loans                                      199,950,000                --
  Commercial finance loans disbursed                 (1,219,647,000)     (715,394,000)
  Principal collections on commercial
     finance loans                                      976,283,000       470,680,000
  Cash deposits provided                                (13,090,000)       (5,450,000)
  Cash deposits returned                                  2,217,000         3,340,000
                                                    ---------------   ---------------
NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                                  369,289,000      (628,641,000)
                                                    ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture
     and fixtures                                       (15,230,000)       (7,532,000)
  Net sales (purchases) of investment
     securities                                          14,943,000          (144,000)
                                                    ---------------   ---------------
NET CASH USED FOR INVESTING ACTIVITIES                     (287,000)       (7,676,000)
                                                    ---------------   ---------------

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                           Six Months Ended June 30
                                                      ---------------------------------
                                                            1996             1995
                                                      --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                     $ 2,574,576,000   $ 1,876,440,000
  Repayments on credit facilities                      (2,636,271,000)   (1,400,919,000)
  Payment of debt                                                  --       (20,246,000)
  Net common stock issued                                   2,959,000            45,000
  Dividends paid                                          (17,120,000)      (12,812,000)
                                                      ---------------   ---------------
NET CASH (USED FOR) PROVIDED BY
     FINANCING ACTIVITIES                                 (75,856,000)      442,508,000
                                                      ---------------   ---------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 293,146,000      (193,809,000)

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                               295,767,000       455,956,000
                                                      ---------------   ---------------

CASH AND CASH EQUIVALENTS END OF PERIOD               $   588,913,000   $   262,147,000
                                                      ===============   ===============


RECONCILIATION OF NET EARNINGS
  TO NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
  Net earnings                                        $   141,784,000   $   112,441,000
  Provision for income taxes                               86,900,000        68,915,000
  Depreciation and amortization                             9,932,000         6,251,000
  Net contract payments collected, less
     excess servicing rights recorded                    (133,535,000)     (122,653,000)
  Amortization of deferred service income                 (11,023,000)       (7,797,000)
  Net amortization of present value
     discount                                             (35,214,000)      (25,418,000)
  Net increase in cash deposits                           (10,873,000)       (2,110,000)
  Purchase of contracts held for sale,
     net of sales and principal
     collections                                          365,458,000      (431,533,000)
  Revolving finance loans disbursed,
     net of sales and principal
     collections                                          (43,414,000)     (244,714,000)
  Net discount on sale of contract loans                   23,710,000        15,475,000
  Increase in interest payable                               (193,000)         (148,000)
  Other                                                   (24,243,000)        2,650,000
                                                      ---------------   ---------------

NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                                $   369,289,000   $  (628,641,000)
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

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of June 30, 1996, the results of its operations for the three and six-month periods ended June 30, 1996 and 1995, and its cash flows for the six-month periods ended June 30, 1996 and 1995.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:

                                           June 30,1996         December 31,1995
                                    --------------------------  ----------------
     (in thousands of dollars)             (unaudited)
     Gross cash flows receivable
      on contracts sold                    $ 2,539,873             $1,407,419

     Less:
      Prepayment reserve                    (1,239,794)              (674,775)
      FHA insurance and other
       fees                                     (9,562)               (11,100)
      Deferred service income                 (181,122)               (92,452)
      Discount to present value               (311,138)              (183,132)

     Subordinated interest in
      NIM Certificates                         336,536                318,657
                                           -----------             ----------
                                           $ 1,134,793             $  764,617
                                           ===========             ==========

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Green Tree Financial Corporation is a diversified financial services company that originates conditional sales contracts for manufactured homes, home improvements, consumer products and equipment financing, and provides commercial financing to manufacturers and dealers. The Company also offers revolving credit and originates home equity and mortgage loans. The Company's insurance agencies market physical damage and term mortgage life insurance relating to the customers' contracts it services.

  Results of Operations:

  The following tables show the percentage change in income, expenses and earnings for the three and six-month periods ended June 30, 1996 as compared to the same periods of 1995.

                                      Three-month          Six-month
                                    period-to-period    period-to-period
                                   increase June 30,   increase June 30,
                                      1995 to 1996        1995 to 1996
                                   ------------------  ------------------
  Income:
     Net gains on contract
       sales                               57.2%               51.4%
     Provision for losses on
       contract sales                     108.0                95.5
     Interest                              18.2                26.7
     Service                               39.9                39.2
     Commissions and other                 20.7                14.3
  Expenses:
     Interest                              15.5                12.8
     Cost of servicing                     30.1                34.7
     General and administrative            52.8                45.7
  Earnings before income taxes             22.2                26.1
  Net earnings                             22.2                26.1

  Net gains on contract sales increased 57.2% and 51.4% for the three and six-month periods ended June 30, 1996, respectively, over the same periods in 1995 as a result of increased dollar volume of contracts sold and longer average terms on the manufactured home and home improvement contracts sold. This increase in net gains on contract sales was partially offset by decreased interest rate spreads on the manufactured housing contracts sold and a change in mix of contracts sold in the first six months of 1996 compared to the same period in 1995. For the six month period ended June 30, 1996, total contract sales increased $1,716,395,000, or 96.7%.

  The increases in the provision for losses on contract sales of 108.0% and 95.5% for the three and six-month periods ended June 30, 1996, respectively, reflects the growth in total contract sales and the Company's increased provision for losses on contract sales as a percentage of contracts sold.
  This increased percentage is a
result of increasing average contract terms and the changing mix of originations to loans which have a lower down payment. The increase in provision for losses on contract sales was partially offset by the change in mix of contracts sold.

The following table sets forth the Company's contract originations and sales for the three and six-month periods ended June 30, 1996 and 1995. Dollar amounts are in thousands.

                                     Three-month                Six-month
                                     period ended              period ended
                                       June 30,                  June 30,
                              --------------------------  ----------------------
                                  1996          1995         1996        1995
                              ------------  ------------  ----------  ----------

   Originations:
     Manufactured Housing       $1,345,104    $1,114,401  $2,243,139  $1,831,534
     Home Improvement/
     Home Equity                   354,941       184,295     517,944     300,587
     Consumer Products
      and Other                    336,360       129,248     543,168     190,330
                                ----------    ----------  ----------  ----------
         Total                  $2,036,405    $1,427,944  $3,304,251  $2,322,451
                                ==========    ==========  ==========  ==========

   Sales:
     Manufactured Housing       $1,364,148    $  826,626  $2,228,183  $1,534,997
     Home Improvement/
     Home Equity                   292,429       140,180     411,286     240,255
     Consumer Products
     and Other                     421,031            --     852,178          --
                                ----------    ----------  ----------  ----------
                                 2,077,608       966,806   3,491,647   1,775,252

     Floorplan Receivables
       Master Trust                199,950            --     199,950          --
                                ----------    ----------  ----------  ----------
         Total                  $2,277,558    $  966,806  $3,691,597  $1,775,252
                                ==========    ==========  ==========  ==========

The manufactured housing market experienced an increase in new home shipments during the first six months of 1996 compared to 1995. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 20% and 21% during the three and six-month periods ended June 30, 1996, respectively, over the same periods in 1995. The dollar volume of previously owned manufactured housing contracts rose 44% and 36% for the three and six months, respectively. The number of new contracts originated by the Company during the first six months of 1996 has grown from 1995 and the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts and price increases by the manufactured housing manufacturers.

The dollar volume of home improvement contracts rose 12% for the quarter and 11% for the six-month period ended June 30, 1996. In addition to home improvement contracts, the home equity division, which commenced business in February 1996, reported loan originations of $149 million for the quarter and $185 million for the six-month period ended June 30, 1996. Consumer products and other contract originations rose 160% for the quarter and 185% for the six-month period ended June 30, 1996. The level of growth in these divisions results from expanding the number of relationships with dealers, contractors and remodelers throughout the United States as well as the rapid growth in the company's home equity originations.

Interest income is realized from contract inventory, commercial finance receivables, cash deposits, and short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income increased 18.2% and 26.7% during the three and six-month period ended June 30, 1996 compared to the same periods in 1995 primarily from increased earnings on the Company's commercial finance receivables, the increase in the amortization of the present value discount on the Company's growing excess servicing rights receivable and interest accrued on the subordinated Net Interest Margin Certificates. Due to higher production levels, contract inventory for the six-month period ended June 30, 1996 was higher on average than the same period in 1995 which also contributed to the increase in interest income.

The increase in service income of 39.9% and 39.2% during the three and six-month periods ended June 30, 1996, respectively, resulted from the 39% growth in the Company's average originated servicing portfolio but was partially offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others decreased 19.3% during the first six months of 1996 compared to the first six months of 1995. The Company expects this decline in outside servicing to continue in the future while overall servicing income should increase as its portfolio grows.

Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew 20.7% and 14.3%, respectively, during the three and six-month periods ended June 30, 1996, respectively, compared to the same periods in 1995. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

Interest expense increased 15.5% and 12.8% during the three and six-month periods ended June 30, 1996, respectively, as a result of the Company maintaining a higher level of borrowings to fund its loan originations and revolving finance portfolio compared to the same period in 1995. This increase was partially offset by lower average interest rates on the Company's borrowings in the three and six-month periods ended June 30, 1996 compared to the same periods in 1995.

Green Tree's dollar amount of cost of servicing increased 30.1% and 34.7% during the quarter and six-month period ended June 30, 1996 compared to the same periods in 1995 as the Company's total average servicing portfolio grew 37.1%. The Company's cost of servicing as a percentage of contracts serviced decreased slightly during the first six months of 1996, compared to the same period in 1995.

General and administrative expenses rose 52.8% and 45.7% during the three and six-month periods ended June 30, 1996, respectively. As a percentage of contract originations, however, these expenses have remained relatively consistent with the comparative periods in 1995. The dollar growth is due primarily to an increase in personnel and other origination costs related to the start-up and growth of the Company's new divisions as well as the increased volume of contracts the Company originated during the first six months of 1996.

Capital Resources and Liquidity:

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitization and sales of GNMA certificates. During the second quarter of 1996, the Company used a senior/subordinated structure for each of its three conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. In addition, the Company's second quarter home improvement and home equity loan sale included two separate but cross-collateralized loan pools, both of which employed a senior/subordinate structure with a limited guarantee on a portion of the subordinate certificates. The Company's second quarter sale of consumer product and equipment finance loans employed a multi-class credit tranched owner trust structure with floating rate senior certificates and a limited corporate guarantee on the most junior fixed rate certificates. Also sold in the second quarter of 1996 was approximately $200 million of floorplan receivables through issuance of a Variable Funding Certificate series under a Floorplan Receivables Master Trust which has approximately $400 million funding capacity.

Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the six-month period ended June 30, 1996 over the same period in 1995. Contributing to this growth is an increase in normal servicing fees collected by the Company on its growing servicing portfolio, and an increase in excess servicing collected from the additional securitization in which the Company has not sold a portion of the related excess servicing rights.

Net principal payments collected were positive in each of the six-month periods ended June 30, 1996 and 1995 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio of contracts which have been sold.

Interest on cash, commercial finance receivables and investments increased significantly during the first six months of 1996 compared to the same period in 1995 primarily as a result of the significant increase in commercial finance receivables serviced. The Company's commercial finance division provides inventory and asset-based financing for manufacturers and dealers in a variety of industries, primarily manufactured housing and other products for which the Company provides retail financing. The Company's commercial finance receivables earned a net spread on approximately $628 million of sold receivables which it continues to service, as well as interest income on average net receivables of $282 million in its portfolio during the first six months of 1996. During the same period in 1995 the Company earned interest on average net receivables outstanding of $312 million and had not yet securitized any of its commercial finance receivables.

Cash paid to employees and suppliers increased $51,729,000 for the six-month period ended June 30, 1996 compared to the same period in 1995. This growth relates primarily to the increase in the Company's portion of taxes paid in 1996 on the annual bonus of the chief executive officer pursuant to the terms of an employment agreement, as well as the 42.9% growth in the Company's total general and administrative expenses and servicing costs.

Dividends paid by the Company increased 33.6% in the first six months of 1996 compared to the same period in 1995 as the Company's quarterly average dividend rate increased 33.3% over the 1995 quarterly average dividend rate for the first six months.

The Company closed a new $500 million unsecured bank credit agreement on April 16, 1996, replacing its existing $15,000,000 unsecured facility. This new credit facility is a three-year committed revolving line of credit which expires April 15, 1999. In addition, the Company currently has $1.3 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract and commercial finance loan production. At June 30, 1996, the Company had no borrowings outstanding under these repurchase agreements and had $22,500,000 outstanding under its bank credit agreement. The master repurchase agreements generally provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. The Company believes that these agreements will continue to be renewed.

The Company also has a commercial paper program through which it is authorized to issue up to $1 billion in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank and master repurchase agreements referred to above. As of June 30, 1996, the Company had no outstandings under this program. Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract and commercial loan production.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Green Tree's Annual Meeting of Shareholders was held May 15, 1996. At the meeting the shareholders elected one director of the Company, approved the Chief Executive Cash Bonus and Stock Option Plan for the Company's Chief Executive Officer, approved an increase of the Company's number of authorized shares of common stock to 400 million shares and ratified the selection of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.(a)  EXHIBITS

            10.(o) Employment Agreement, dated February 9, 1996 between the Company and Lawrence M. Coss and related Noncompetition Agreement, dated February 9, 1996.

            10.(p) Green Tree Financial Corporation Chief Executive Cash Bonus and Stock Option Plan and related Stock Option Agreement, dated February 9, 1996.

            11.(a)  Computation of Primary Earnings Per Share.

            11.(b)  Computation of Fully Diluted Earnings Per Share.

            12.     Computation of Ratio of Earnings to Fixed Charges.

            27.     Financial Data Schedule.

       (b)  REPORTS ON FORM 8-K

            The Company filed a Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 on Form 8-K on July 12, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   GREEN TREE FINANCIAL CORPORATION



DATE: August 12, 1996              /s/ Edward L. Finn
                                   ------------------------------
                                   Edward L. Finn
                                   Executive Vice President and
                                    Chief Financial Officer



DATE: August 12, 1996              /s/ Joel H. Gottesman
                                   ------------------------------
                                   Joel H. Gottesman
                                   Senior Vice President and
                                    General Counsel

                                 EXHIBIT INDEX




Exhibit
Number        Exhibit                                      Page
- -------       -------                                      ----

10.(o)        Employment Agreement, dated February 9,
              1996 between the Company and Lawrence M.
              Coss and related Noncompetition Agreement,
              dated February 9, 1996.                       18

10.(p)        Green Tree Financial Corporation Chief
              Executive Cash Bonus and Stock Option Plan
              and related Stock Option Agreement, dated
              February 9, 1996.                             28

11.(a)        Computation of Primary Earnings Per Share     40

11.(b)        Computation of Fully Diluted Earnings Per
              Share                                         41

12.           Computation of Ratio of Earnings to
              Fixed Charges                                 42

27.           Financial Data Schedule                       43