Form 10-Q
period 1996-09-30
GREEN TREE FINANCIAL CORP
filed 1996-11-14
CIK 890175

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   SEPTEMBER 30, 1996
                                                ------------------

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________  to  _____________

                    Commission file number      1-08916
                                              ---------------

                        GREEN TREE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 41-1807858
----------------------------------     -----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA   55102-1639
 -------------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)

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

                     YES  X       NO
                         -------     ----------

AS OF OCTOBER 31, 1996, 137,431,706 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

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


                        CAUTIONARY STATEMENT UNDER THE
                         SAFE HARBOR PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for the quarter ended September 30, 1996 may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "goal," "continue," or comparable terminology and may involve risks or uncertainties which are qualified in their entirety by the Cautionary Statements contained in the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 1996. These Cautionary Statements are incorporated herein by reference and investors are specifically referred to the Cautionary Statements for a discussion of factors which could affect the Company's operations and the forward looking statements contained herein.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------
                                            (unaudited)
  Assets:
     Cash and cash equivalents             $  584,636,000     $  295,767,000
     Cash deposits, restricted                170,082,000        151,811,000
     Other investments                         12,394,000         19,880,000
     Receivables:
       Excess servicing rights              1,403,415,000        764,617,000
       Commercial finance (net of
         allowance of $1,645,000
         and $1,071,000)                      329,108,000        141,793,000
       Other accounts receivable               94,644,000         52,546,000
     Contracts, GNMA certificates
       and collateral                         470,078,000        884,303,000
     Property, furniture and
       fixtures                                66,785,000         57,104,000
     Other assets                              13,046,000          8,225,000
                                           --------------     --------------
          Total assets                     $3,144,188,000     $2,376,046,000
                                           ==============     ==============

  Liabilities and Stockholders' Equity:
     Notes payable                         $    3,948,000     $   86,162,000
     Senior notes                              26,650,000         26,650,000
     Senior subordinated notes
       due 2002                               263,579,000        263,234,000
     Allowance for losses on
       contracts sold with
       recourse                               406,843,000        163,337,000
     Accounts payable and
       accrued liabilities                    438,872,000        266,131,000
     Investor payable                         332,951,000        238,448,000
     Income taxes, principally
       deferred                               500,799,000        407,062,000
                                           --------------     --------------
          Total liabilities                 1,973,642,000      1,451,024,000

     Common stock, $.01 par;
       authorized 400,000,000
       shares, issued and
       outstanding 139,454,706
       (1996) and 137,534,266
       shares (1995)                            1,395,000          1,375,000
     Additional paid-in capital               367,474,000        323,564,000
     Retained earnings                        855,590,000        653,996,000
                                           --------------     --------------
                                            1,224,459,000        978,935,000
     Less treasury stock,
       2,051,000 shares at cost               (53,913,000)       (53,913,000)
                                           --------------     --------------
          Total stockholders'
            equity                          1,170,546,000        925,022,000
                                           --------------     --------------
                                           $3,144,188,000     $2,376,046,000
                                           ==============     ==============

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                           Three Months Ended September 30
                                           -------------------------------
                                               1996               1995
                                           -------------      ------------
  Income:
     Net gains on contract sales           $ 237,798,000      $171,581,000
     Provision for losses on
       contract sales                       (103,688,000)      (71,351,000)
     Interest                                 54,541,000        51,642,000
     Service                                  19,172,000        14,233,000
     Commissions and other                    11,842,000         8,269,000
                                           -------------      ------------
                                             219,665,000       174,374,000

  Expenses:
     Interest                                 16,931,000        15,989,000
     Cost of servicing                        13,861,000         9,333,000
     General and administrative               50,941,000        32,863,000
                                           -------------      ------------
                                              81,733,000        58,185,000
                                           -------------      ------------

  Earnings before income taxes               137,932,000       116,189,000

  Income taxes                                52,414,000        44,152,000
                                           -------------      ------------

  Net earnings                             $  85,518,000      $ 72,037,000
                                           =============      ============

  Earnings per common and common
     equivalent share                               $.61              $.51
                                                    ====              ====

  Weighted average common and
     common equivalent shares
     outstanding                             140,805,663    140,544,979


                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                          Nine Months Ended September 30
                                         -------------------------------
                                              1996             1995
                                          -------------    -------------
  Income:
     Net gains on contract sales          $ 599,378,000    $ 410,402,000
     Provision for losses on
       contract sales                      (252,158,000)    (147,280,000)
     Interest                               152,700,000      129,139,000
     Service                                 52,733,000       38,346,000
     Commissions and other                   31,232,000       25,240,000
                                          -------------    -------------
                                            583,885,000      455,847,000

  Expenses:
     Interest                                45,462,000       41,284,000
     Cost of servicing                       38,198,000       27,400,000
     General and administrative             133,609,000       89,618,000
                                          -------------    -------------
                                            217,269,000      158,302,000
                                          -------------    -------------

  Earnings before income taxes              366,616,000      297,545,000

  Income taxes                              139,314,000      113,067,000
                                          -------------    -------------

  Net earnings                            $ 227,302,000    $ 184,478,000
                                          =============    =============

  Earnings per common and common
     equivalent share                             $1.62            $1.32
                                                  =====            =====

  Weighted average common and
     common equivalent shares
     outstanding                            140,210,839      140,039,938


                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                Nine Months Ended September 30
                                              ---------------------------------
                                                    1996              1995
                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected                       $   185,503,000   $   127,017,000
  Net proceeds from sale of net interest
     margin certificates                                   --       302,312,000
  Net principal payments collected                 74,835,000        40,673,000
  Interest on contracts and
     GNMA certificates                             38,187,000        49,130,000
  Interest on cash, commercial finance
     loans and investments                         51,582,000        38,858,000
  Commissions                                      23,760,000        13,544,000
  Other                                            (1,208,000)        1,783,000
                                              ---------------   ---------------
                                                  372,659,000       573,317,000

  Cash paid to employees and suppliers           (188,448,000)     (115,760,000)
  Interest paid on debt                           (37,209,000)      (33,630,000)
  Income taxes paid                               (36,525,000)      (28,721,000)
  Repossession losses net of recoveries           (20,831,000)       (3,577,000)
  FHA insurance premiums                           (1,505,000)       (1,484,000)
                                              ---------------   ---------------
                                                 (284,518,000)     (183,172,000)
                                              ---------------   ---------------
  NET CASH PROVIDED BY OPERATIONS                  88,141,000       390,145,000

  Purchase of contracts held for sale          (5,379,042,000)   (3,789,322,000)
  Proceeds from sale of contracts
     held for sale                              5,766,855,000     3,155,477,000
  Principal collections on contracts
     held for sale                                100,674,000        78,360,000
  Commercial finance loans disbursed           (2,016,754,000)   (1,123,796,000)
  Proceeds from sale of commercial
     finance loans                                199,950,000                --
  Principal collections on commercial
    finance loans                               1,666,704,000       831,135,000
  Cash deposits provided                          (23,915,000)      (16,637,000)
  Cash deposits returned                            5,644,000         4,904,000
                                              ---------------   ---------------
NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                            408,257,000      (469,734,000)
                                              ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture and
     fixtures                                     (22,667,000)      (20,121,000)
  Net sale of investment securities                 7,486,000           975,000
                                              ---------------   ---------------
NET CASH USED FOR INVESTING ACTIVITIES            (15,181,000)      (19,146,000)
                                              ---------------   ---------------

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                Nine Months Ended September 30
                                              ---------------------------------
                                                    1996              1995
                                              ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities               4,447,278,000     3,276,045,000
  Repayments on credit facilities              (4,529,492,000)   (2,927,780,000)
  Payment of debt                                          --       (20,246,000)
  Dividends paid                                  (25,707,000)      (19,245,000)
Net common stock issued                             3,714,000         1,202,000
                                              ---------------   ---------------
NET CASH (USED FOR) PROVIDED BY
  FINANCING ACTIVITIES                           (104,207,000)      309,976,000
                                              ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                288,869,000      (178,904,000)

CASH AND CASH EQUIVALENTS BEGINNING OF
  PERIOD                                          295,767,000       455,956,000
                                              ---------------   ---------------
CASH AND CASH EQUIVALENTS END OF PERIOD       $   584,636,000   $   277,052,000
                                              ===============   ===============
RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES:
  Net earnings                                $   227,302,000   $   184,478,000
  Provision for income taxes                      139,314,000       113,067,000
  Depreciation and amortization                    15,491,000         9,708,000
  Net proceeds from sale of net interest
    margin certificates                                    --       302,312,000
  Net contract payments collected, less
    excess servicing rights recorded             (258,186,000)     (219,649,000)
  Amortization of deferred service income         (19,482,000)      (11,090,000)
  Net amortization of present value discount      (57,030,000)      (37,827,000)
  Net increase in cash deposits                   (18,271,000)      (11,733,000)
  Purchase of contracts held for sale, net of
    sales and principal collections               488,487,000      (555,486,000)
  Commercial finance loans disbursed, net of
    sales and principal collections              (150,100,000)     (292,661,000)
  Net discount on sale of contract loans           39,523,000        27,050,000
  Increase in interest payable                      6,037,000         6,216,000
  Other                                            (4,828,000)       15,881,000
                                              ---------------   ---------------
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                  $   408,257,000   $  (469,734,000)
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

  Certain reclassifications have been made to the December 31, 1995 financial statements to conform to the classifications used in the September 30, 1996 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

  In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of September 30, 1996, the results of its operations for the three and nine-month periods ended September 30, 1996 and 1995, and its cash flows for the nine-month periods ended September 30, 1996 and 1995.

  B. Excess Servicing Rights Receivable

  Excess servicing rights receivable consists of:


                                       September 30, 1996     December 31, 1995
                                       ------------------     -----------------
     (in thousands of dollars)           (unaudited)

     Gross cash flows receivable
      on contracts sold                  $ 3,399,191             $1,407,419

     Less:
      Prepayment reserve                  (1,665,624)              (674,775)
      FHA insurance and other
       fees                                   (9,116)               (11,100)
      Deferred service income               (236,143)               (92,452)
      Discount to present value             (399,376)              (183,132)

     Subordinated interest in
      NIM Certificates                       314,483                318,657
                                         -----------             ----------
                                         $ 1,403,415             $  764,617
                                         ===========             ==========

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Green Tree Financial Corporation is a diversified financial services company that originates conditional sales contracts for manufactured homes, home improvements, consumer products and equipment financing, and provides commercial financing to manufacturers and dealers. The Company also offers revolving credit and originates home equity and mortgage loans. The Company's insurance agencies market physical damage, term mortgage life insurance, and other credit protection relating to the customers' contracts it services.

  Results of Operations:

  The following tables show the percentage change in income, expenses and earnings for the three and nine-month periods ended September 30, 1996 as compared to the same periods of 1995.


                                      Three-month        Nine-month
                                   period-to-period   period-to-period
                                       increase           increase
                                     September 30,      September 30,
                                     1995 to 1996       1995 to 1996
                                   -----------------  -----------------
  Income:
     Net gains on contract
       sales                             38.6%              46.0%
     Provision for losses on
       contract sales                    45.3               71.2
     Interest                             5.6               18.2
     Service                             34.7               37.5
     Commissions and other               43.2               23.7
  Expenses:
     Interest                             5.9               10.1
     Cost of servicing                   48.5               39.4
     General and administrative          55.0               49.1
  Earnings before income taxes           18.7               23.2
  Net earnings                           18.7               23.2


  Net gains on contract sales increased 38.6% and 46.0% for the three and nine-month periods ended September 30, 1996, respectively, over the same periods in 1995 as a result of increased dollar volume of contracts sold and longer average terms on the manufactured home and home improvement contracts sold. This increase in net gains on contract sales was partially offset by decreased interest rate spreads on the contracts sold and a change in mix of contracts sold in the first nine months of 1996 compared to the same period in 1995.
  For the nine month period ended September 30, 1996, compared to the same period in 1995, total closed-end contract sales increased $2,626,179,000, or 82.6%.

  The increased dollar volume in the provision for losses on contract sales of 45.3% and 71.2% for the three and nine-month periods ended September 30, 1996, reflects the overall growth in total contract sales and the Company's increased provision for losses on manufactured housing contract sales as a percentage of contracts sold. The increased loss provision as a percentage of manufactured housing contracts sold is a result of increasing average contract terms and the changing mix of originations to loans which have a lower down payment. This increase is offset by the change in the overall mix of contracts sold.

  The following table sets forth the Company's closed-end contract originations and total sales for the three and nine-month periods ended September 30, 1996 and 1995. Dollar amounts are in thousands.

                                   Three-month                 Nine-month
                                   period ended               period ended
                                  September 30,              September 30,
                               -------------------          ----------------
                               1996           1995          1996        1995
                               ----           ----          ----        ----

  Originations:
   Manufactured Housing    $1,415,401     $1,241,478     $3,658,540  $3,073,012
   Home Improvement/
     Home Equity              407,899        188,088        925,843     488,675
   Consumer Products
     and Other                349,558        150,058        892,726     340,388
                           ----------     ----------     ----------  ----------
       Total               $2,172,858     $1,579,624     $5,477,109  $3,902,075
                           ==========     ==========     ==========  ==========
  Sales:
   Manufactured Housing    $1,555,052     $1,197,759     $3,783,235  $2,732,756
   Home Improvement/
     Home Equity              394,065        206,009        805,351     446,264
   Consumer Products
     and Other                364,435             --      1,216,613          --
                           ----------     ----------     ----------  ----------
      Total                 2,313,552      1,403,768      5,805,199   3,179,020

  Floorplan Receivables            --             --        199,950          --
  NIM Certificates                 --        308,000             --     308,000
                           ----------     ----------     ----------  ----------
      Total                $2,313,552     $1,711,768     $6,005,149  $3,487,020
                           ==========     ==========     ==========  ==========

  The manufactured housing market experienced an increase in new home shipments during the first nine months of 1996 compared to 1995. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 12% and 18% during the three and nine-month periods ended September 30, 1996, respectively, over the same periods in 1995. The dollar volume of previously owned MH contract originations rose 40% and 39% for the three and nine months, respectively. The number of new contracts originated by the Company during the first nine months of 1996 has grown from 1995 and the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts and price increases by the manufactured housing manufacturers.

  The dollar volume of Home Improvement/Home Equity contracts rose 116.9% and 89.5% during the three and nine-month periods ended September 30, 1996 over the same periods in 1995. Consumer products and other contract originations rose 133% for the quarter and 162% for the nine-month period ended September 30, 1996. The overall growth in these originations results from expanding the number of relationships with dealers, as well as the rapid growth in the Company's home equity originations network.

  Interest income is realized from contract inventory, commercial finance receivables, cash deposits, short-term investments, as well as amortization of the present value discount relating to excess servicing rights receivable. Interest income increased 5.6% and 18.2% during the three and nine-month periods ended September 30, 1996 compared to the same periods in 1995 primarily from increased earnings on the Company's commercial finance receivables, the increase in the amortization of the present value discount on the Company's growing excess servicing rights receivable and interest accrued on the subordinated Net Interest Margin Certificates. Due to higher production levels, contract inventory for the nine-month period ended September 30, 1996 was higher on average than the same period in 1995 which also contributed to the increase in interest income.

  The increase in service income of 34.7% and 37.5% during the three and nine-month periods ended September 30, 1996, respectively, resulted from the 38.0% growth in the Company's average originated servicing portfolio but was partially offset by the decline in servicing income on contracts originated by others. The average unpaid principal balance of contracts being serviced for others decreased 21.1% during the first nine months of 1996 compared to the first nine months of 1995. The Company expects this decline in outside servicing to continue in the future while overall servicing income should increase as its portfolio grows.

  Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew 43.2% and 23.7%, respectively, during the three and nine-month periods ended September 30, 1996, respectively, compared to the same periods in 1995. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

  Interest expense increased 5.9% and 10.1% during the three and nine-month periods ended September 30, 1996, respectively, as a result of the Company maintaining a higher level of borrowings to fund its loan originations and revolving finance portfolio during 1996 compared to the same period in 1995. This increase was partially offset by lower average interest rates on the Company's borrowings in the three and nine-month periods ended September 30, 1996 compared to the same periods in 1995.

  Green Tree's dollar amount of cost of servicing increased 48.5% and 39.4% during the three and nine-month periods ended September 30, 1996 compared to the same periods in 1995. The Company's cost of servicing as a percentage of contracts serviced for the first nine months of 1996 was consistent with the same period in 1995.

  General and administrative expenses rose 55.0% and 49.1% during the three and nine-month periods ended September 30, 1996, respectively. As a percentage of contract originations, however, these expenses have remained relatively consistent with the comparative periods in 1995. The dollar growth is due primarily to an increase in personnel and other origination costs related to the start-up and growth of the Company's new divisions as well as the increased volume of contracts the Company originated during the first nine months of 1996.

  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations and sales of GNMA certificates. During the third quarter of 1996, the Company used a senior/subordinated structure for each of its three conventional manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. In addition, the Company's third quarter lien home improvement and home equity loan sale included two separate but cross-collateralized loan pools which employed a senior/subordinate structure with a limited guarantee on a portion of the subordinate certificates. The non-lien home improvement sale structure included unsecured home improvement contracts and was a single class pass-through with a limited corporate guarantee. The Company's third quarter sale of consumer product and equipment finance loans employed a multi-class credit tranched owner trust structure with floating rate senior certificates and a limited corporate guarantee on the most junior fixed rate certificates.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the nine-month period ended September 30, 1996 over the same period in 1995. Contributing to this growth is an increase in normal servicing fees collected by the Company on its growing servicing portfolio, and an increase in excess servicing collected from the additional securitizations in which the Company had not sold a portion of the related excess servicing rights.

  Net principal payments collected were positive in each of the nine-month periods ended September 30, 1996 and 1995 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio of contracts which have been sold.

  Interest on cash, commercial finance receivables and investments increased during the first nine months of 1996 compared to the same period in 1995 primarily as a result of the substantial increase in commercial finance receivables serviced.

  Dividends paid by the Company increased 33.6% in the first nine months of 1996 compared to the same period in 1995 as the Company's 1996 quarterly average dividend rate increased 42.1% over the 1995 quarterly average dividend rate for the first nine months.

  The Company has a $500 million unsecured bank credit agreement. This credit facility is a three-year committed revolving line of credit which expires April 15, 1999. In addition, the Company currently has $1.3 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract and commercial finance loan production. At September 30, 1996, the Company had no borrowings outstanding under these repurchase agreements and had $2,000,000 outstanding under its bank credit agreement. The master repurchase agreements generally provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. The Company believes that these agreements will continue to be renewed.

  The Company also has a commercial paper program through which it is authorized to issue up to $1 billion in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank credit agreement and master repurchase agreements referred to above. As of September 30, 1996, the Company had no outstandings under this program. Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract and commercial loan production.

  The Company announced on October 21, 1996 the signing of an agreement to acquire the Manufacturer and Dealer Services Division of The FINOVA Group, Inc. for approximately $600 million. The closing date for this acquisition is expected to be November 30, 1996.

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

           None.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

  ITEM 5.  OTHER INFORMATION

           None.

  ITEM 6.(a)  EXHIBITS

              10(q). Credit Agreement dated as of April 16, 1996
                     between Green Tree Financial Corporation and
                     The First National Bank of Chicago.

              11(a). Computation of Primary Earnings per Share.

              11(b). Computation of Fully Diluted Earnings Per
                     Share.

              12.    Computation of Ratio of Earnings to Fixed
                     Charges.

              27.    Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K

               During the quarter ended September 30, 1996, the Company filed a Cautionary statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 on Form 8-K on July 12, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     GREEN TREE FINANCIAL CORPORATION



  DATE: November 14, 1996            /s/Edward L. Finn
                                     ------------------------------
                                     Edward L. Finn
                                     Executive Vice President and
                                      Chief Financial Officer



  DATE: November 14, 1996            /s/Joel H. Gottesman
                                     ------------------------------
                                     Joel H. Gottesman
                                     Senior Vice President and
                                      General Counsel

                                 EXHIBIT INDEX




Exhibit
Number      Exhibit                                    Page
----------  -------                                    ----

  10(q).    Credit Agreement dated as of April 16,
            1996 between Green Tree Financial
            Corporation and The First National
            Bank of Chicago                              17

  11(a).    Computation of Primary Earnings Per Share    68

  11(b).    Computation of Fully Diluted Earnings Per
            Share                                        69

  12.       Computation of Ratio of Earnings to
            Fixed Charges                                70

  27.       Financial Data Schedule                      71
