Form 10-K405
period 1996-12-31
GREEN TREE FINANCIAL CORP
filed 1997-03-14
CIK 890175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ------------------------
                                  FORM 10-K
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF g THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       OR
            ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    (Name of Each Exchange
                                                    ----------------------
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

                              Yes   X      No
                                  -----       ----

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of February 28, 1997, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $4,973,509,000.

     As of February 28, 1997, the shares outstanding of the issuer's class of Common Stock were as follows:

                 Common Stock                        139,068,484
                           -------------------------
                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                 Part of 10-K
          Document                             Where Incorporated
          --------                             ------------------

Proxy Statement for the 1997 Annual                   III
Meeting of Stockholders

                                    PART I
                                    ------

Item 1.  Business.

General

Green Tree Financial Corporation ("Green Tree" or the "Company")is a diversified financial services company that provides financing for manufactured homes, home equity, home improvements, consumer products and equipment and provides consumer and commercial revolving credit. The Company's insurance agencies market physical damage and term mortgage life insurance and other credit protection relating to the customers' contracts it services. Green Tree is the largest servicer of manufactured housing contracts in the United States. Through its principal offices in Saint Paul, Minnesota and service centers throughout the United States, Green Tree serves all 50 states.

Green Tree pools and securitizes substantially all of the contracts it originates, retaining the servicing on the contracts. Such pools are structured into asset-backed securities which are sold in the public securities markets. In servicing the contracts, the Company collects payments from the borrower and remits principal and interest payments to the holder of the contract or investor certificate backed by the contracts.

The Company was originally incorporated under the laws of the State of Minnesota in 1975. In 1995 the Company reincorporated under the laws of the State of Delaware. Green Tree Financial Corporation's principal executive offices are located at 1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639, and its telephone number is (612) 293-3400. Unless the context otherwise requires, "Green Tree" or the "Company" means Green Tree Financial Corporation and its subsidiaries.

Purchase and Origination of Fixed Term Contracts

The Company originates a variety of financing transactions on either a "direct" or "indirect" basis. Under an "indirect" financing transaction, a dealer sells a product to a customer and enters into a sales contract with the customer evidencing a monetary obligation and providing security for that obligation. The Company purchases such sales contracts from dealers and contractors in the ordinary course of its business. Under a "direct" origination, the Company and borrower are direct parties to the loan documentation which evidences the borrower's obligation to the Company. References herein to the terms "contracts," "sales contracts" or "loans" may be used to refer to either "direct" or "indirect" financing transactions as the context requires. All direct or indirect originations are written on forms provided or approved by the Company and are originated on an individually approved basis in accordance with Company underwriting guidelines.

Manufactured Housing

"Manufactured housing" (MH) or a "manufactured home" is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Since most manufactured homes are never moved once the home has reached the homesite, the wheels and axles are removable and have not been designed for continuous use. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles ("RV's") (which are either self-propelled vehicles or units towed by passenger vehicles).

The majority of the Company's sales contracts for manufactured home purchases are financed on a conventional basis, with a small number of units insured by the FHA or partially guaranteed by the VA. With respect to manufactured housing, the relative volume of conventional, FHA and VA contracts originated by the Company depends on customer and dealer preferences as well as prevailing market conditions. The Company has developed more cost effective conventional manufactured housing lending programs and as a result, FHA and VA contracts represented less than 1% of the Company's manufactured housing originations during 1996. FHA and VA contracts constituted 5% of the Company's servicing portfolio at December 31, 1996 with approximately 95% of these contracts being FHA. Manufactured housing contracts are generally subject to minimum down payments of at least 5% of the amount financed. The Company offers manufactured housing contract terms of up to 30 years.

Through its regional service centers, the Company arranges to purchase MH contracts from MH dealers located throughout the United States. The Company's regional service center personnel contact dealers located in their region and explain the Company's available financing plans, terms, prevailing rates, and credit and financing policies. If the dealer wishes to utilize the Company's available customer financing, the dealer must make an application for dealer approval. Upon satisfactory results of the Company's investigation of the dealer's creditworthiness and general business reputation, the Company and the dealer execute a dealer agreement. The Company also originates manufactured housing installment loan agreements directly with customers. For the year ended December 31, 1996, the Company's manufactured housing contract originations consisted of 83% purchased from dealers, and 17% directly originated by the Company.

The dealer or the customer submits the customer's credit application and, with respect to new manufactured homes, the purchase order to a central or regional service center where Company personnel make an analysis of the creditworthiness of such customer. If the application meets the Company's guidelines and credit is approved, the Company generally purchases the contract after the manufactured home is delivered, set up and the customer has moved in.

For manufactured housing contracts, the Company uses a proprietary automated credit scoring system. The scoring system is statistically based, quantifying information using variables obtained from customers' credit applications and credit reports. As of December 31, 1996, this credit scoring system has been used in making credit determinations on over two million applications.

In 1996, new manufactured housing shipments rose to approximately 363,000 units, a 7% increase over 1995. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. Competition to finance manufactured home purchases continues to be strong, and there can be no assurance that such competition will not intensify in the future. Significant decreases in consumer demand for manufactured housing, or significant increases in competition, could have an adverse effect on the Company's financial position and results of operations.

Home Equity

The Company began originating and purchasing home equity loans in January 1996. Through a system of regional offices, the Company markets its home equity lending directly to consumers using a variety of techniques. The Company also reviews and re-underwrites loan applications forwarded by correspondent lenders.

During 1996, approximately 25% of home equity loan originations resulted from the Company's personnel marketing directly to the consumer. The remaining loan originations were primarily transactions between the Company and correspondents, with a much smaller percentage of transactions occurring between the Company and brokers. Typically, home equity loans are secured by first and second liens on site-built homes. Homes used for collateral in securing home equity loans may be either residential or investor owned one- to four-family homes having a minimum appraised value of $25,000.

Home Improvement

The types of home improvements financed by the Company include exterior renovations, including windows, siding and roofing; pools and spas; kitchen and bath remodeling; and room additions and garages. The Company may also, under certain limited conditions, extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

Through its centralized loan processing operations in Saint Paul, Minnesota, the Company arranges to purchase certain contracts from home improvement contractors located throughout the United States.

The Company's sales personnel contact home improvement contractors and explain the Company's available financing plans, terms, prevailing rates and credit and financing policies. If the contractor wishes to utilize the Company's available customer financing, the contractor must make an application for contractor approval. The Company has a contractor approval process pursuant to which the financial condition, business experience and qualifications of the contractor are reviewed prior to his or her approval to sell contracts to the Company. The Company occasionally will originate directly a home improvement promissory note involving a home improvement transaction.

The Company finances both conventional home improvement (HI) contracts and HI contracts insured through the FHA Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third liens on the improved real estate. The Company has also implemented an unsecured conventional HI lending program for certain customers which generally allows for loan amounts ranging from $2,500 to $15,000. Unsecured loans account for less than 10% of the home improvement servicing portfolio.

The contractor submits the customer's credit application and construction contract to the Company's office where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system that was implemented by the Company in June 1993. If it is determined that the application meets the Company's underwriting guidelines and applicable FHA regulations (for FHA-insured contracts) and the credit is approved, the Company purchases the contract from the contractor generally when the customer verifies satisfactory completion of the work (usually funded in stages with multiple checks).

Consumer

Green Tree provides consumer financing for the purchase of marine products (including boats, boat trailers and outboard motors); motorcycles; recreational vehicles; sport vehicles (including snowmobiles, personal watercraft and all-terrain vehicles); pianos and organs; and horse and utility trailers.

The Company arranges to purchase certain contracts originated by dealers throughout the United States. The Company's personnel contact dealers and explain Green Tree's available financing plans, terms, prevailing rates and credit and financing policies. If the dealer wishes to utilize the Company's available customer financing, the dealer must make an application for approval.

The dealer submits the customer's credit application and purchase order to the Company's central service center where an analysis of the creditworthiness of the proposed buyer is made. If the application meets the Company's guidelines and credit is approved, the Company purchases the contract when the customer completes the purchase transaction with the dealer.

Equipment

Equipment financing is provided by the Company for the purchase of trucks, trailers and aircraft. The Company also provides financing through the leasing of commercial equipment such as copiers, fax machines, telecommunications equipment, computers and other office equipment.

Company personnel contact dealers and vendors and provide explanation of the available financing plans offered, including terms, prevailing interest rates, credit, residual purchase options and financing policies. The dealer or vendor submits an application for approval if he or she wishes to utilize Green Tree's available customer financing.

Upon receipt of a customer's credit application and purchase order from the dealer or vendor, the Company analyzes the creditworthiness of the applicant. If the application meets the Company's guidelines and credit is approved, the Company purchases the sales contracts or lease equipment at the time the customer accepts delivery of the product.

The volume of fixed term contracts originated by the Company during the past five years and certain other information for each of those years is indicated below:

                                                                       Year ended December 31
                             ---------------------------------------------------------------------------------------------------
                                  1996                  1995                  1994                  1993              1992(a)
                             -----------------     ---------------        --------------        -------------      -------------
                                                                          (dollars in thousands)
Volume of contracts:
Manufactured
 Housing                      $4,882,018            $4,159,836              $3,201,491            $2,449,121        $1,208,866
Home
 Improvement/
 Home Equity                   1,490,720               626,986                 465,523               169,443            75,287
Consumer/
 Other                         1,192,579               471,153                  96,172                47,442            34,911
                              ----------            ----------              ----------            ----------        ----------
 Total                        $7,565,317            $5,257,975              $3,763,186            $2,666,006        $1,319,064
                              ==========            ==========              ==========            ==========        ==========

Number of contracts:
Manufactured
 Housing                         143,145               133,398                 117,742                96,934            53,484
Home
 Improvement/
 Home Equity                      65,752                49,135                  39,375                16,926             8,384
Consumer/
 Other                            77,834                38,828                  11,333                 6,161             4,235
                                 -------               -------                 -------               -------            ------
 Total                           286,731               221,361                 168,450               120,021            66,103
                                 =======               =======                 =======               =======            ======

Weighted average
 interest rates:
Manufactured
 Housing                            10.2%                 10.7%                   11.0%                 10.1%             11.5%
Home
 Improvement/
 Home Equity                        12.1                  12.5                    12.1                  12.6              13.9
Consumer/
 Other                              11.2                  11.8                    11.7                  13.2              14.7
                                    ----                  ----                    ----                  ----              ----
  Weighted average
  interest rate                     10.7%                 11.0%                   11.2%                 10.3%             11.7%
                                    ====                  ====                    ====                  ====              ====
------------------

(a) Does not include $552,936,000 of conventional contracts purchased from the Resolution Trust Corporation ("RTC").

The Company believes that, in addition to an individual analysis of each contract, it is important to achieve a geographic dispersion of contracts in order to reduce the impact of regional economic conditions on the overall performance of the Company's portfolio. Accordingly, the Company seeks to maintain a portfolio of contracts dispersed throughout the United States. At December 31, 1996, no state accounted for more than 10% of all contracts serviced by the Company.

In 1996, no single dealer accounted for more than one percent of the total number of contracts originated by the Company. Likewise, no single contractor, dealer or vendor accounted for more than two percent of the total number of contracts or leases originated by the Company.

Commercial and Consumer Revolving Credit

The Company provides commercial revolving credit to dealers, manufacturers and distributors of various consumer and commercial products and provides consumer revolving credit through selected merchants and dealers. Pursuant to the terms of such revolving credit agreements, the Company funds product inventory or customer purchases. Typically the inventory products secure the commercial revolving credit transactions.

Reference herein to the term "revolving credit" may be used in reference to commercial finance, floorplan receivables, asset-based receivables or retail credit.

Commercial

Through its three regional lending centers, the Company extends credit generally under revolving credit agreements with dealers, manufacturers and distributors of various consumer and commercial products. "Floorplan Receivables" represent the financing of product inventory for retail dealers of a variety of consumer products. The products securing the Floorplan Receivables currently include manufactured housing, recreational vehicles and marine products. "Asset-Based Receivables" generally represent the financing of production and inventory by manufacturers, such revolving credit arrangements being secured by finished goods inventory, accounts receivable rising from the sale of such inventory, certain work-in-process, raw materials and component parts, as well as other assets of the borrower, and may include real estate. The gross outstanding commercial finance receivables are $1.1 billion at December 31, 1996.

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

Asset-Based Receivables are credit facilities provided to certain manufacturers and distributors which typically involve a revolving line of credit, for a contractually committed period of time, pursuant to which the borrower may draw the lesser of the maximum amount of such line of credit or a specifically negotiated loan availability amount, subject to the availability of adequate collateral. The loan availability amount is determined by multiplying an agreed upon advance rate against the value of certain types of assets. In these facilities, Green Tree will most typically lend against finished inventory and eligible accounts receivable arising from the sale of such inventory which are free and clear of other liens and otherwise in compliance with specified standards. Certain Asset-Based Receivables may also be secured by commercial real estate.

Consumer

The Company began offering a private label retail credit program in 1996 and has entered into program agreements with selected retailers to provide competitive credit card services to the customers of such retailers. Green Tree has chartered a limited purpose credit card bank to conduct its credit card business. The bank, Green Tree Retail Services Bank, is a state chartered bank located in Rapid City, South Dakota. The Company has a retailer approval process pursuant to which the financial condition, business experience and customer service reputation are reviewed. The Company also underwrites the credit of individual customers for approval utilizing a credit scoring system. On December 31, 1996, the Company had $40.8 million in outstanding revolving credit receivables.

Pooling, Disposition and Related Sales Structures of Contracts, Net Interest Margin Certificates and Floorplan Receivables

The Company regularly pools contracts for sale to investors. It is the Company's policy to sell substantially all of the contracts it originates or purchases through asset-backed securities. During 1995 and 1994, the Company securitized a significant portion of its excess servicing rights receivable in the form of securitized Net Interest Margin Certificates ("NIM Certificates"), and in 1996 and 1995 securitized a significant portion of its outstanding floorplan and asset-based receivables.

Manufactured housing, home improvement, home equity and consumer and equipment finance contracts are pooled and sold by the Company through securitized asset sales which have been either single class or senior/subordinated pass-through structures. Under certain securitized sales structures corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral have been provided by the Company as credit enhancements. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. Customer principal and interest payments are deposited in separate bank accounts as received by the Company and are held for monthly distribution to the certificateholders.

In previous years Green Tree sold a substantial portion of its excess servicing rights receivable, representing net cash flows retained from the securitization of its manufactured housing contracts, in the form of securitized NIM Certificates through public offerings. A subordinated interest in those certificates was retained by the Company. As a result of these transactions, certain net cash flows that formerly were retained by Green Tree are now passed through to investors with the exception of a servicing fee which Green Tree retains out of available monthly net cash flows. Payments on the subordinated interests retained do not commence until the senior certificateholders have been paid all principal and interest due them under the terms of the transaction. Interest will continue to accrue to the balance of such subordinated certificates until payments commence.

In initially valuing its excess servicing rights receivable, the Company establishes an allowance for expected losses and calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. If there are defaults on contracts not sold as part of the NIM Certificate sales, any net losses on the liquidation of underlying collateral are charged against the reserves that have been established. Losses in excess of those projected in the valuation of the NIM Certificates have the effect of reducing the value of the subordinate interest retained by Green Tree. The dollar amount of potential contractual recourse to the Company exceeds both the amount of projected losses factored into the subordinated certificate valuation and the amount established by the Company as an "allowance for losses on contracts sold."

During 1995 the Company formed a Master Trust for purposes of selling its commercial finance receivables. In 1996 and 1995 the Company sold certificates out of this trust totaling approximately $500 million and $428 million, respectively. Estimated losses relating to the Company's commercial finance receivables are recorded at the time the loans are made. Commercial finance receivables as shown on the balance sheet are net of the related allowance for losses and net of amounts securitized.

Information on the Company's securitized asset sales is as follows:

                                                    Year ended December 31
                                         ---------------------------------------------
                                          1996     1995     1994     1993      1992
                                         -------  -------  -------  -------  ---------
                                                     (dollars in millions)
Contracts sold:
  Manufactured Housing                   $5,033   $4,020   $3,226   $2,303     $1,716(a)
  Home Equity/
   Home Improvement                       1,324      579      544       43         72
  Consumer/Other                          1,556       --       --       --         84
                                         ------   ------   ------   ------     ------
                                          7,913    4,599    3,770    2,346      1,872


NIM Certificates                             --      308      600       --         --
Floorplan/Asset-Based
 Receivables                                500      428       --       --         --
                                         ------   ------   ------   ------     ------
    Total                                $8,413   $5,335   $4,370   $2,346     $1,872
                                         ======   ======   ======   ======     ======

(a)  Includes $533 million of contracts purchased from RTC.

                                                    Year ended December 31
                                         ---------------------------------------------
                                          1996     1995     1994     1993      1992
                                         ------   ------   ------   ------     ------
Weighted average yield to
 investors on contracts
  sold:
  Manufactured Housing                      7.4%     7.3%     8.1%     6.5%       7.7%
  Home Improvement/
   Home Equity                              7.2      7.0      8.0      6.4        7.3
  Consumer/Other                            6.0       --       --       --        6.4
                                         ------   ------   ------   ------     ------
     Weighted average yield                 7.1%     7.2%     8.1%     6.5%       7.6%
                                         ======   ======   ======   ======     ======

Servicing

The Company services all of the contracts and consumer and commercial revolving credit receivables that it originates or purchases from other originators, collecting loan payments, taxes and insurance payments, where applicable, and other payments from borrowers and remitting principal and interest payments to the holders of the asset-backed securities.

The following table reflects the composition of the Company's servicing portfolio at December 31 for the years indicated on contracts it originated.


                                     December 31
                   ------------------------------------------------
                     1996      1995      1994      1993      1992
                   --------  --------  --------  --------  --------
                                (dollars in millions)

Fixed term
  contracts        $ 18,965  $ 13,314  $  9,653  $  7,194  $  5,623
 Revolving
  credit              1,108       574       168        --        --
                   --------  --------  --------  --------  --------
   Total           $ 20,073  $ 13,888  $  9,821  $  7,194  $  5,623
                   ========  ========  ========  ========  ========

Number of
  contracts
  serviced          826,863   656,845   511,519   406,393   340,315

Delinquency and Loss Experience

A fixed term contract is considered delinquent by the Company if any payment of $25 or more is past due 30 days or more. Commencing in mid-1996, manufactured housing contracts for which the obligor was in bankruptcy and was current under their bankruptcy payment plan were generally not considered delinquent. Delinquent contracts are subject to acceleration and repossession or foreclosure of the underlying collateral. Losses associated with such actions are charged against applicable reserves upon disposition of the collateral.

The following table provides certain information with respect to the delinquency and loss experience of fixed term contracts the Company originated.


                                                           At or for the year ended
                                                                December 31
                                                 ----------------------------------------------
                                                 1996        1995      1994     1993       1992
                                                 ----        ----      ----     ----       ----

Number of contracts delinquent(a)               2.33%        1.92%     1.49%    1.55%      1.86%
Repossessed contracts sold(b)                   2.05         1.51      1.55     1.87       2.53
Annual net repossession losses(c)                .82          .60       .63      .85       1.16
Repossession inventory(d)                        .69          .51       .43      .51        .58

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

The Company considers commercial and consumer revolving credit receivables with due and unpaid balances in excess of 30 days to be delinquent. At December 31, 1996 delinquent commercial and consumer revolving credit receivables were .14% and 1.9% of outstandings, respectively.

Insurance

Through certain subsidiaries, the Company markets physical damage insurance on manufactured homes, certain consumer and equipment products and dealer inventory which collateralize contracts and receivables serviced by the Company. The Company also markets term mortgage and credit life insurance to its manufactured housing, home improvement, home equity and equipment finance customers and provides retail credit insurance to consumer cardholders. In addition, the Company owns a reinsurance subsidiary which functions as a reinsurer for policies written by selected other insurers covering individuals whose contracts are serviced by the Company.

The following table provides certain information with respect to net written premiums (gross premiums on new or renewal policies issued less cancellations of previous policies) on policies written by the Company. The Company acts as an agent with respect to the sale of such policies and, in some cases, the Company also acts as reinsurer of such policies.

                                         Year ended December 31
                              --------------------------------------------
                                1996     1995     1994     1993     1992
                              --------  -------  -------  -------  -------
                                         (dollars in thousands)
Net written premiums:
 Physical damage              $ 91,883  $82,438  $63,979  $48,172  $35,500
 Credit/Mortgage
  Insurance                     12,125   10,154    7,240    5,683    5,303
                              --------  -------  -------  -------  -------
   Total                      $104,008  $92,592  $71,219  $53,855  $40,803
                              ========  =======  =======  =======  =======

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

The Company has chartered a limited purpose credit card bank, Green Tree Retail Services Bank, which is subject to regulation by the Federal Deposit Insurance Corporation and the Department of Banking of the State of South Dakota. The ownership of the Bank does not subject the Company to regulation by the Federal Reserve Board as a bank holding company. The Bank is authorized only to engage in the credit card business.

The regulatory procedures discussed above are subject to changes by the regulatory authorities. There are no assurances that future regulatory changes will not occur. These regulatory changes could place additional burdens on the Company's programs.

Competition and Other Factors

The Company is affected by consumer demand for manufactured housing, home equity financing, home improvements, consumer and equipment products, and consumer and commercial revolving credit as well as its insurance products. Consumer and commercial demand, in turn, are partially influenced by regional trends, economic conditions and personal preferences. The Company competes primarily with banks, finance companies, savings and loan associations, and credit unions. Prevailing interest rates are typically affected by economic conditions. Changes in rates, however, generally do not inhibit the Company's ability to compete, although from time to time in particular geographic areas, local competition may choose to offer more favorable rates. The Company competes by offering superior service, prompt credit review, and a variety of financing programs.

The Company's business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured housing and site-built homes. Sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January.

Employees

As of December 31, 1996, the Company had 3,769 full-time and 313 part-time employees and considers its employee relations to be satisfactory. None of its employees are represented by a union.

Item 2.  Properties.

At December 31, 1996, the Company operated 51 manufactured housing regional service centers and three commercial finance business centers. Such offices are leased, typically for a term of three to five years, and range in size from 1,700 to 22,000 square feet. The Company also operates a central servicing center in Rapid City, South Dakota. The lease on this facility is for a term of five years with an option to purchase and consists of 137,000 square feet. The Company's home improvement and consumer products divisions lease their main office in Saint Paul, Minnesota. The lease is for a term of five years and consists of 125,000 square feet. (See Note I of Notes to Consolidated Financial Statements for annual rental obligations.) The Company's home equity business has operations in 5 regional locations and 40 regional satellite offices with a service center in Mesa, Arizona which opened in February, 1997. The Company owns the building which houses its equipment finance, retail credit and insurance businesses and its corporate offices.

Item 3.  Legal Proceedings.

The nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial condition.

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


     1995           High       Low
     ----         --------  ---------

First quarter     $ 20-1/2  $ 14-3/8
Second quarter      23-5/16   18-3/4
Third quarter       31-7/16   21-11/16
Fourth quarter      32-3/8    25


     1996           High       Low
     ----         --------  ---------

First quarter     $ 36      $  23-1/4
Second quarter      35-1/8     30-3/8
Third quarter       39-1/4     30-1/8
Fourth quarter      41-7/8     36-5/8

The above stock prices, as well as all other share and per share amounts referenced in this Annual Report on Form 10-K, have been restated to reflect the two-for-one stock splits effected in the form of stock dividends in June 1994 and October 1995.

On February 28, 1997, the Company had approximately 1,058 stockholders of record of its Common Stock including the nominee of The Depository Trust Company which held approximately 132,960,580 shares of Common Stock.

The Company has paid cash dividends since December 1986. The 1996 quarterly dividend rate for the first three quarters was $0.0625 per share. In September 1996, the Board of Directors approved an increase in the quarterly dividend rate to $0.075 per share effective for the December 1996 dividend. The payment of future dividends will depend on the Company's financial condition, prospects and such other factors as the Board of Directors may deem relevant. Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and Common Stock repurchases. At December 31, 1996, such payments were limited to $118,330,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter periods less dividends paid.

Item 6.  Selected Financial Data.

                                           Year ended December 31
                         ----------------------------------------------------------
                            1996        1995        1994        1993        1992
                         ----------  ----------  ----------  ----------  ----------
                                (dollars in thousands except per-share data)

Income                   $  924,111  $  711,320  $  497,427  $  366,680  $  246,615
Earnings before
 income taxes               497,961     409,628     302,131     200,537     118,806
Earnings before
 extraordinary
 loss(a)                    308,736     253,969     181,279     116,423      72,472
Net earnings                308,736     253,969     181,279     116,423      55,015
Earnings per common
 share:
  Before
   extraordinary
   loss(a)                     2.20        1.81        1.31         .90         .61
  Net earnings                 2.20        1.81        1.31         .90         .45
Cash dividends per
 common share                   .26         .20         .12         .09         .08
At year-end:
 Excess servicing
  rights
  receivable             $1,651,061  $  764,617  $  533,182  $  843,489  $  640,647
 Total assets             3,791,920   2,383,546   1,771,839   1,739,502   1,167,055
 Total debt                 762,529     383,546     309,319     515,004     376,043
 Allowance for
  losses on
  contracts sold            493,876     163,337      84,016     222,135     189,669
 Stockholders'
  equity                  1,245,454     925,022     725,891     549,429     298,834

(a) Before extraordinary loss relating to the debt exchange in 1992.

Item 7.  Management's Discussion and Analysis.

Introduction

Green Tree Financial Corporation is a diversified financial services company that provides financing for manufactured homes, home equity, home improvements, consumer products and equipment and provides consumer and commercial revolving credit. The Company's insurance agencies market physical damage, term mortgage life insurance and other credit protection relating to the customers' contracts it services. In 1996 the Company continued to diversify its operations in a number of areas, including the addition of a limited-purpose bank for its new consumer revolving credit product as well as the acquisition of an equipment leasing business.

The Company records "net gains on contract sales" at the time of sale of its fixed term contracts and defers service income, recognizing it as servicing is performed. Income from floorplan and asset-based financing is recognized as realized. Net gains on contract sales are an amount equal to the present value of the expected excess servicing rights receivable to be collected during the term of the contracts, plus or minus any premiums or discounts realized on the sale of the contracts and less any selling expenses. "Excess servicing rights receivable" represents cash expected to be received by the Company over the life of the contracts discounted to a present value. The subordinated certificates retained by the Company from the securitized Net Interest Margin Certificate ("NIM Certificate") sales are shown net of projected losses and are included in excess servicing rights receivable. Excess servicing rights receivable, excluding the subordinated certificates, is calculated by aggregating the contractual payments to be received pursuant to the contracts and subtracting:
(i) the estimated amount to be remitted to the investors/owners of the contracts, (ii) the estimated amount that will not be collected as a result of prepayments, (iii) the estimated amount to be remitted for FHA insurance and other credit enhancement fees and (iv) the estimated amount that represents deferred service income. Deferred service income represents the amount that will be earned by the Company for servicing the contracts. Concurrently with recognizing such gains, the Company also records the present value of excess servicing rights as an asset on the Company's balance sheet. Excess servicing rights receivable is calculated using prepayment, default, and interest rate assumptions which the Company believes market participants would use. Excess servicing rights receivable has not been reduced for potential loss provisions of the sales. Such rights are subordinated to the rights of investors/owners of the contracts. The Company believes that the excess servicing rights receivable recognized at the time of sale does not exceed the amount that would be received if it were sold in the marketplace.

In initially valuing its excess servicing rights receivable, the Company establishes an allowance for expected losses, based upon historical experience and management's best estimate of future credit losses likely to be incurred. The amount of this allowance is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of the NIM Certificates. The Company believes that its allowance for losses on contracts sold is adequate and consistent with current economic conditions as well as historical default and loss experiences of the Company's entire loan portfolio. The allowance for losses on contracts sold is shown separately as a liability. The allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of losses. The outstanding security balances of contracts at December 31, 1996 were $1,046,490,000 of GNMA certificates and $16,784,024,000 related to securitized transactions and whole loan sales.

The Company records the amount to be remitted to the investors/owners of the contracts or investor certificates for the activity related to the current month, payable the next month, as "investor payable" and it is shown separately as a liability on the Company's balance sheet.

The Company has provided the investors in pools of contracts with a variety of additional forms of credit enhancements on its securitized sales. These credit enhancements include corporate guarantees, letters of credit and surety bonds that provide limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as additional credit enhancement.

The carrying value of the subordinated interest in the NIM Certificates retained by the Company is determined using prepayment, default and interest rate assumptions generally consistent with those used in the marketplace. The subordinated certificates are shown net of the effect of projected losses.

Payments on the subordinated certificates will not be made until such time as the senior certificateholders have been paid all principal and interest due them under the terms of the transactions. As such, interest on the subordinated certificates will continue to accrue to the outstanding balance until payments commence. Green Tree collects a monthly servicing fee on the underlying contract balance to the extent that adequate funds are available based on cash flows provided by each underlying securitized sale.

The Company's expectations used in calculating its excess servicing rights receivable and allowance for losses on contracts sold, as well as the value of the subordinated interest in the NIM Certificates, are subject to volatility that could materially affect operating results. Prepayments resulting from obligor mobility, general and regional economic conditions, and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects. The Company recognizes the impact of adverse prepayment and loss experience by recording a charge to current earnings. The Company reflects favorable portfolio experience prospectively as realized.

Results of Operations

The following table shows, for the periods indicated, the percentage relationships to income of certain income and expense items and the percentage changes in such items from period to period.

                                                                   Period-to-period
                                      As a percentage of          increase (decrease)
                                     income for the year          -------------------
                                      ended December 31            1995         1994
                                  ---------------------------       to           to
                                  1996      1995       1994        1996         1995
                                  ----      ----       ----        ----         ----
Income:
 Net gains on contract
  sales                          101.9%     94.4%      91.4%        40.2%      47.7%
 Provision for losses
   on contract sales             (38.1)    (31.4)     (27.0)        57.7       65.9
 Interest                         23.3      24.8       22.4         22.3       58.0
 Service                           7.9       7.5        8.1         36.8       33.7
 Commissions and other             5.0       4.7        5.1         38.5       29.3
                                 -----     -----      -----
 Total income                    100.0%    100.0%     100.0%
                                 =====     =====      =====

Expenses:
 Interest                          7.6%      8.1%       8.4%        22.2       37.7
 Cost of servicing                 5.7       5.5        6.2         35.4       26.9
 General and
  administrative                  32.8      28.8       24.7         47.7       67.1
Earnings before
 income taxes                     53.9      57.6       60.7         21.6       35.6
Net earnings                      33.4      35.7       36.4         21.6       40.1


Net gains on contract sales increased 40.2% and 47.7% for the years ended December 31, 1996 and 1995, respectively, as a result of increased dollar volume of contracts sold, and longer average terms on the manufactured home, home equity and home improvement contracts sold in 1996. This increase in net gains on contract sales was partially offset by decreased interest rate spreads on the contracts sold and a change in mix of contracts sold. During 1996 and 1995, total contract sales increased $3,314,270,000 or 72.1% and $829,317,000, or 22.0%, respectively. The Company's net gains on contract sales in 1995 reflect higher interest rate spreads on contracts sold while 1994's net gain on contract sales was partially offset by decreased interest rate spreads on contracts sold.

Prevailing interest rates are typically affected by economic conditions. Changes in interest rates generally do not inhibit the Company's ability to compete, although from time to time, in particular geographic areas, local competition may be able to offer more favorable rates. Because of the size of the excess servicing spread (which enables the Company to absorb changes in interest rates) and the relatively short period of time between origination and sale of contracts, the Company's ability to sell contracts is generally not affected by changes in interest rates, although the amount of earnings may be affected. Average excess servicing spreads were 3.6%, 3.8% and 3.1% for 1996, 1995 and 1994, respectively. Excess servicing spreads decreased during 1996 as the rates on the Company's sales of securitized loans increased faster than the rates on the contracts originated by the Company, partially offset by a changing mix of contracts sold.

The increase in the provision for losses on contract sales of 57.7% in 1996 reflects the growth in total contract sales and the Company's increased provision for losses on manufactured housing contract sales as a percentage of contracts sold. The increased loss provision as a percentage of manufactured housing contracts sold is a result of increasing average contract terms and the changing mix of originations to loans which have a lower down payment. The 65.9% increase in the provision for losses on contract sales during 1995 is a result of increasing average contract terms and the changing mix of originations to a higher percentage of conventional contracts and to loans which have a lower down payment. An important factor in controlling the Company's credit risk is the geographic dispersion of the portfolio. At December 31, 1996, no state accounted for more than 10% of all contracts serviced by the Company. The Company continually monitors its dispersion of contracts as economic downturns are often more severely felt in certain geographic areas than others.

In previous years the Company sold a substantial portion of its excess servicing rights receivable, representing net cash flows retained from the securitization of its manufactured housing contracts, in the form of securitized NIM Certificates through public offerings. Green Tree Securitized Net Interest Margin Trusts 1994-A, 1994-B and 1995-A, sold certificates representing approximately 72% to 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1995. The estimated present value of these future excess servicing cash flows was previously recorded on the Company's balance sheet as part of "Excess servicing rights receivable", "Contracts and collateral" and "Allowance for losses on contracts sold". The remaining interests retained by the Company, representing subordinated certificates, continue to be recorded as part of excess servicing rights receivable and are shown net of projected losses.

The manufactured housing market experienced a 7% increase in new home shipments during 1996 compared to 1995. The Company continues to benefit from this increase as its dollar volume of MH contract originations rose 17.4% during 1996 over 1995 to $4,882,018,000, and believes that it is maintaining its market share of contracts for financing new manufactured homes. The Company's dollar volume of new manufactured housing contract originations rose 15.9% during

1996 over 1995. The dollar volume of previously owned MH contract originations also rose 39.1% year over year. Although small compared to total volume, the dollar volume of refinanced contracts decreased in 1996 compared to 1995. In addition to the increase in the number of new MH contracts originated by the Company, the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts and price increases by the MH manufacturers.

The dollar volume of home equity/home improvement contracts rose 138% during 1996 over 1995 to $1,490,720,000. Consumer products and other contract originations rose 153% to $1,192,579,000 in 1996. The overall growth in these originations resulted from expanding the number of relationships with dealers and the growth in the Company's home equity originations network.

Interest income is realized from the amortization of the present value discount relating to excess servicing rights receivable, commercial finance receivables, cash deposits and short-term investments, as well as contract and other revolving credit inventory. Interest income grew 22.3% during 1996 over 1995 primarily from increased earnings on the Company's commercial finance receivables. Amortization of the present value discount during 1996 increased in comparison to 1995 due to the growth of the Company's average excess servicing rights receivable. Contracts held for sale during the year was higher on average than during 1995 due to higher production levels, resulting in an increase in interest income. Interest income increased 58% for the year ended December 31, 1995 compared to 1994. Interest income relating to the increased earnings on the Company's commercial finance receivables during 1995 increased compared to 1994. The Company's interest income was lower in 1994 primarily as a result of the NIM certificate sales. Earnings on short-term investment activity relating to the cash generated by the NIM Certificate sales and an increase in average contracts held for sale due to substantially higher production levels during 1994 also partially offset that decrease.

Service income increased in 1996, 1995 and 1994 by 36.8%, 33.7% and 28.3%, respectively. These increases resulted from the 38.8%, 36.5% and 32.4% growth in the Company's total average servicing portfolio for 1996, 1995 and 1994, respectively. The Company expects service income to continue to increase as its portfolio grows.

Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew during 1996, 1995 and 1994 primarily as a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

Interest expense increased 22.2% and 37.7% during 1996 and 1995, respectively, as a result of the Company maintaining a significantly higher level of borrowings to fund its loan originations and commercial finance portfolio. In 1994 interest expense was lower as the Company maintained a lower level of borrowings to fund its loan originations and as a result of converting a substantial portion of its excess servicing rights receivable to cash through the NIM Certificate sales.

Green Tree's dollar amount of cost of servicing has increased over the past three years as its total average servicing portfolio during the years ended December 31, 1996, 1995 and 1994 grew 38.8%, 36.5% and 32.4%, respectively. The
Company's cost of servicing as a percentage of contracts serviced has decreased over each of the past three years.

General and administrative expenses rose 47.7% and 67.1% during 1996 and 1995, respectively. The primary reason for these increases in both 1996 and 1995 relates to the compensation of the chief executive officer pursuant to the terms of an employment agreement, the majority of such expense being paid in stock. As a percentage of contract originations, however, general and administrative expenses have remained relatively constant.

The Company's effective tax rate during 1996 and 1995 was 38%. The effective tax rate in 1994 was 40%.

The Company is affected by consumer demand for manufactured housing, home equity financing, home improvements, and consumer and equipment products and consumer and commercial revolving credit as well as its insurance products. Consumer and commercial demand, in turn, are partially influenced by regional trends, economic conditions and personal preferences. The Company can make no prediction about any particular geographic area in which it does business. These regional effects, however, are mitigated by the national geographic dispersion of its servicing portfolio.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) was issued in October 1995 and requires that the impact of the fair value of employee stock-based compensation plans on net income and earnings per share be disclosed on a pro forma basis in a footnote to the consolidated financial statements for awards granted in fiscal years beginning after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Alternatively, SFAS No. 123 permits a company to record the fair value of employee stock-based compensation plans as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans. Adoption of SFAS No. 123 is required for fiscal years beginning after December

15, 1994. In adopting SFAS No. 123, the Company has disclosed the impact on net income and earnings per share on a pro forma basis in a footnote to the consolidated financial statements.

Inflation has not had a material effect on the Company's income or earnings over the past three fiscal years.

Capital Resources and Liquidity

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations. Under certain securitized sales structures, corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral have been provided by the Company as credit enhancements. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During 1996, the Company used a senior/subordinated structure for each of its ten manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During 1996, the Company's home improvement and home equity loan sales included two separate but cross-collateralized loan pools, both of which employed a senior/subordinated structure with a limited guarantee on a portion of the subordinate certificates. The Company's first quarter sale of consumer products and equipment finance loans employed a multi-class credit tranched grantor trust structure with a limited corporate guarantee on the most junior tranche. In the second and third quarters of 1996, the Company's consumer products and equipment finance loan sales employed a multi-class credit tranched owner trust structure with floating rate senior certificates and a limited corporate guarantee on the most junior fixed rate certificates. In addition, the Company completed, in the fourth quarter of 1996, a sale of consumer product, equipment finance, non-lien home improvement and certain home equity loans which employed a multi-class credit-tranched owner trust structure with fixed and floating rate senior certificates and a limited corporate guarantee on the most junior fixed rate certificates. The Company also sold in the fourth quarter of 1996 approximately $500 million of floorplan and asset-based receivables through a revolving trust.

Another liquidity source for the Company is its ability to sell portions of its excess servicing rights receivable in the form of securitized NIM Certificates. During 1995 and 1994 the Company sold $308,000,000 and $600,400,000 of NIM
Certificates, respectively. These certificates represent approximately 72% to 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1995. Net proceeds to the Company from these sales were used to reduce short-term borrowings supporting ongoing loan originations.

Servicing fees and net interest payments collected increased during the year ended December 31, 1996 and 1995 and decreased during 1994 as a result of the timing and size of the NIM Certificate sales, the proceeds of which are shown separately on the Company's statements of cash flows. Net interest payments collected on the transactions underlying the NIM Certificates, after certain deductions, are remitted directly to the senior certificateholders. Payments on the subordinated certificates will not commence until the senior certificateholders have been paid in full. For the year ended December 31, 1996, 1995 and 1994, servicing fees and net interest payments collected consist of servicing fees collected on the NIM Certificates, plus servicing fees and net interest payments on all existing securitizations in which the Company has not yet sold a portion of the related excess servicing rights.

Net principal payments collected have been positive in each of the last three years as a result of an increase in the contract principal payments collected by the Company as of the end of each year but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

Interest income on cash, commercial finance receivables and investments increased during 1996 and 1995 primarily as a result of the increase in commercial finance receivables outstanding. Gross commercial finance receivables outstanding at December 31, 1996, 1995 and 1994 were $1.1 billion, $574 million and $168 million, respectively.

Repossession losses, net of recoveries, increased in 1996 due to the impact of the Company's growing portfolio. Reported losses were reduced in 1996, 1995 and 1994 as a result of the sale of the NIM Certificates. There were no additional sales of NIM Certificates in 1996. Repossession losses on contracts whose net cash flows were sold as part of these transactions are not borne by the Company but, instead, reduce the amount of cash available to pay the senior certificateholders. To the extent that such losses should exceed projected levels, the impact would first be borne by Green Tree through charges to the valuation of its subordinated certificates, and thereafter by the holders of the senior certificates, not through charges to the allowance for losses on contracts sold. In the future, repossession losses net of recoveries will continue to include activity relating to all future securitizations and GNMA pools in which the Company does not sell or has not yet sold a portion of the related excess servicing rights.

During 1995, the Company repurchased 2,051,000 shares of its common stock for $53,913,000. These shares are currently held as treasury shares. Dividends paid by the Company increased 30% in 1996 compared to 1995 as the Company's 1996 quarterly average dividend rate increased 29% over the 1995 rate.

Net cash provided by operating activities increased significantly in 1996 compared to 1995 as the Company began securitizing its home equity, consumer and equipment loans. Net cash from operating activities decreased in 1995 over 1994 as a result of increased volumes of contract purchases and commercial finance loans disbursed. In 1994, proceeds from the sale of contracts was greater than the purchase of contracts held for sale as the Company began the securitization of home improvement loans.

In 1996, net cash used for investing activities included the acquisition of the net assets of FINOVA Acquisition I, Inc. In 1995 net cash used for investing activities included leasehold improvements on its Rapid City servicing center and in 1994, the renovation of certain floors in its corporate office building and the buyout and upgrade of the Company's mainframe computer.

Net cash provided by financing activities was positive in 1996 as borrowings on credit facilities and proceeds from the issuance of common stock exceeded debt repayments and dividends. Cash used for financing activities in 1995 was a result of the common stock repurchases, a 73.3% increase in the common stock dividend rate and the retirement of the senior subordinated debentures in June. The Company used cash from financing activities during 1994 as it repaid all of its borrowings on credit facilities and increased its common stock dividend rate 33.3% in May.

The Company has a $500,000,000 unsecured bank credit agreement. This credit facility is a three-year committed revolving line of credit which expires April 15, 1999. In addition, the Company currently has $1.8 billion in master repurchase agreements with various investment banking firms for the purpose of financing its contract and commercial finance loan production. At December 31, 1996, the Company had $39,000,000 of borrowings outstanding under the unsecured bank credit agreement and no borrowings outstanding under the repurchase agreements. There was $1,800,000,000 available, subject to the availability of eligible collateral. The master repurchase agreements generally provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. The Company believes that these agreements will continue to be renewed.

The Company also has a commercial paper program through which it is authorized to issue up to $1 billion in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program is backed by the bank credit agreement and master repurchase agreements referred to above. As of December 31, 1996, the Company had issued and outstanding, net of interest discount, $431,242,000 in notes under this program. Commercial paper is expected to be an ongoing source of liquidity for purposes of meeting the Company's funding needs between sales of its contract and commercial loan production.

Other Matters

Certain information included in this Form 10-K and Annual Report may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking information may involve risks or uncertainties which are described in the Cautionary Statements contained in the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 1996. Investors are specifically referred to the Cautionary Statements for a discussion of factors which could affect the Company's operations and financial performance. Factors referenced in the Cautionary Statements include: prevailing economic conditions; ability to access capital resources; short-term interest rate fluctuations; the level of defaults and prepayments on loans made by the Company; competition; and regulatory changes. Any forward looking information is based upon management's reasonable estimate of future results or trends. The Company does not undertake, and the Act specifically relieves the Company from, any obligation to update any forward-looking statements.

Item 8.  Financial Statements and Supplementary Data.



               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                    FINANCIAL STATEMENTS FURNISHED PURSUANT
                       TO THE REQUIREMENTS OF FORM 10-K


                                      AND


                         INDEPENDENT AUDITORS' REPORT
                     -------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Green Tree Financial Corporation
Saint Paul, Minnesota:

We have audited the accompanying consolidated balance sheets of Green Tree Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Tree Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Minneapolis, Minnesota
January 24, 1997

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                            December 31
                                                  --------------------------------
                                                       1996             1995
                                                  ---------------  ---------------
ASSETS:
 Cash and cash equivalents (Note A)               $  442,071,000   $  295,767,000
 Cash deposits, restricted (Note F)                  171,484,000      159,311,000
 Other investments (Note A)                           11,925,000       19,880,000
 Receivables:
   Excess servicing rights
    (Notes A and B)                                1,651,061,000      764,617,000
   Lease (Note B)                                    570,407,000               --
   Commercial finance (Note B)                       212,920,000      141,793,000
   Revolving credit (Note B)                          40,803,000               --
   Other                                              85,503,000       52,546,000
 Contracts and collateral
   (Notes C, E and F)                                453,008,000      884,303,000
 Property, furniture and fixtures
   (Note D)                                           77,859,000       57,104,000
 Goodwill (Note A)                                    58,950,000               --
 Other assets                                         15,929,000        8,225,000
                                                  --------------   --------------
     Total assets                                 $3,791,920,000   $2,383,546,000
                                                  ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Notes payable (Note E)                           $  472,181,000   $   93,662,000
 Senior/Senior subordinated
   notes (Note E)                                    290,348,000      289,884,000
 Allowance for losses on contracts
   sold (Notes A and F)                              493,876,000      163,337,000
 Accounts payable and accrued
   liabilities                                       404,427,000      266,131,000
 Investor payable                                    346,272,000      238,448,000
 Income taxes, principally deferred
  (Note K)                                           539,362,000      407,062,000
                                                  --------------   --------------
      Total liabilities                            2,546,466,000    1,458,524,000

 Commitments and contingencies (Notes F and I)

 Stockholders' equity (Notes E and G):
 Common stock, $.01 par; authorized
   400,000,000 and 150,000,000 shares,
   respectively, issued 139,782,706
   and 137,534,266 shares, respectively                1,398,000        1,375,000
 Additional paid-in capital                          373,573,000      323,564,000
 Retained earnings                                   926,695,000      653,996,000
 Minimum pension liability adjustments                (2,299,000)              --
                                                  --------------   --------------
                                                   1,299,367,000      978,935,000
 Less treasury stock, 2,051,000 shares
   at cost                                           (53,913,000)     (53,913,000)
                                                  --------------   --------------
      Total stockholders' equity                   1,245,454,000      925,022,000
                                                  --------------   --------------

      Total liabilities and
        stockholders' equity                      $3,791,920,000   $2,383,546,000
                                                  ==============   ==============

               See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                      Year ended December 31
                                           ---------------------------------------------
                                               1996            1995            1994
                                           -------------   -------------   -------------
INCOME:

  Net gains on contract
    sales                                  $ 941,486,000   $ 671,741,000   $ 454,831,000
  Provision for losses on
    contract sales                          (351,743,000)   (223,039,000)   (134,416,000)
  Interest                                   215,315,000     175,990,000     111,376,000
  Service                                     73,263,000      53,572,000      40,077,000
  Commissions and other                       45,790,000      33,056,000      25,559,000
                                           -------------   -------------   -------------
                                             924,111,000     711,320,000     497,427,000

EXPENSES:

  Interest                                    70,050,000      57,313,000      41,619,000
  Cost of servicing                           53,022,000      39,168,000      30,857,000
  General and administrative                 303,078,000     205,211,000     122,820,000
                                           -------------   -------------   -------------
                                             426,150,000     301,692,000     195,296,000
                                           -------------   -------------   -------------
EARNINGS BEFORE INCOME TAXES                 497,961,000     409,628,000     302,131,000

INCOME TAXES (Note K)                        189,225,000     155,659,000     120,852,000
                                           -------------   -------------   -------------
NET EARNINGS                               $ 308,736,000   $ 253,969,000   $ 181,279,000
                                           =============   =============   =============

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                 $2.20           $1.81           $1.31
                                                   =====           =====           =====
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                140,561,830     140,089,656     138,668,338

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                          Additional                         Minimum       Total
                                 Common    paid-in    Treasury   Retained    pension    stockholders'
                                 stock     capital     stock     earning    liability      equity
                               ----------  ---------  ---------  ---------  ----------  --------------
                                                       (dollars in thousands)

BALANCES, December 31, 1993        $1,340  $285,726  $     --   $262,363     $    --      $  549,429

Common stock issuance of
  1,200,000 shares                     12    11,006        --         --          --          11,018
Minimum pension liability
  adjustments                                                                     --              --
Dividends on common stock              --        --        --    (15,835)         --         (15,835)
Net earnings                           --        --        --    181,279          --         181,279
                                   ------  --------  --------   --------     -------      ----------

BALANCES, December 31, 1994         1,352   296,732        --    427,807          --         725,891

Common stock issuance of
  2,300,000 shares                     23    26,832        --         --          --          26,855
Cost of 2,051,000 shares of
  treasury stock acquired              --        --   (53,913)        --          --         (53,913)
Minimum pension liability
  adjustments                                                                     --              --
Dividends on common stock              --        --        --    (27,780)         --         (27,780)
Net earnings                           --        --        --    253,969          --         253,969
                                   ------  --------  --------   --------     -------      ----------

BALANCES, December 31, 1995         1,375   323,564   (53,913)   653,996          --         925,022

Common stock issuance of
  2,300,000 shares                     23    50,009        --         --          --          50,032
Minimum pension liability
  adjustments                                                                 (2,299)         (2,299)
Dividends on common stock              --        --        --    (36,037)         --         (36,037)
Net earnings                           --        --        --    308,736          --         308,736
                                   ------  --------  --------   --------     -------      ----------

BALANCES, December 31, 1996        $1,398  $373,573  $(53,913)  $926,695     $(2,299)     $1,245,454
                                   ======  ========  ========   ========     =======      ==========

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                    Year ended December 31
                                                -------------------------------------------------------------
                                                      1996                   1995                   1994
                                                ---------------        ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Servicing fees and net
   interest payments collected                  $   253,753,000        $   165,886,000        $    93,119,000
 Net proceeds from sale of net
   interest margin certificates                              --            302,312,000            583,800,000
 Net principal payments
   collected                                         77,810,000             40,571,000                693,000
 Interest on contracts                               56,857,000             70,169,000             61,007,000
 Interest on cash, commercial
   finance receivables and
   investments                                       69,685,000             55,328,000             15,002,000
 Commissions                                         26,340,000             18,616,000             16,609,000
 Other                                                6,161,000              2,558,000              2,491,000
                                                ---------------        ---------------        ---------------
                                                    490,606,000            655,440,000            772,721,000
                                                ---------------        ---------------        ---------------
 Cash paid to employees
   and suppliers                                   (252,625,000)          (171,935,000)          (136,796,000)
 Interest paid on debt                              (66,381,000)           (55,214,000)           (38,604,000)
 Repossession losses net
   of recoveries                                    (35,831,000)            (6,351,000)            (1,538,000)
 Income taxes paid                                  (44,182,000)           (37,496,000)           (28,385,000)
 FHA insurance premiums                              (2,377,000)            (2,074,000)            (2,181,000)
                                                ---------------        ---------------        ---------------
                                                   (401,396,000)          (273,070,000)          (207,504,000)
                                                ---------------        ---------------        ---------------

 NET CASH PROVIDED BY
   OPERATIONS                                        89,210,000            382,370,000            565,217,000
 Purchase of contracts
   held for sale                                 (7,564,745,000)        (5,210,560,000)        (3,718,545,000)
 Net proceeds from sale of
   contracts held for sale                        7,864,008,000          4,562,468,000          3,764,569,000
 Principal collections on
   contracts held for sale                          144,716,000            120,989,000             71,382,000
 Commercial finance loans
   disbursed                                     (2,868,508,000)        (1,579,568,000)          (368,873,000)
 Principal collections on
   commercial finance loans                       2,289,916,000          1,187,431,000            233,771,000
 Net proceeds from sale of
   commercial finance loans                         499,115,000            426,304,000                     --
 Cash deposits provided as
   credit enhancements                              (27,285,000)           (18,956,000)           (36,176,000)
 Cash deposits returned                               7,612,000              5,702,000             14,936,000
                                                ---------------        ---------------        ---------------
NET CASH PROVIDED BY (USED
 FOR) OPERATING ACTIVITIES                          434,039,000           (123,820,000)           526,281,000
                                                ---------------        ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of subsidiary                            (620,566,000)                    --                     --
 Purchase of property,
   furniture and fixtures                           (31,231,000)           (31,478,000)           (18,911,000)
 Net sales (purchases) of
   investment securities                              7,955,000              1,040,000             (1,904,000)
                                                ---------------        ---------------        ---------------
NET CASH USED FOR
  INVESTING ACTIVITIES                             (643,842,000)           (30,438,000)           (20,815,000)
                                                ---------------        ---------------        ---------------

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (continued)

                                                                   Year ended December 31
                                              --------------------------------------------------------------
                                                    1996                   1995                   1994
                                              ----------------       ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on credit
   facilities                                   7,514,398,000          4,633,237,000          1,418,011,000
 Repayments on credit
   facilities                                  (7,128,379,000)        (4,539,575,000)        (1,624,922,000)
 Common stock issued                                6,125,000              2,346,000              2,562,000
 Common stock repurchased                                  --            (53,913,000)                    --
 Dividends paid                                   (36,037,000)           (27,780,000)           (15,835,000)
 Payments of debt                                          --            (20,246,000)                    --
                                              ---------------        ---------------        ---------------
NET CASH PROVIDED BY (USED
 FOR) FINANCING ACTIVITIES                        356,107,000             (5,931,000)          (220,184,000)
                                              ---------------        ---------------        ---------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                        146,304,000           (160,189,000)           285,282,000
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                             295,767,000            455,956,000            170,674,000
                                              ---------------        ---------------        ---------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                               $   442,071,000        $   295,767,000        $   455,956,000
                                              ===============        ===============        ===============

RECONCILIATION OF NET EARNINGS TO
 NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
 Net earnings                                 $   308,736,000        $   253,969,000        $   181,279,000
 Deferred taxes                                   133,630,000            109,686,000             90,572,000
 Depreciation and
   amortization                                    22,427,000             13,518,000              9,762,000
 Net proceeds from sale of
   net interest margin
   certificates                                            --            302,312,000            583,800,000
 Net contract payments
   collected, less excess
   servicing rights recorded                     (394,021,000)          (331,882,000)          (302,610,000)
 Amortization of deferred
   service income                                 (30,594,000)           (14,689,000)            (6,599,000)
 Net amortization of present
   value discount                                 (77,223,000)           (51,267,000)           (33,316,000)
 Net increase in cash
   deposits                                       (19,673,000)           (13,254,000)           (21,240,000)
 Sales and principal collections,
   net of purchase of contracts
   held for sale                                  443,978,000           (527,103,000)           117,406,000
 Commercial finance loans
   disbursed, net of sales
   and principal collections                      (79,477,000)            34,167,000           (135,102,000)
 Net discount on sale of
   loans                                           50,900,000             38,852,000             36,816,000
 Increase in tax accrual                           55,595,000             45,973,000             30,280,000
 Other                                             19,761,000             15,898,000            (24,767,000)
                                              ---------------        ---------------        ---------------
NET CASH PROVIDED BY (USED
 FOR) OPERATING ACTIVITIES                    $   434,039,000        $  (123,820,000)       $   526,281,000
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

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

     A.  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

     Securitized Asset Sales

     The Company originates sales contracts for manufactured homes, home improvements, consumer products and equipment financing, and also originates home equity and mortgage loans. These contracts and loans are typically sold at or near par to investors. The Company retains the servicing rights and participation in certain excess cash flows from the contracts and loans. The present value of expected cash flows from this participation which exceeds normal servicing fees is recorded at the time of sale as "excess servicing rights receivable." The excess servicing rights receivable is calculated using prepayment, default and interest rate assumptions which the Company believes market participants would use for similar instruments. The excess servicing rights receivable has not been reduced for potential losses under recourse provisions of the sales. The allowance for losses on contracts sold is shown separately as a liability on the Company's consolidated balance sheet. For contracts sold prior to October 1, 1992, the allowance is shown on a nondiscounted basis. For contracts sold after September 30, 1992, the allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of losses.

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates are revised as necessary for any reductions in expected future cash flows arising from adverse prepayment and loss experience by recording a charge to current earnings.

     The Company has also sold portions of its excess servicing rights receivable to investors in the form of securitized Net Interest Margin ("NIM Certificates") Certificates. The subordinated certificates retained by the Company are included in excess servicing rights receivable at present value, net of expected losses. No gain or loss was recorded as a result of these transactions, such certificates being valued in the marketplace using prepayment, default and interest rate assumptions generally consistent with those recorded by the Company.

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

     The Company defers service income and recognizes income over the life of the contracts. The Company discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which averaged approximately 9.2% in 1996, 9.4% in 1995 and 9.5% in 1994. The Company has developed its assumptions based on experience with its own portfolio, available market data (including market estimates utilized in the sales of the NIM Certificates) and ongoing consultation with its investment bankers. The Company believes that the assumptions used in estimating cash flows are similar to those which would be used by an outside investor.

     The Company's commercial finance receivables generally represent revolving credit and asset-based financing arrangements with dealers, manufacturers and other commercial entities for which a loss reserve is established at the time of origination. During 1996 and 1995 a portion of these receivables were sold in the form of a revolving Master Trust. No gain or loss was recorded at the time of sale. The Company's policy is to record income on these receivables as realized.

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

Stock Based Compensation

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid temporary investments purchased with a maturity of three months or less to be cash equivalents. These temporary investments include United States Treasury funds, commercial paper or bank money market accounts. At December 31, 1996 and 1995, cash of approximately $341,936,000 and $239,617,000, respectively, was held in trust for subsequent payment to investors. In addition, cash of approximately $3,101,000 and $2,809,000 was restricted and held by the Company's subsidiaries pursuant to master repurchase agreements and government requirements at December 31, 1996 and 1995, respectively.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years.

Other Investments

Other investments consist of highly liquid investments with original maturities of more than three months. Other investments are held in United States Treasury Bills, United States Government and Agency Bonds, and certificates of deposit, and are stated at cost plus accrued interest, which approximates market value. At December 31, 1996 and 1995, investments of approximately $11,925,000 and $19,880,000, respectively, were held in trust for FDIC requirements and policy and claim reserves and a master repurchase agreement for the Company's bank and insurance subsidiaries.

Allowance for Losses

The allowance for losses on contracts sold represents the Company's best estimate of future credit losses likely to be incurred over the entire life of contracts sold. Amounts representing losses on the contracts underlying the NIM Certificates are reflected in the carrying value of the subordinated certificates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.  Receivables

Excess Servicing Rights Receivable

Excess servicing rights receivable consists of net excess cash expected to be collected over the life of the contracts sold. In previous years, portions of these gross cash flows were sold to investors through securitized NIM Certificate sales in which the Company retained a subordinated interest. As of December 31 excess servicing rights receivable consisted of:


                                                               Excess
                                                             Servicing
                                Gross            NIM           Rights
                               Cash Flows    Certificates    Receivable
                               ----------    ------------    ----------
                                        (dollars in  thousands)
1996
----
Gross cash flows receivable
 on contracts sold             $ 6,954,175    $(2,631,994)  $ 4,322,181
Less:
 Prepayment reserve             (3,187,749)       989,733    (2,198,016)
 FHA insurance and
  other fees                       (39,835)        31,022        (8,813)
 Deferred service income          (471,609)       190,308      (281,301)
 Discount to present value        (952,514)       447,217      (505,297)

Subordinated interest in
  NIM Certificates                      --        322,307       322,307
                               -----------    -----------   -----------
                               $ 2,302,468    $  (651,407)  $ 1,651,061
                               ===========    ===========   ===========

1995
----
Gross cash flows receivable
 on contracts sold             $ 4,706,540    $(3,299,121)  $ 1,407,419
Less:
 Prepayment reserve             (1,918,532)     1,243,757      (674,775)
 FHA insurance and
  other fees                       (52,369)        41,269       (11,100)
 Deferred service income          (337,184)       244,732       (92,452)
 Discount to present value        (769,214)       586,082      (183,132)
Subordinated interest in
 NIM Certificates                       --        318,657       318,657
                               -----------    -----------   -----------
                               $ 1,629,241    $  (864,624)  $   764,617
                               ===========    ===========   ===========


In previous years, the Company sold a substantial portion of its excess servicing rights receivable in the form of securitized NIM Certificates. The Securitized Net Interest Margin Trusts sold certificates representing approximately 72% to 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1995. The remaining interests in the Net Interest Margin Trusts were retained by the Company as subordinated interests.

This subordinated interest will continue to accrue interest as no payments of principal or interest will be made until the senior certificateholders have been paid in full. The carrying value of the subordinated interest is analyzed quarterly to determine the impact, if any, of adverse prepayment or loss experience. However, the carrying value will continue to reflect the discount rates utilized at the time of sale.

The carrying value of excess servicing rights receivable is analyzed quarterly to determine the impact of prepayments, if any.

During the years ended December 31, 1996, 1995 and 1994, the Company sold $7,913,357,000, $4,586,851,000 and $3,724,102,000, respectively, of contracts in various securitized transactions, and during 1995 and 1994 the Company sold $308,000,000 and $600,400,000 of NIM Certificates, respectively. At December 31, 1996 and 1995, the outstanding principal balance of all loans sold was $16,784,024,000 and $10,941,384,000, respectively.

During the years ended December 31, 1995 and 1994, the Company sold $12,236,000 and $45,668,000, respectively, of GNMA guaranteed certificates secured by FHA-insured and VA-guaranteed contracts. There were no such sales made by the Company in 1996. At December 31, 1996 and 1995, the outstanding principal balance on GNMA certificates issued by the Company was $1,046,490,000 and $1,290,750,000, respectively.

Lease Receivables

Generally all lease receivables are direct financing leases as defined in FASB No. 13. The carrying value of lease receivables represents the present value of both the future minimum lease payments and related residual value less an allowance for expected losses. The allowance at December 31, 1996 was $13,334,000. Revenue is recognized in interest income as a constant percentage return on the asset carrying value.

Commercial Finance Receivables

The Company's commercial finance receivables generally represent dealer floorplan and asset-based financing arrangements with dealers, manufacturers and other commercial entities. Commercial real estate loans are also included in the commercial finance receivables. A loss reserve is established at the time of origination. As of December 31, 1996 and 1995 the outstanding principal balance on commercial finance receivables serviced by the Company was $1,067,600,000 and $574,100,000, respectively. The commercial finance allowance for doubtful accounts pertaining to unsold commercial finance receivables at December 31, 1996 and 1995 was $687,000 and $1,071,000, respectively. During 1996 and 1995 the Company sold $500,300,000 and $427,800,000, respectively, of these receivables in the form of a revolving Master Trust.

Revolving Credit Receivables
----------------------------

Revolving credit receivables consists of retail credit card arrangements with merchants and dealers and their customers. As of December 31, 1996, the year in which this business commenced, the outstanding balance totaled $40,803,000. The allowance for doubtful accounts for revolving credit receivables is adjusted monthly based on the aging of the revolving credit receivables. The allowance for doubtful accounts was $239,000 at December 31, 1996.


C.   Contracts and Collateral

Contracts and collateral consist of:

                                             December 31
                                    ----------------------------
                                        1996            1995
                                    ------------    ------------
Contracts held for sale             $359,858,000    $844,573,000
Other contracts held                  25,680,000      17,095,000
Collateral in process
  of liquidation                      57,155,000      12,418,000
Contracts held as collateral          10,315,000      10,217,000
                                    ------------    ------------
                                    $453,008,000    $884,303,000
                                    ============    ============

Collateral in process of liquidation includes collateral related only to contracts which have not been included in the MH securitizations underlying the NIM Certificate sales. Gross collateral in process of liquidation was $166,241,000 and $89,007,000 as of December 31, 1996 and 1995, respectively.

The aggregate method is used in determining the lower of cost or market value of contracts held for sale and contracts held as collateral. See fair value disclosure of financial instruments in Note H.

Potential losses on the liquidation of the collateral are included in determining the allowance for losses on contracts sold with recourse (Notes F and H).

D.   Property, Furniture and Fixtures

     Property, furniture and fixtures consist of:



                                                 December 31
                             Estimated   ----------------------------
                            useful life      1996           1995
                            -----------  -------------  -------------
Cost:
 Building                      35 years  $ 20,648,000   $ 21,453,000
 Furniture and equipment      3-7 years    87,686,000     54,086,000
 Leasehold improvements      3-10 years    11,779,000      6,391,000
 Land and improvements                      1,724,000      1,724,000
                                         ------------   ------------
                                          121,837,000     83,654,000
Less accumulated depreciation             (43,978,000)   (26,550,000)
                                         ------------   ------------
                                         $ 77,859,000   $ 57,104,000
                                         ============   ============

Depreciation expense for 1996, 1995 and 1994 was $17,932,000, $10,956,000 and
$5,656,000, respectively.

E.   Debt

The Company has a $1,000,000,000 commercial paper program which is used primarily for purposes of financing its loan production inventory prior to sale of those receivables in the form of securitization. This program is backed by both committed bank facilities and master repurchase agreements with various investment banking firms. As of December 31, 1996 the Company had notes outstanding net of interest discount totaling $431,242,000 which bore interest at a weighted average discount rate of 5.68%.

The Company has a three-year unsecured revolving line of credit totaling $500,000,000 which expires April 15, 1999. As of December 31, 1996 it had borrowings totaling $39,000,000 outstanding under this facility with a weighted average interest rate of 5.63%. The credit agreement contains certain restrictive covenants which include maintenance of a minimum net worth (as defined in the agreement) and a debt to net worth ratio not to exceed 5 to 1. In addition, master repurchase agreements are in place with a variety of investment banking firms totaling $1,800,000,000 which are subject to the availability of eligible collateral. There were no outstanding balances under these facilities as of December 31, 1996.

The Company has a $2,000,000 promissory note which contains a balloon payment due on April 9, 2001, bearing interest at an annual rate of 2%. A balance of $1,939,000 was outstanding on this note at December 31, 1996.

The Company also has a $250,000,000 medium term note program under which it may issue senior notes bearing either fixed or floating rates of interest with maturities in excess of nine months. Notes were outstanding under this program as of December 31, 1996 totaling $26,650,000 bearing a weighted average rate of interest of 7.27% with maturities ranging from 1998 to 2003. Interest on these notes is payable semi-annually.

The Senior Subordinated Notes due June 1, 2002 were issued in connection with a debt exchange completed in April 1992. The effective interest rate on these notes is 10.8%. There is unamortized original issue discount of $3,556,000 and $4,020,000 at December 31, 1996 and 1995, respectively. The Company must maintain net worth of $80,000,000 or will be required, through the use of a sinking fund, to redeem $25,000,000 on such contingent sinking fund payment date. Interest on these notes is payable semi-annually.

At December 31, 1996, aggregate maturities of debt for the following five years are $24,572,000, payable as follows: $0 in 1997, $8,000,000 in 1998, $12,000,000 in 1999, $3,000,000 in 2000, and $1,572,000 in 2001.



Debt is as follows:

                                             December 31
                                    --------------------------
                                        1996           1995
                                    ------------  ------------
Notes payable                       $472,181,000  $ 93,662,000
Senior/Senior Subordinated Notes     290,348,000   289,884,000
                                    ------------  ------------
                                    $762,529,000  $383,546,000
                                    ============  ============

F.  Allowance for Losses on Contracts Sold

In initially valuing its excess servicing rights receivable at the time of securitization, the Company establishes an allowance for expected losses on contracts sold. The Company calculates that allowance on the basis of historical experience and management's best estimate of future credit losses likely to be incurred. The allowance is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of the NIM Certificates.

The GNMA guaranteed certificates which have been sold by the Company are secured by FHA-insured and VA-guaranteed contracts. The majority of credit losses incurred on these contracts are covered by FHA insurance or VA guarantees with the remainder borne by the Company.

In addition to its excess servicing rights receivable, the Company has provided a variety of credit enhancements on its securitized sales. These credit enhancements have included corporate guarantees, letters of credit and surety bonds that provide limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures use cash reserve funds and certain cash flows from the underlying pool of contracts as the credit enhancement. At December 31, 1996 and 1995, the Company had bank letters of credit and surety bonds outstanding of $140,972,000 and $156,617,000, respectively. Cash deposits held in interest bearing accounts totaled $171,484,000 and $159,311,000, and contracts pledged aggregated $10,315,000 and $10,217,000 at December 31, 1996 and 1995, respectively, and are maintained as part of credit enhancement features under certain sales structures.

Allowances are provided for the Company's best estimate of future credit losses likely to be incurred over the entire life of the contracts. Estimated losses are based on an analysis of the underlying loans and do not reflect the maximum recourse provided to investors. The following table presents an analysis of the allowance for losses on contracts sold for 1996, 1995 and 1994.


                                     Gross                NIM                Net
                                   Allowance         Certificates         Allowance
                                 --------------  ---------------------  --------------
1996
----
  Allowance at
   beginning of year              $ 497,491,000      $(334,154,000)      $ 163,337,000
  Provision for losses              351,743,000                 --         351,743,000
  Losses net of
   recoveries                      (129,696,000)        93,865,000         (35,831,000)
  Amortization of
   present value
   discount on loss
   reserve                           30,560,000        (15,933,000)         14,627,000
                                  -------------      -------------        ------------
  Allowance at end
   of year                        $ 750,098,000      $(256,222,000)      $ 493,876,000
                                  =============      =============       =============

1995
----
  Allowance at
   beginning of year              $ 320,299,000      $(236,283,000)      $  84,016,000
  Sale of NIM
   Certificates                              --       (143,364,000)       (143,364,000)
  Provision for losses              223,039,000                 --         223,039,000
  Losses net of
   recoveries                       (62,179,000)        55,828,000          (6,351,000)
  Amortization of present
   value discount on loss
   reserve                           16,332,000        (10,335,000)          5,997,000
                                  -------------      -------------       -------------
  Allowance at end
   of year                        $ 497,491,000      $(334,154,000)      $ 163,337,000
                                  =============      =============       =============

1994
----
  Allowance at
   beginning of year              $ 222,135,000      $          --       $ 222,135,000
  Sale of NIM
   Certificates                              --       (273,093,000)       (273,093,000)
  Provision for losses              134,416,000                 --         134,416,000
  Losses net of
   recoveries                       (45,406,000)        43,868,000          (1,538,000)
  Amortization of
   present value
   discount on loss
   reserve                            9,154,000         (7,058,000)          2,096,000
                                  -------------      -------------       -------------
  Allowance at end
   of year                        $ 320,299,000      $(236,283,000)      $  84,016,000
                                  =============      =============       =============

G.  Stockholders' Equity

Common Stock

In May 1996, the Board of Directors and shareholders approved the authorization of 250,000,000 additional shares of Common Stock for general corporate purposes, including stock dividends, raising additional capital, and issuances pursuant to employee stock option plans and possible future acquisitions.

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

Preferred Stock

The Company's authorized shares of capital stock include 15,000,000 shares of stock designated as Preferred Stock. The Company had previously designated a series of Junior Preferred Stock in connection with its Stockholders Rights Plan (the "Plan"). As of October 31, 1995 the term of the Plan expired and the Company determined not to extend the term of the Plan. At December 31, 1996 and 1995 there were no shares of Preferred Stock outstanding.

Rights

In October 1985, the Company issued one Preferred Stock purchase right for each share of Common Stock and amended the rights in August 1990 in connection with the Plan. As of October 31, 1995 the rights expired as the term of the Plan expired.

Stock Bonus Plan

In 1988, the Company's stockholders approved a key executive compensation stock bonus plan. Shares issued under this plan are pursuant to an employment agreement and the stock is valued at $2.96875 per share which represents the closing market price of the stock on the date of the employment agreement. Total shares issued under this plan during 1996, 1995 and 1994 were 1,998,745, 1,349,216 and 886,428, respectively. In 1997, shares will be issued for the 1996 year under the employment agreement which expires on December 31, 1996.

     Stock Option Plans

     In 1988, the Company's stockholders approved two stock option plans: an employee stock option plan and an outside director plan. In 1992, the Board of Directors approved a supplemental stock option plan for its outside directors and in 1995, the Company's stockholders approved an Employee Stock Incentive Plan.

     In 1996, the Company's stockholders approved a chief executive plan which included a two million share stock option plan. The options granted under this plan provide for an exercise price equal to the fair market value of the Company's stock on February 9, 1996, of $30.875. The term of the option, which commences in 1997, is for ten years, with a five-year vesting schedule providing vesting of 20 percent per year for each full year of service.

     Options for 18,709,884 shares were available for future grant under these plans. The Company's Board of Directors has reserved 13,833,752 shares for future issuance under all plans as of December 31, 1996.

     A summary of the stock option plan activity is as follows:

                                     Number of               Weighted Average
                                      shares                  Exercise price
                                    -----------              ----------------

      Outstanding at
      December 31, 1993              5,843,536                     $ 4.19
         Granted                       168,000                      14.28
         Exercised                    (699,740)                      4.07
         Expired                      (165,328)                      4.58
                                    ----------

      Outstanding at
      December 31, 1994              5,146,468                       4.45
         Granted                     3,015,000                      24.00
         Exercised                  (1,794,936)                      4.39
         Expired                      (110,000)                     24.00
                                    ----------

      Outstanding at
      December 31, 1995              6,256,532                      13.60
         Granted                     5,632,500                      32.02
         Exercised                  (1,196,500)                      4.69
         Expired                      (620,500)                     26.49
                                    ----------

      Outstanding at
      December 31, 1996             10,072,032                     $23.91
                                    ==========

     Of the 10,072,032 options outstanding at December 31, 1996, 9,952,032 options relate to the employee and chief executive stock option plans and 120,000 options relate to the outside director plan. The exercise price per share represents the market value of the Company's stock on the date of grant except for certain options granted in 1996 and 1995. The option price per share on 850,000 options granted in 1996 represents approximately 77% of the market value of the Company's stock on the date of grant and 370,000 options granted in 1995 represents approximately 79% of the market value of the Company's stock on the date of grant.

      A summary of stock options outstanding at December 31, 1996 is as follows:

Options Outstanding:

     Range of          Number           Remaining      Weighted Average
  Exercise Prices    Outstanding    Contractual Life    Exercise Price
  ---------------    -----------    ----------------   ----------------
  $ 2.96-23.37         2,342,032              5.41            $ 5.90
   24.00-24.00         2,134,000              8.57             24.00
   25.00-30.62         1,894,000              9.58             29.27
   30.87-38.37         3,702,000              9.27             32.39
  ------------         ---------             -----            ------

  $ 2.96-38.37        10,072,032              8.28            $23.91

     Options Exercisable:

             Range of               Number            Weighted Average
          Exercise Prices         Outstanding          Exercise Price
          ---------------         -----------         ----------------
             $ 2.96-23.37           1,880,368              $ 4.37
              24.00-24.00             413,200               24.00
              25.00-30.62              33,000               25.00
              30.87-38.37                   0                  --
             ------------           ---------              ------

             $ 2.96-38.37           2,326,568              $ 8.15

     The Company applies Accounting Principles Board Opinion No. 25, and related Interpretations in accounting for its stock incentive plans. Proceeds from stock options exercised are credited to common stock and paid in capital. There are no charges or credits to expense with respect to the granting or exercise of options that were issued at fair market value on their respective dates of grant. Had compensation costs for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                   1996               1995
                                               ------------       ------------

       Net Earnings          As Reported       $308,736,000       $253,969,000
                             Pro Forma          298,147,000        250,805,000

       Primary Earnings
       Per Share             As Reported       $       2.20       $       1.81
                             Pro Forma                 2.12               1.79

       Fully Diluted
       Earnings Per Share    As Reported       $       2.19       $       1.81
                             Pro Forma                 2.12               1.79

     The fair value for each option granted in 1996 and 1995 utilized in the foregoing pro forma amounts is estimated on the date of grant using an option pricing model. The model incorporates the following assumptions in 1996 and 1995: .8% dividend yield; 39.7% and 38.45% expected volatility, respectively; risk-free interest rates ranging from 5.2% to 7.7%; and expected option term beyond vesting of 2 years.

     Dividends

     During 1996, 1995 and 1994 the Company declared and paid dividends of $.26, $.20 and $.12 per share, respectively, on its Common Stock. Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and common stock repurchases. At December 31, 1996, such payments were limited to $118,330,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter period less dividends paid.

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

     The carrying value of excess servicing relating to the subordinated interest retained in the NIM Certificates sold during 1994 and 1995 is calculated using prepayment and default assumptions which the Company believes market participants would use currently, but using the interest rate determined at the time of sale. For purposes of computing fair value, the Company consulted with its investment bankers and obtained an estimate of market interest rate as of December 31, 1996 and 1995. Using these rates, the carrying value exceeds the fair value for this component of excess servicing rights receivable by $13,080,000 at December 31, 1996, and at December 31, 1995, the fair value exceeded the carrying value by $56,600,000.

     Leases Receivables

     Lease receivables generally consist of a large number of individually small finance leases with average remaining terms of less than 36 months. Fair value approximates carrying value.

     Commercial Finance Receivables

     Commercial finance receivable consists primarily of loans which reprice monthly, typically in accordance with the prime lending rate offered by banks. Given this repricing structure, the Company estimates the fair value of these receivables to approximate their carrying value.

     Revolving Credit Receivables

     Revolving credit receivables consist of retail credit and the applicable interest from credit card agreements applied to revolving credit. The Company estimates the fair value of these receivables to approximate their carrying value.

     Contracts Held for Sale and as Collateral

     Contracts held for sale and as collateral are generally recent originations which will be sold during the following quarter. The Company does not charge origination fees and, as such, its contracts have origination rates generally in excess of rates on the securities into which they will be pooled. Since these contracts have not been converted into securitized pools, the Company estimates the fair value to be the carrying amount plus the cost of origination.

     Collateral in Process of Liquidation

     Collateral in the process of liquidation is valued on an individual unit basis after inspection of such collateral. Shown net of the related allowance for losses on contracts sold, fair value approximates carrying value.

     Other Contracts Held

     Pursuant to investor sale agreements, certain contracts are repurchased by the Company as a result of delinquency before they are repossessed and are included in other contracts held. The loss has been estimated on an aggregate basis and is included on the balance sheet in allowance for losses on contracts sold.

     Notes Payable

     Notes payable consists of amounts payable under the Company's commercial paper program, line of credit or repurchase agreements and, given its short-term nature, is at a rate which approximates market. As such, fair value approximates the carrying amount.

     Senior Notes and Senior Subordinated Notes

     The fair value of the Company's senior notes is estimated based on their quoted market price or on the current rates offered to the Company for debt of a similar maturity.

     The Company's senior subordinated notes are valued at quoted market prices.

     The carrying amounts and estimated fair values of the Company's financial assets and liabilities are as follows:

                                     December 31, 1996         December 31, 1995
                                     -----------------         -----------------
                                             Estimated                 Estimated
                                     Carrying   fair           Carrying   fair
                                      amount    value           amount    value
                                     --------   -----          --------   -----
                                                (dollars in thousands)
     Financial assets:
      Cash and cash equivalents,
       cash deposits and other
       investments                  $  625,480  $  625,480  $474,958    $474,958
      Excess servicing rights
       receivable (net of
       allowance for losses)         1,176,467   1,163,387   602,728     659,328
      Lease receivables                570,407     570,407        --          --
      Commercial finance
       receivables                     212,920     212,920   141,793     141,793
      Revolving credit
       receivables                      40,803      40,803        --          --
      Contracts held for sale
       and as collateral               370,174     379,058   854,790     880,434
      Collateral in process
       of liquidation                   37,873      37,873    10,970      10,970
      Other contracts held              25,679      16,890    17,095      11,945

     Financial liabilities:
      Notes payable                    472,181     472,181    93,662      93,662
      Senior notes/senior
      subordinated notes               290,348     331,580   289,884     344,778

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

     Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a regional branch network with significant dealer relationships and proprietary credit scoring systems, which contribute to the Company's ongoing profitability and neither of which is considered a financial instrument.

     I.  Commitments and Contingencies

     Lease Commitments

     At December 31, 1996, aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $25,628,000, payable $7,523,000 (1997), $6,446,000 (1998), $5,154,000 (1999), $3,785,000
     (2000), and $2,720,000 (2001). Total rental expense for the years ended December 31, 1996, 1995 and 1994 was $8,664,000, $6,101,000 and $5,065,000,
     respectively. These leases are for office facilities and equipment, and many contain either clauses for cost of living increases and/or options to renew or terminate the lease.

     Litigation

     The nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available, that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial condition.

     J.  Benefit Plans

     The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. As of December 31, 1996 and 1995, net assets available for plan benefits were $7,075,000 and $7,790,000, and the accumulated benefit obligation was $8,341,000 and $6,393,000, respectively. As of December 31, 1996 and 1995, the projected benefit obligation of the plan was $17,034,000 and $12,466,000, respectively. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. This plan is not currently funded and the projected benefit obligation at December 31, 1996 and 1995 was $22,841,000 and $13,023,000, respectively. Total pension expense for the plans in 1996, 1995 and 1994 was $5,347,000, $3,091,000 and $3,585,000, respectively.

The Company also has a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed six months of employment at Green Tree during which the employee worked at least 1,000 hours. Eligible employees may contribute to the plan up to 15% of their earnings with a maximum of $9,500 for 1996 based on the Internal Revenue Service annual contribution limit. The Company will match 50% of the employee contributions for an amount up to 6% of each employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years. Company contributions to the plan were $1,316,000, $859,000 and $713,000 in 1996, 1995 and 1994,
respectively.

K.  Income Taxes

Income taxes consist of the following:


                                 Year ended December 31
                        ----------------------------------------
                            1996         1995         1994
                        ------------  ------------  ------------

Current:
   Federal              $ 51,908,000  $ 43,883,000  $ 27,077,000
   State                   3,687,000     2,090,000     3,203,000
                        ------------  ------------  ------------
                          55,595,000    45,973,000    30,280,000

Deferred:
   Federal               114,334,000    92,870,000    76,100,000
   State                  19,296,000    16,816,000    14,472,000
                        ------------  ------------  ------------
                         133,630,000   109,686,000    90,572,000
                        ------------  ------------  ------------
                        $189,225,000  $155,659,000  $120,852,000
                        ============  ============  ============

Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.


                                                 December 31
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
      Deferred tax liabilities:
       Excess servicing rights            $527,051,000  $402,461,000
       Other                                40,772,000    22,933,000
                                          ------------  ------------
        Gross deferred tax liabilities     567,823,000   425,394,000
                                          ------------  ------------
      Deferred tax assets:
       Net operating loss carryforward      20,347,000    12,960,000
       Other                                 8,114,000     6,703,000
                                          ------------  ------------
        Gross deferred tax assets           28,461,000    19,663,000
       Valuation allowance                          --            --
                                          ------------  ------------
        Gross deferred tax assets, net
         of valuation                       28,461,000    19,663,000
                                          ------------  ------------
      Net deferred tax liability          $539,362,000  $405,731,000
                                          ============  ============

     At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $58,000,000 which are available to offset future federal taxable income and expire no earlier than 2003. No valuation allowance was required as of December 31, 1996 or 1995 since it is likely that the deferred tax asset will be realized against future taxable income.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                           Year ended December 31
                                          -------------------------
                                           1996     1995     1994
                                          -------  -------  -------

       Statutory rate                     35.0%    35.0%    35.0%
       State tax, net of federal benefit   3.0      3.0      3.8
       Other                                --       --      1.2
                                          ----     ----     ----
                                          38.0%    38.0%    40.0%
                                          ====     ====     ====

     M.  Recent Accounting Pronouncement

     In June 1996, the Financial Accounting Standards Board issued No. 125 (SFAS No. 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

     N.  Business Acquisition

     On December 1, 1996, the Company purchased the Net Assets of FINOVA Acquisition I, Inc. for approximately $620,000,000. The business acquired under a stock purchase agreement provides equipment leases, loans and related services to manufacturers and dealers and their customers. Goodwill totaling $59,201,000, was recorded as part of this acquisition. The December, 1996 financial operations of this leasing/loan business is included in the Company's December 31, 1996 financial statements.

                  QUARTERLY RESULTS OF OPERATIONS (unaudited)
                  -------------------------------------------

                                                    First    Second    Third     Fourth
                                                   quarter   quarter   quarter   quarter
                                                   --------  --------  --------  --------
                                               (dollars in thousands except per-share amounts)

1996:
 Income                                            $168,118  $196,102  $219,665  $340,226
 Net earnings                                        66,362    75,422    85,581    81,434
 Net earnings per share                                 .48       .54       .61       .58

1995:
 Income                                            $128,199  $153,274  $174,374  $255,473
 Net earnings                                        50,729    61,712    72,037    69,491
 Net earnings per share                                 .36       .44       .51       .50

1994:
 Income                                            $104,798  $112,289  $126,049  $154,291
 Net earnings                                        38,492    44,226    52,066    46,495
 Net earnings per share                                 .28       .32       .37       .34




Item 9.  Disagreements on Accounting and Financial Disclosures.
---------------------------------------------------------------

None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1997.

Item 11.  Executive Compensation.
---------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
Management.
-----------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1997.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
----------------------------------------------------------------
Form 8-K.
---------

(a)(l)  Financial statements

        The following consolidated financial statements of Green Tree Financial Corporation and subsidiaries are included in Part II, Item 8 of this report:

                                                                         Page(s)
                                                                         -------
               Independent Auditors' Report                                   29
               Consolidated Balance Sheets - December 31,
                  1996 and 1995                                               30
               Consolidated Statements of Operations - years
                  ended December 31, 1996, 1995 and 1994                      31
               Consolidated Statements of Stockholders' Equity -
                  years ended December 31, 1996, 1995 and 1994                32
               Consolidated Statements of Cash Flows - years
                  ended December 31, 1996, 1995 and 1994                      33
               Notes to Consolidated Financial Statements                     35

   (2)  Financial statement schedules

        The following consolidated financial statement schedule of Green Tree
        Financial Corporation and subsidiaries is included in Part IV of this report:

               Schedule II - Valuation and qualifying accounts                61

        Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

   (3)  Exhibits

              Exhibit
                No.
              -------

               3(a) Certificate of Incorporation of Green Tree Financial Corporation (incorporated by reference to the Company's Registration Statement on Form S-1; File No.33-60869).

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

               10(a) Company's Key Executive Bonus Program (incorporated by reference to the Company's Registration Statement on Form S-l; File No. 2 -82880).

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

               10(f) Credit Agreement dated as of April 16, 1996 between Green
                     Tree Financial Corporation and The

          First National Bank of Chicago (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996; File No. 1-08916).

    10(g) Insurance and Indemnity Agreement dated as of February 13, 1992 among
          Green Tree Financial Corporation, MaHCS Guaranty Corporation and Financial Security Assurance Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991; File No. 0-11652); as amended by Amended and Restated Insurance and Indemnity Agreement dated March 11, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No. 0-11652).

    10(h) Master Repurchase Agreement dated as of October 15, 1992 between Green
          Tree Finance Corp.-Five and Lehman Commercial Paper, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652); as amended by Amendment to the Master Repurchase Agreement dated June 30, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995; File No. 0-11652).

    10(i) 401(k) Plan Trust Agreement effective as of October 1, 1992
          (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652); as amended by Amendment to the Plan Agreement dated November 23, 1994 (filed herewith); as amended by Amendment to the Plan Agreement dated August 22, 1996 (filed herewith); as amended by Amendment to the Plan Agreement dated December 30, 1996 (filed herewith).

    10(j) Green Tree Financial Corporation 1992 Supplemental Stock Option Plan
          (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993; File No. 0-11652).

    10(k) Master Repurchase Agreement dated as of September 1, 1995 between
          Merrill Lynch Mortgage Capital, Inc. and Green Tree Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-08916).

    10(l) Master Repurchase Agreement dated as of November 9, 1995 between
          Salomon Brothers Holding Company and Green Tree Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-08916).

10(m) Green Tree Financial Corporation 1995 Employee Stock Incentive Plan
      (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-08916).

10(n) Employment Agreement, dated February 9, 1996 between the Company and
      Lawrence Coss and related Noncompetition Agreement, dated February 9, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; File No. 1-08916).

10(o) Green Tree Financial Corporation Chief Executive Cash Bonus and Stock
      Option Plan and related Stock Option Agreement, dated February 9, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; File No. 1-08916).

10(p) Green Tree Financial Corporation 1996 restated Supplemental Pension Plan dated May 15, 1996 (filed herewith).

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

                                         GREEN TREE FINANCIAL CORPORATION

     By:  /s/Lawrence M. Coss            By:  /s/Edward L. Finn
          --------------------------          ---------------------------
          Lawrence M. Coss                    Edward L. Finn
          Chairman and Chief                  Executive Vice President
          Executive Officer                   and Chief Financial
          (principal executive                Officer (principal
          officer)                            financial officer)


                                         By:  /s/Scott T. Young
                                              ----------------------------
                                              Scott T. Young
                                              Vice President and
                                              Controller (principal
                                              accounting officer)


Dated: March 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Lawrence M. Coss
--------------------------
Lawrence M. Coss, Director         March 14, 1997

/s/Richard G. Evans
--------------------------
Richard G. Evans, Director         March 14, 1997

/s/Robert D. Potts
-------------------------
Robert D. Potts, Director          March 14, 1997


                                         By:  /s/Joel H. Gottesman
                                              -------------------------
                                              Joel H. Gottesman
                                              Attorney-in-Fact
W. Max McGee, Director          )             Dated: March 14, 1997
                                )
Robert S. Nickoloff, Director   )

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------



                                              Additions-
                                  Balance at  reductions                  Balance
                                  beginning   to income                   at end
Description                       of period   recognized   Deductions    of period
--------------------------------  ----------  ----------  -------------  ---------
                                        (dollars in thousands)
Valuation and qualifying
 accounts which are deducted
 from the assets
 to which they apply:
----------------------------

Deferred service income:

  Year ended December 31, 1996      $ 92,452    $219,958    $ 31,109(b)   $ 281,301


  Year ended December 31, 1995        68,918     146,237     111,731(a)      92,452
                                                              10,972(b)

  Year ended December 31, 1994       161,407     124,015     212,243(a)      68,918
                                                               4,261(b)

Reserves which support balance
sheet caption reserves:
-----------------------------------
Allowance for losses on contracts
 sold with recourse:

  Year ended December 31, 1996      $163,337    $351,743    $ 35,831(c)   $ 493,876
                                                  14,627(b)
  Year ended December 31, 1995        84,016     223,039     143,364(a)     163,337
                                                   5,997(b)    6,351(c)
  Year ended December 31, 1994       222,135     134,416     273,093(a)      84,016
                                                   2,096(b)    1,538(c)

Notes:

(a) Reduced as a result of the NIM Certificate sales.
(b) Amortization and discount.
(c) Amounts charged off.



                       GREEN TREE FINANCIAL CORPORATION

                      Securities and Exchange Commission

                                   Form 10-K
                 (For the Fiscal Year Ended December 31, 1996)

                                 EXHIBIT INDEX


Exhibit No.                Exhibit                        Page No.
-----------                -------                        --------

   10(i)                Restated First Amendment of
                        Green Tree Financial Corporation
                        401(k) Plan Trust Agreement,
                        dated November 23, 1994, Second
                        Amendment of Green Tree Financial
                        Corporation 401(k) Plan Trust
                        Agreement, dated August 22, 1996
                        Third Amendment to Green Tree
                        Financial Corporation 401(k)
                        Plan Trust Agreement dated
                        December 30, 1996                        63

   10(p)                Green Tree Financial Corporation
                        1996 Restated Supplemental
                        Pension Plan, dated May 15, 1996         74

   11(a)                Computation of Primary Earnings
                        Per Share                                81

   11(b)                Computation of Fully Diluted
                        Earnings Per Share                       82

   12                   Computation of Ratio of Earnings
                        to Fixed Charges                         83

   21                   Subsidiaries of Registrant               84

   23                   Consent of KPMG Peat Marwick LLP         86

   24                   Powers of Attorney                       87

   27                   Financial Data Schedule                  88