Form 10-Q
period 1997-03-31
GREEN TREE FINANCIAL CORP
filed 1997-05-15
CIK 890175

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 1997
                                               --------------

                                      OR

         [x]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------

                      Commission file number  1-08916
                                              -------

                        GREEN TREE FINANCIAL CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                              41-1807858
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA   55102-1639
-------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)

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

                     YES     X        NO
                         ---------       ---------

As of April 30, 1997, 135,833,384 shares of common stock of Green Tree Financial Corporation were outstanding.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 1997

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

Certain information included in this Form 10-Q may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking information may involve risks or uncertainties which are described in the Cautionary Statements contained in the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 1996. Investors are specifically referred to the Cautionary Statements for a discussion of factors which could affect the Company's operations and financial performance. Factors referenced in the Cautionary Statements include: prevailing economic conditions; ability to access capital resources; short-term interest rate fluctuations; the level of defaults and prepayments on loans made by the Company; competition; and regulatory changes. Any forward looking information is based upon management's reasonable estimate of future results or trends. The Company does not undertake, and the Act specifically relieves the Company from, any obligation to update any forward-looking statements.

                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           March 31, 1997   December 31, 1996
                                           ---------------  -----------------
                                             (unaudited)
  Assets:
     Cash and cash equivalents             $  509,591,000     $  442,071,000
     Cash deposits, restricted                175,733,000        171,484,000
     Other investments                         15,764,000         11,925,000
     Interest only securities               1,208,714,000      1,157,185,000
     Receivables:
        Lease                                 566,851,000        564,348,000
        Commercial finance                    269,757,000        212,920,000
        Revolving credit                       96,643,000         40,803,000
        Other accounts receivable              97,777,000         85,503,000
     Contracts and collateral                 624,224,000        453,008,000
     Servicing rights                          42,801,000                 --
     Property, furniture and
        fixtures                               82,372,000         77,859,000
     Goodwill                                  58,411,000         58,950,000
     Other assets                              18,710,000         21,988,000
                                           --------------     --------------
         Total assets                      $3,767,348,000     $3,298,044,000
                                           ==============     ==============

  Liabilities and Stockholders' Equity:
     Notes payable                         $  733,875,000     $  472,181,000
     Senior/Senior subordinated
        notes                                 290,466,000        290,348,000
     Accounts payable and
        accrued liabilities                   409,911,000        404,427,000
     Investor payable                         412,944,000        346,272,000
     Income taxes, principally
        deferred                              587,567,000        539,362,000
                                           --------------     --------------
          Total liabilities                 2,434,763,000      2,052,590,000

     Common stock, $.01 par;
        authorized 400,000,000
        shares,issued 141,119,484
        shares (1997) and
        139,782,706 shares (1996)               1,411,000          1,398,000
     Additional paid-in capital               425,334,000        373,573,000
     Retained earnings                      1,008,068,000        926,695,000
     Net unrealized gain (loss)
        on securities available
        for sale                               (9,328,000)                --
     Minimum pension liability
        adjustments                            (2,299,000)        (2,299,000)
                                           --------------     --------------
                                            1,423,186,000      1,299,367,000
     Less treasury stock,
        3,068,700 shares (1997)
        and 2,051,000 shares (1996)
        at cost                               (90,601,000)       (53,913,000)
                                           --------------     --------------
          Total stockholders'
            equity                          1,332,585,000      1,245,454,000
                                           --------------     --------------
  Total liabilities and
     stockholders' equity                  $3,767,348,000     $3,298,044,000
                                           ==============     ==============

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                   Three Months Ended March 31
                                   ---------------------------
                                       1997          1996
                                   ------------  -------------
Revenues:
  Gain on contract sales           $153,367,000   $ 97,487,000
  Interest                           75,429,000     45,182,000
  Servicing                          24,681,000     16,325,000
  Commission and other               13,678,000      9,124,000
                                   ------------   ------------
                                    267,155,000    168,118,000

Expenses:
  Interest                           29,818,000     11,364,000
  Cost of servicing                  19,379,000     12,162,000
  General and administrative         69,889,000     37,556,000
                                   ------------   ------------
                                    119,086,000     61,082,000
                                   ------------   ------------

Earnings before income taxes        148,069,000    107,036,000

Income taxes                         56,266,000     40,674,000
                                   ------------   ------------

Net earnings                       $ 91,803,000   $ 66,362,000
                                   ============   ============

Earnings per common and
  common equivalent share          $        .65   $        .48
                                   ============   ============

Weighted average common and
  common equivalent shares
  outstanding                       142,219,563    139,584,826

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                             Three Months Ended March 31
                                          ---------------------------------
                                               1997               1996
                                          --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected                   $   69,373,000     $   57,855,000
  Net principal payments collected            64,067,000         44,594,000
  Interest on contracts                       27,848,000         12,129,000
  Interest on cash, investments and
     receivables                              26,857,000         15,658,000
  Commissions                                 11,501,000          8,659,000
  Other                                       (2,524,000)          (944,000)
                                          --------------     --------------
                                             197,122,000        137,951,000
                                          --------------     --------------
  Cash paid to employees and suppliers      (126,443,000)       (78,601,000)
  Interest paid on debt                      (20,251,000)        (4,735,000)
  Income taxes paid                           (7,430,000)          (393,000)
                                          --------------     --------------
                                            (154,124,000)       (83,729,000)
                                          --------------     --------------
  NET CASH PROVIDED BY OPERATIONS             42,998,000         54,222,000

  Purchase of contracts and leases        (2,087,204,000)    (1,249,668,000)
  Proceeds from sale of contracts          1,817,724,000      1,404,001,000
  Principal collections on contracts
     and leases                              178,880,000         38,735,000
  Commercial and revolving
     credit loans disbursed                 (839,249,000)      (530,717,000)
  Principal collections on
     commercial and revolving
     credit loans                            757,492,000        394,298,000
  Net cash deposits                           (4,249,000)        (2,025,000)
                                          --------------     --------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                      (133,608,000)       108,846,000
                                          --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture
     and fixtures                            (10,084,000)        (7,971,000)
  Net purchases of investments                (3,839,000)          (220,000)
                                          --------------     --------------
NET CASH USED FOR INVESTING ACTIVITIES       (13,923,000)        (8,191,000)
                                          --------------     --------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                          Three Months Ended March 31
                                                       --------------------------------
                                                            1997             1996
                                                       ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                        1,921,498,000     790,252,000
  Repayments on credit facilities                       (1,659,804,000)   (812,026,000)
  Dividends paid                                           (10,430,000)     (8,542,000)
  Common stock repurchased                                 (36,688,000)             --
  Common stock issued                                          475,000         632,000
                                                       ---------------   -------------
NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                                     215,051,000     (29,684,000)
                                                       ---------------   -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      67,520,000      70,971,000

CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                                442,071,000     295,767,000
                                                       ---------------   -------------

CASH AND CASH EQUIVALENTS END OF PERIOD                $   509,591,000   $ 366,738,000
                                                       ===============   =============

RECONCILIATION OF NET EARNINGS
  TO NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                         $    91,803,000   $  66,362,000
  Provision for income taxes                                56,266,000      40,674,000
  Depreciation and amortization                              7,556,000       5,395,000
  Net contract payments collected, less
     interest only securities and
     servicing rights recorded                             (50,189,000)    (34,219,000)
  Amortization of deferred servicing
     revenue                                                        --      (4,708,000)
  Amortization of servicing rights                           2,569,000              --
  Accretion of yield on interest
     only securities                                       (25,257,000)    (16,610,000)
  Net increase in cash deposits                             (4,249,000)     (2,025,000)
  Purchase of contracts and leases net
     of sales and principal collections                    (99,237,000)    193,068,000
  Commercial and revolving credit
     loans disbursed, net of sales and
     principal collections                                 (81,757,000)   (136,419,000)
  Net selling expenses on
     sale of contracts                                      10,897,000      10,410,000
  Increase in interest payable                               8,434,000       6,036,000
  Income taxes paid                                         (7,430,000)       (393,000)
  Increase in cash paid to employees
     and suppliers                                         (43,598,000)    (36,682,000)
  Other                                                        584,000      17,957,000
                                                       ---------------   -------------

NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                 $  (133,608,000)  $ 108,846,000
                                                       ===============   =============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


A. Basis of Presentation

The interim financial statements have been prepared by Green Tree Financial Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been included. However, results for interim periods are not necessarily indicative of the results that may be expected for a full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the classifications used in the March 31, 1997 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of SFAS 125 did not have a material impact on the Company's financial position or results of operations.

SFAS 125 requires prospective implementation as of January 1, 1997 and retroactive application is not permitted. However, certain reclassifications have been made to prior financial statements to conform to the current period presentation. The previously classified excess servicing rights receivable has been reclassified as interest only securities and is shown net of the Company's previously classified allowance for losses on contracts sold. Effective January 1, 1997 the portion of the Company's interest only securities that exceeded contractually specified servicing fees is classified as interest only securities and the remaining asset is classified as servicing rights.

Among other provisions, SFAS 125 uses a "financial components" approach relative to the recognition of financial assets and liabilities resulting from the transfer of financial assets.

Specifically, SFAS 125 requires that gain recognition on the sale of financial assets be based on an allocated cost basis method for the financial components sold. SFAS 125 also provides guidance relative to the classification and ongoing measurement of the financial components retained in connection with financial asset sales. Such components are recorded at allocated cost. The Company retains interest only securities and servicing rights upon the sale of its financial contracts.

The Company classifies its interest only securities as available for sale and carries these securities at fair value. Accordingly, unrealized gains and losses are reported on a net basis as a separate component of stockholders' equity.

Servicing rights are carried at allocated cost and amortized in proportion to and over the estimated period of net servicing income. Servicing rights are evaluated for impairment on an ongoing basis and, to the extent the recorded amount exceeds the fair value of those servicing rights, a valuation allowance is established through a charge to earnings. Upon subsequent measurement of the fair value of these servicing rights in future periods, if the fair value equals or exceeds the carrying amount, any previously recorded valuation allowance would be deemed unnecessary and, therefore, represent current period earnings only to the extent of such previously recorded allowance. No valuation allowance was necessary at March 31, 1997.

B.  Interest Only Securities

Interest only securities represent the right to receive certain cash flows which exceed the amount of cash flows sold in the Company's securitized contract sales. Interest only securities generally represent the value of excess interest to be collected on the underlying financial contracts of each securitization over the sum of the interest to be paid to security classes sold, contractual servicing fees and credit losses.

These cash flows are projected and discounted over the expected life of the financial contracts using prepayment, default, loss, and interest rate assumptions that the Company believes market participants would use for similar financial instruments.

In connection with the gain on sale of contracts and recording interest only securities retained for the three-month period ended March 31, 1997 the Company provided $75 million for projected credit losses on a discounted basis. For the three-month period ended March 31, 1997 the Company incurred $49.5 million of credit losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Green Tree Financial Corporation ("Green Tree" or the "Company") is a diversified financial services company that provides financing for manufactured homes, home equity, home improvements, consumer products and equipment and provides consumer and commercial revolving credit. The Company's insurance agencies market physical damage and term mortgage life insurance and other credit protection relating to the customers' contracts it services.

Results of Operations:

The following table shows the percentage change in income, expenses and earnings for the three-month period ended March 31, 1997 as compared to the same period of 1996.

                                 Three-month
                               period-to-period
                              increase March 31,
                                 1996 to 1997
                                 ------------
Revenues:
  Gain on contract sales             57.3%
  Interest                           66.9
  Servicing                          51.2
  Commission and other               49.9
Expenses:
  Interest                          162.4
  Cost of servicing                  59.3
  General and
    administrative                   86.1
Earnings before income
  taxes                              38.3
Net earnings                         38.3

Gain on contract sales increased 57.3% in the first quarter of 1997 over the same period in 1996 as a result of overall increased dollar volume of contracts sold and higher manufactured housing interest rate spreads and points received. This increase in gain on contract sales was partially offset by decreased interest rate spreads on the home equity/home improvement and consumer/equipment contracts sold and a change in mix of contracts sold in the first quarter of 1997 compared to the same period in 1996. For the quarter ended March 31, 1997, total contract sales increased $406,059,000, or 28.7%.

The following table sets forth the Company's fixed term contract originations and sales for the three-month periods ended March 31, 1997 and 1996. Dollar amounts are in thousands.

                                        Three-month
                                        period ended
                                         March 31,
                                      1997        1996
                                      ----        ----
Originations:
  Manufactured Housing             $1,013,716  $  898,035
  Home Equity/Home Improvement        633,957     163,003
  Consumer and Other                  379,960     206,808
                                   ----------  ----------
    Total                          $2,027,633  $1,267,846
                                   ==========  ==========

Sales:
  Manufactured Housing             $1,050,000  $  864,035
  Home Equity/Home Improvement        520,099     118,857
  Consumer and Other                  249,999     431,147
                                   ----------  ----------
    Total                          $1,820,098  $1,414,039
                                   ==========  ==========

The Company's market share of contracts for financing new manufactured homes increased in the first quarter of 1997 compared to 1996. During this same time period the manufactured housing market experienced a slight decrease in new home shipments as compared to the prior year. The Company's dollar volume of new manufactured housing contract originations rose 9.7% during the first quarter of 1997 over the same period in 1996. The number of new contracts originated by the Company during the first quarter of 1997 has grown from 1996 and the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts and slight price increases by the manufactured housing manufacturers. The dollar volume of previously owned manufactured housing contract originations rose 20.7%.

The dollar volume of home equity/home improvement contract originations rose 289% in the first quarter of 1997 over 1996 to $633,957,000. Consumer and other contract originations rose 83.7% to $379,960,000 in the first quarter of 1997 over 1996. The overall growth in these originations resulted from expanding the number of relationships with dealers and the growth in the Company's home equity originations network.

Interest income is realized from interest only securities, commercial finance and revolving credit receivables, cash deposits and short-term investments, as well as contract and lease inventory. Interest income grew 66.9% during the first quarter of 1997 compared to the same period in 1996 primarily from increased earnings on the Company's commercial finance and lease receivables and the increase in interest only securities. Due to higher production levels, contract inventory for the three-months ended March 31, 1997 was higher on average than the same period in 1996 which also contributed to the increase in interest income.

The increase in servicing income of 51.2% during the first quarter of 1997 compared to the first quarter of 1996 resulted from the 42.4% growth in the Company's average servicing portfolio. The Company's servicing income as a percentage of the serviced portfolio increased as a result of the product mix of the portfolio changing to products with higher servicing fees.

Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, grew 49.9% during the first quarter of 1997 compared to the same period in 1996. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

Interest expense increased 162.4% during the first quarter of 1997 as a result of higher interest rates and the Company maintaining a higher level of borrowings to fund its loan originations and commercial finance and lease portfolios during the first quarter of 1997 compared to 1996.

Green Tree's dollar amount of cost of servicing increased 59.3% during the first quarter of 1997 compared to the same period in 1996 as the Company's total average servicing portfolio grew 42.4%. The Company's cost of servicing as a percentage of the serviced portfolio increased as a result of the product mix change in the portfolio towards products which require more servicing resources.

General and administrative expenses rose 86.1% in the first quarter of 1997. As a percentage of contract originations, these expenses have remained relatively constant with the first quarter of 1996. The dollar growth is due primarily to an increase in personnel and other costs related to the expansion of the Company's new divisions as well as the increased volume of contracts the Company originated during the quarter.

Capital Resources and Liquidity:

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations. During the first quarter of 1997 the Company completed four securitizations, two backed by manufactured housing loans, one by home equity and home improvement loans and one by consumer product and equipment finance loans. Each securitized sale employed a senior/subordinate structure with a portion of the subordinate bonds enhanced by a corporate guarantee.

Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the three-month period ended March 31, 1997 compared to the same period in 1996. Contributing to this growth is an increase in servicing revenue collected by the Company on its growing servicing portfolio, and growth in the interest only securities from the Company's ongoing securitizations.

Net principal payments collected were positive for the quarters ended March 31, 1997 and 1996 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio of contracts which have been sold.

Interest on contracts increased significantly during the first quarter of 1997 compared to the same period in 1996 as a result of the Company having a larger average outstanding contract portfolio.

Interest on cash, investments and receivables increased during the first quarter of 1997 compared to the same period in 1996 primarily as a result of the increase in lease and revolving credit receivables.

Cash paid to employees and suppliers increased $41,995,000 in the first quarter of 1997 compared to the same period in 1996. This growth relates primarily to the increase in the Company's portion of taxes paid in 1997 on the annual bonus of the chief executive officer pursuant to the terms of an employment agreement, as well as the growth in the Company's total general and administrative expenses and servicing costs.

Dividends paid by the Company increased 22.1% in the first quarter of 1997 compared to the same period in 1996 as the Company's quarterly dividend rate increased 20% over the first quarter 1996 quarterly dividend rate.

The Company has a $1,000,000,000 commercial paper program which is used primarily for purposes of financing its contract inventory prior to sale of those receivables in the form of securitization. This program is backed by both committed bank facilities and master repurchase agreements with various investment banking firms. As of March 31, 1997 the Company had issued and outstanding $370,080,000 in notes under this program.

The Company has a three-year unsecured revolving line of credit totaling $500,000,000 which expires April 15, 1999. As of March 31, 1997 it had borrowings totaling $372,000,000 outstanding under this facility. In addition, master repurchase agreements are in place with a variety of investment banking firms totaling $2,300,000,000 which are subject to the availability of eligible collateral. There were no outstanding balances under these facilities as of March 31, 1997.

On April 29, 1997 the Company closed two new unsecured revolving lines of credit, a $750,000,000 364-day facility and a $750,000,000 3-year facility, replacing the $500,000,000 facility referred to above. These combined facilities totaling $1,500,000,000 are available for general corporate purposes and will allow the Company to increase the size of its commercial paper program for purposes of funding its growing levels of loan production.

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


                                       GREEN TREE FINANCIAL CORPORATION



DATE: May 15, 1997                     /s/Edward L. Finn
                                       ------------------------------
                                       Edward L. Finn
                                       Executive Vice President and
                                         Chief Financial Officer



DATE: May 15, 1997                     /s/Joel H. Gottesman
                                       ------------------------------
                                       Joel H. Gottesman
                                       Senior Vice President and
                                         General Counsel

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