Form 10-Q
period 1997-06-30
GREEN TREE FINANCIAL CORP
filed 1997-08-14
CIK 890175

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

         ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   JUNE 30, 1997
                                                  -------------

                                       OR

         (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ______________  to  ____________

                      Commission file number     1-08916
                                               -----------

                        GREEN TREE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     41-1807858
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA     55102-1639
    ----------------------------------------------------------------------
             (Address of principal executive offices)      (Zip code)

       Registrant's telephone number, including area code: (612) 293-3400
                                                           --------------

    ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES      X              NO ____________
                         -----------

AS OF JULY 31, 1997, 136,120,684 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                          QUARTER ENDED June 30, 1997

                                     INDEX

                                                           PAGE
PART  I  -        FINANCIAL INFORMATION

       Item 1.    Financial Statements                        3

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                 10


PART II  -        OTHER INFORMATION

       Item 1.    Legal Proceedings                          15

       Item 2.    Changes in Securities                      15

       Item 3.    Defaults Upon Senior Securities            15

       Item 4.    Submission of Matters to a Vote of
                  Security Holders                           15

       Item 5.    Other Information                          15

       Item 6.    Exhibits and Reports on Form 8-K           15

SIGNATURES                                                   16


EXHIBIT INDEX                                                17


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

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                          June 30,1997    December 31,1996
                                         ---------------  -----------------
                                          (unaudited)
Assets:
 Cash and cash equivalents               $  593,761,000     $  442,071,000
 Cash deposits, restricted                  186,304,000        171,484,000
 Other investments                           16,894,000         11,925,000
 Interest only securities                 1,349,721,000      1,157,185,000
 Receivables:
  Lease                                     592,169,000        564,348,000
  Commercial finance                        355,419,000        212,920,000
  Consumer revolving credit                 157,702,000         40,803,000
  Other accounts receivable                 106,632,000         85,503,000
 Contracts and collateral                   879,730,000        453,008,000
 Servicing rights                            58,869,000                 --
 Property, furniture and
  fixtures                                   93,094,000         77,859,000
 Goodwill                                    57,668,000         58,950,000
 Other assets                                29,914,000         21,988,000
                                         --------------     --------------
    Total assets                         $4,477,877,000     $3,298,044,000
                                         ==============     ==============

Liabilities and Stockholders' Equity:
 Notes payable                           $1,184,337,000     $  472,181,000
 Senior/Senior subordinated
  notes                                     290,599,000        290,348,000
 Accounts payable and
  accrued liabilities                       566,740,000        404,427,000
 Investor payable                           432,412,000        346,272,000
 Income taxes, principally
  deferred                                  634,632,000        539,362,000
                                         --------------     --------------
    Total liabilities                     3,108,720,000      2,052,590,000

 Common stock, $.01 par;
  authorized 400,000,000
  shares,issued 141,149,284
  shares (1997) and
  139,782,706 shares (1996)                   1,411,000          1,398,000
 Additional paid-in capital                 425,885,000        373,573,000
 Retained earnings                        1,105,971,000        926,695,000
 Net unrealized gain (loss)
  on securities available
  for sale                                   (2,650,000)                --
 Minimum pension liability
  adjustments                                (2,299,000)        (2,299,000)
                                         --------------     --------------
                                          1,528,318,000      1,299,367,000
 Less treasury stock,
  5,286,100 shares (1997)
  and 2,051,000 shares (1996)
  at cost                                  (159,161,000)       (53,913,000)
                                         --------------     --------------
    Total stockholders' equity            1,369,157,000      1,245,454,000
                                         --------------     --------------
Total liabilities and
  stockholders' equity                   $4,477,877,000     $3,298,044,000
                                         ==============     ==============

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                              Three Months Ended June 30
                                              --------------------------
                                                  1997          1996
                                                  ----          ----

Revenues:
 Gain on contract sales                       $186,563,000  $115,624,000
 Interest                                       87,887,000    52,977,000
 Service                                        27,153,000    17,235,000
 Commission and other                           15,542,000    10,266,000
                                              ------------  ------------
                                               317,145,000   196,102,000

Expenses:
 Interest                                       36,376,000    17,167,000
 Cost of servicing                              20,787,000    12,175,000
 General and administrative                     85,639,000    45,112,000
                                              ------------  ------------
                                               142,802,000    74,454,000
                                              ------------  ------------

Earnings before income taxes                   174,343,000   121,648,000

Income taxes                                    66,250,000    46,226,000
                                              ------------  ------------

Net earnings                                  $108,093,000  $ 75,422,000
                                              ============  ============

Earnings per common and
 common equivalent share                              $.78          $.54
                                                      ====          ====

Weighted average common and
 common equivalent shares
 outstanding                                   139,116,319   140,242,029

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                              Six Months Ended June 30
                                            --------------------------
                                                 1997         1996
                                                 ----         ----
Revenues:
 Gain on contract sales                     $339,930,000  $213,111,000
 Interest                                    163,316,000    98,159,000
 Servicing                                    51,834,000    33,560,000
 Commission and other                         29,220,000    19,390,000
                                            ------------  ------------
                                             584,300,000   364,220,000

Expenses:
 Interest                                     66,194,000    28,531,000
 Cost of servicing                            40,166,000    24,337,000
 General and administrative                  155,528,000    82,668,000
                                            ------------  ------------
                                             261,888,000   135,536,000
                                            ------------  ------------

Earnings before income taxes                 322,412,000   228,684,000
Income taxes                                 122,516,000    86,900,000
                                            ------------  ------------

Net earnings                                $199,896,000  $141,784,000
                                            ============  ============

Earnings per common and
 common equivalent share                           $1.42         $1.01
                                                   =====         =====
Weighted average common and
 common equivalent shares
 outstanding                                 140,667,941   139,913,427

                 See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Six Months Ended June 30
                                            ---------------------------------
                                                   1997             1996
                                            ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Servicing fees and net interest
       payments collected                   $   143,130,000   $   106,408,000
   Net principal payments collected              90,281,000        59,367,000
   Interest on contracts                         54,936,000        27,503,000
   Interest on cash, investments and
       receivables                               52,654,000        31,697,000
   Commissions                                   26,120,000        16,557,000
   Other                                          5,143,000          (141,000)
                                            ---------------   ---------------
                                                372,264,000       241,391,000
                                            ---------------   ---------------

   Cash paid to employees and suppliers        (189,538,000)     (130,744,000)
   Interest paid on debt                        (52,480,000)      (27,449,000)
   Income taxes paid                            (20,021,000)      (25,080,000)
                                            ---------------   ---------------
                                               (262,039,000)     (183,273,000)
                                            ---------------   ---------------
   NET CASH PROVIDED BY OPERATIONS              110,225,000        58,118,000

   Purchase of contracts and leases          (5,072,390,000)   (3,171,967,000)
   Proceeds from sale of contracts            4,336,525,000     3,468,454,000
   Principal collections on contracts
       and leases                               440,993,000        68,971,000
   Proceeds from sale of
       commercial finance loans                          --       199,950,000
   Commercial and revolving
       credit loans disbursed                (1,901,585,000)   (1,219,647,000)
   Principal collections on
       commercial and revolving
       credit loans                           1,697,510,000       976,283,000
   Net cash deposits                            (14,820,000)      (10,873,000)
                                            ---------------   ---------------
NET CASH (USED FOR) PROVIDED BY
   OPERATING ACTIVITIES                        (403,542,000)      369,289,000
                                            ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, furniture
       and fixtures                             (27,093,000)      (15,230,000)
   Net (purchases) sales of investments          (4,968,000)       14,943,000
                                            ---------------   ---------------
NET CASH USED FOR INVESTING ACTIVITIES          (32,061,000)         (287,000)
                                            ---------------   ---------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                               Six Months Ended June 30
                                          ----------------------------------
                                                 1997              1996
                                          ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on credit facilities           4,742,667,000     2,574,576,000
   Repayments on credit facilities          (4,030,510,000)   (2,636,271,000)
   Dividends paid                              (20,620,000)      (17,120,000)
   Common stock repurchased                   (105,248,000)               --
   Common stock issued                           1,004,000         2,959,000
                                           ---------------   ---------------
NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                        587,293,000       (75,856,000)
                                           ---------------   ---------------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                        151,690,000       293,146,000
CASH AND CASH EQUIVALENTS BEGINNING
   OF PERIOD                                   442,071,000       295,767,000
                                           ---------------   ---------------

CASH AND CASH EQUIVALENTS END OF PERIOD    $   593,761,000   $   588,913,000
                                           ===============   ===============

RECONCILIATION OF NET EARNINGS
  TO NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                             $   199,896,000   $   141,784,000
  Provision for income taxes                   122,516,000        86,900,000
  Depreciation and amortization                 13,958,000         9,932,000
  Net contract payments collected,less
     interest only securities and
     servicing rights recorded                (170,875,000)     (133,535,000)
  Amortization of deferred servicing
     revenue                                            --       (11,023,000)
  Amortization of servicing rights               5,497,000                --
  Accretion of yield on interest
     only securities                           (58,769,000)      (35,214,000)
  Net increase in cash deposits                (14,820,000)      (10,873,000)
  Purchase of contracts and leases, net
     of sales and principal collections       (314,994,000)      365,458,000
  Commercial and revolving credit
     loans disbursed, net of sales and
     principal collections                    (204,075,000)      (43,414,000)
  Net selling expenses on
     sale of contracts                          27,510,000        23,710,000
  Increase(decrease)in interest payable         15,067,000          (193,000)
  Income taxes paid                            (20,021,000)      (25,080,000)
  Increase in cash paid to employees
     and suppliers                              (7,379,000)      (32,885,000)
  Other                                          2,947,000        33,722,000
                                           ---------------   ---------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                     $  (403,542,000)  $   369,289,000
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

  Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the classifications used in the June 30, 1997 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

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

  Servicing rights are carried at allocated cost and amortized in proportion to and over the estimated period of net servicing income. Servicing rights are evaluated for impairment on an ongoing basis and, to the extent the recorded amount exceeds the fair value of those servicing rights, a valuation allowance is established through a charge to earnings. Upon subsequent measurement of the fair value of these servicing rights in future periods, if the fair value equals or exceeds the carrying amount, any previously recorded valuation allowance would be deemed unnecessary and, therefore, represent current period earnings only to the extent of such previously recorded allowance. No valuation allowance was necessary at June 30, 1997.

  B.  Interest Only Securities

  Interest only securities represent the right to receive certain cash flows which exceed the amount of cash flows sold in the Company's securitized contract sales. Interest only securities generally represent the value of interest to be collected on the underlying financial contracts of each securitization over the sum of the interest to be paid to security classes sold, contractual servicing fees and credit losses.

  These cash flows are projected and discounted over the expected life of the financial contracts using prepayment, default, loss, and interest rate assumptions that the Company believes market participants would use for similar financial instruments.

  In connection with the gain on sale of contracts and recording interest only securities retained for the six-month period ended June 30, 1997 the Company provided $187 million for projected credit losses on a discounted basis. For the same period the Company incurred $105 million of credit losses.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Green Tree Financial Corporation ("Green Tree" or the "Company")is a diversified financial services company that provides financing for manufactured housing, home equity, home improvements, consumer products, and equipment and provides consumer and commercial revolving credit. The Company's financing products include both fixed term and revolving loans and leases.
  The Company's insurance agencies market physical damage and term mortgage life insurance and other credit protection relating to the customers' contracts it services.

  Results of Operations:

  The following table shows the percentage change in revenues, expenses and earnings for the three and six-month periods ended June 30, 1997 as compared to the same period of 1996.

                                     Three-month          Six-month
                                   period-to-period    period-to-period
                                  increase June 30,   increase June 30,
                                     1996 to 1997        1996 to 1997
                                  ------------------  ------------------
  Revenues:
   Gain on contract sales                      61.4%               59.5%
   Interest                                    65.9                66.4
   Service                                     57.5                54.5
   Commission and other                        51.4                50.7
  Expenses:
   Interest                                   111.9               132.0
   Cost of servicing                           70.7                65.0
   General and administrative                  89.8                88.1
  Earnings before income taxes                 43.3                41.0
  Net earnings                                 43.3                41.0

  Gain on contract sales increased 61.4% and 59.5% for the three and six-month periods ended June 30, 1997, respectively, over the same periods in 1996 as a result of the increased dollar volume of contracts sold, higher interest rate spreads and longer average terms on the contracts sold. For the quarter ended June 30, 1997, total contract sales increased $466,364,000 or 22.4%.

  The following table sets forth the Company's fixed term contract originations and sales for the three and six-month periods ended June 30, 1997 and 1996. Dollar amounts are in thousands.

                                        Three-month              Six-month
                                      period ended             period ended
                                         June 30,                 June, 30
                                  ----------------------     ---------------------
                                     1997       1996          1997        1996
                                     ----       ----          ----        ----
  Originations:
   Manufactured Housing           $1,494,619  $1,345,104  $2,508,335    $2,243,139
   Home Equity/
    Home Improvement                 836,860     354,941   1,470,817       517,944
   Consumer                          310,817     280,443     483,064       421,990
   Commercial and
    Equipment                        267,486      55,917     475,199       121,178
                                  ----------  ----------  ----------    ----------
       Total                      $2,909,782  $2,036,405  $4,937,415    $3,304,251
                                  ==========  ==========  ============  ==========

  Sales:
   Manufactured Housing           $1,319,986  $1,364,148  $2,369,986    $2,228,183
   Home Equity/
    Home Improvement                 746,754     292,429   1,266,853       411,286
   Consumer                          315,614     264,300     446,664       583,280
   Commercial and
    Equipment                        161,698     156,731     280,647       268,898
                                  ----------  ----------  ----------    ----------
                   Total          $2,544,052  $2,077,608  $4,364,150    $3,491,647
                                  ==========  ==========  ============  ==========

  The Company's market share of contracts for financing new manufactured housing increased in the first six months of 1997 compared to the same period in 1996. During this same time period the manufactured housing market experienced a slight decrease in new home shipments as compared to the prior year. The Company's dollar volume of new manufactured housing contract originations rose 11.1% and 11.8% during the three and six-month periods ended June 30, 1997, respectively, over the same periods in 1996. The number of new contracts originated by the Company during the first six months of 1997 has grown from 1996 and the average contract size has also increased due to a trend in the Company's manufactured home financing to more land-and-home contracts and slight price increases by the manufactured housing manufacturers. The dollar volume of previously owned manufactured housing contract originations rose 24.9% and 24.6% for the three and six months, respectively, compared to the same periods in 1996.

  The dollar volume of home equity/home improvement contract originations rose 135.8% for the quarter and 184% for the six-month period ended June 30, 1997 over the same periods of 1996 to $1,471,000,000. Consumer originations rose 10.8% and 14.5% for the three and six-month periods ended June 30, 1997 compared to the same periods in 1996 to $483,064,000. Commercial and Equipment fixed term loan and lease originations increased 378.4% for the quarter and 292.1% for the six months ended at June 30, 1997 over the same periods in 1996 to $475,199,000. The overall growth in these originations resulted from expanding the number of relationships with dealers and the growth in the Company's home equity originations network, as well as the addition of the equipment leasing business.

  The following table reflects the composition of the Company's servicing portfolio at June 30, 1997 and 1996. Dollar amounts are in thousands.

                                                        June 30,
                                                ------------------------
                                                   1997         1996
                                                   ----         ----
Servicing Portfolio:

 Fixed term contracts                           $22,238,000  $15,483,000
 Commercial revolving credit                      1,258,000      866,000
 Consumer revolving credit                          159,000        9,000
                                                -----------  -----------
  Total                                         $23,655,000  $16,358,000
                                                ===========  ===========

  Interest income is realized from interest only securities, commercial finance and revolving credit receivables, contract and lease inventory, cash deposits, and short-term investments. Interest income grew 65.9% and 66.4% during the three and six-month periods ended June 30, 1997 compared to the same periods in 1996 primarily from increased earnings on the Company's commercial finance and lease receivables and the increase in interest only securities. Due to higher origination levels, contract inventory for the six-months ended June 30, 1997 was higher on average than the same period in 1996 which also contributed to the increase in interest income.

  The increase in servicing income of 57.5% and 54.5% during the three and six-month periods ended June 30, 1997, respectively, compared to the same periods of 1996 resulted from the growth in the Company's average servicing portfolio. The Company's servicing income as a percentage of the serviced portfolio increased as a result of the product mix of the portfolio changing to products with higher servicing fees.

  Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, grew 51.4% and 50.7% during the three and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

  Interest expense increased 111.9% and 132.0% during the three and six-month periods ended June 30, 1997 as a result of higher interest rates and the Company maintaining a higher level of borrowings to fund its loan originations, commercial finance, and lease portfolios during the first six months of 1997 compared to 1996.

  Green Tree's dollar amount of cost of servicing increased 70.7% for the quarter and 65.0% for the six-month period ended June, 30 1997, compared to the same periods in 1996 as the Company's total average servicing portfolio grew 44.4%. The Company's cost of servicing as a percentage of the serviced portfolio increased as a result of the product mix change in the portfolio towards products which require more servicing resources.

  General and administrative expenses rose 89.8% and 88.1% for the three and six-month periods ended June, 30 1997. As a percentage of total finance volumes, these expenses have slightly increased compared to the same periods in 1996. The dollar growth is due primarily to an increase in personnel and other costs related to the continued expansion of the Company's new divisions as well as the increased volume of contracts the Company originated during the first six months of 1997.


  Capital Resources and Liquidity:

  The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

  Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations. During the second quarter of 1997 the Company completed five securitizations, two backed by manufactured housing loans, two by home equity and/or home improvement loans and one by consumer and equipment loans. Each securitized sale employed a senior/subordinate structure with a portion of the subordinate bonds enhanced by a corporate guarantee.

  Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the six-month period ended June 30, 1997 compared to the same period in 1996. Contributing to this growth is an increase in servicing revenue collected by the Company on its growing servicing portfolio, and growth in the interest only securities from the Company's ongoing securitizations.

  Net principal payments collected were positive for the six-month period ended June 30, 1997 and 1996 as a result of an increase in the contract principal payments collected by the Company but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio of contracts which have been sold.

  Interest on contracts increased significantly during the first six months of 1997 compared to the same period in 1996 as a result of the Company having a larger average outstanding contract portfolio.

  Interest on cash, investments and receivables increased during the first six months of 1997 compared to the same period in 1996 primarily as a result of the increase in lease, commercial finance, and revolving credit receivables.

  Cash paid to employees and suppliers increased $58,794,000 in the first six months of 1997 compared to the same period in 1996. This increase relates to the growth in the Company's total general and administrative expenses and servicing costs and the increase in the taxes paid in 1997 on the annual bonus of the chief executive officer pursuant to the terms of an employment agreement.

  Dividends paid by the Company increased 20.4% in the first six months of 1997 compared to the same period in 1996 as the Company's quarterly average dividend rate increased 20% over the 1996 quarterly average dividend rate for the first six months.

  The Company has a $2,000,000,000 commercial paper program which is used primarily for purposes of financing its contract inventory prior to the sale of those receivables in the form of securitization. This program is backed by both committed bank facilities and master repurchase agreements with various investment banking firms. As of June 30, 1997 the Company had issued and outstanding $758 million in notes under this program. During the second quarter, the Company established a financing conduit for it's equipment leasing business. As of June 30, 1997, the principal balance of the conduit was $409 million. Other short-term debt outstanding at June 30, 1997 totaled $17 million dollars.

  The Company has a three-year unsecured revolving line of credit totaling $750,000,000 which expires April 15, 1999, as well as a 364 day unsecured revolving line of credit totaling $750,000,000. As of June 30, 1997 the Company had no borrowings outstanding under these facilities. In addition, master repurchase agreements are in place with a variety of investment banking firms totaling $2,300,000,000 which are subject to the availability of eligible collateral. There were no outstanding balances under the master repurchase agreements as of June 30, 1997.



Financial Accounting Standards Board Statement No. 128

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which the Company is required to adopt on December 31, 1997. This adoption requires the Company to change the method currently used to compute earnings per share and to restate prior periods. The impact of this simplified "Earnings Per Share" methodology is not expected to have a material impact on earnings per share.

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

               None.

  ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

               None.

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Green Tree's Annual Meeting of Shareholders was held May 15, 1997. At the meeting the shareholders elected two directors of the Company and ratified the selection of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

  ITEM 5.      OTHER INFORMATION

               None.

  ITEM 6. (A)  EXHIBITS

               10(e). Amendment to the Master Repurchase Agreement between Green Tree Financial Corp.-Three and Merrill Lynch Mortgage Capital Inc. dated June 1, 1997.

               10(q). Reverse Repurchase Agreement between Green Tree Financial Corporation and Smith Barney Mortgage Capital Group Inc. dated June 1, 1997.

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


                                                GREEN TREE FINANCIAL CORPORATION



  DATE: August 14, 1997                         //s//  Edward L. Finn
                                               --------------------------------
                                               Edward L. Finn
                                               Executive Vice President and
                                                Chief Financial Officer



  DATE: August 14, 1997                         //s//  Joel H. Gottesman
                                               --------------------------------
                                               Joel H. Gottesman
                                               Senior Vice President,
                                                General Counsel and Secretary

                                 EXHIBIT INDEX



  Exhibit
  Number                    Exhibit
  ------                    -------

  10(e). Amendment to the Master Repurchase Agreement between Green Tree Financial Corp.-Three and Merrill Lynch Mortgage Capital Inc. dated June 1, 1997.

  10(q).                    Reverse Repurchase Agreement between
                            Green Tree Financial Corporation and
                            Smith Barney Mortgage Capital Group Inc.
                            dated June 1, 1997.

  11(a).                    Computation of Primary Earnings Per Share.

  11(b).                    Computation of Fully Diluted Earnings Per
                            Share.

  12.                       Computation of Ratio of Earnings to
                            Fixed Charges.

  27.                       Financial Data Schedule.