Form 10-Q
period 1997-09-30
GREEN TREE FINANCIAL CORP
filed 1997-11-14
CIK 890175

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

        { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   SEPTEMBER 30, 1997
                                               ------------------

                                       OR

        {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _____________ to _____________

                      Commission file number   1-08916
                                               -------

                      GREEN TREE FINANCIAL CORPORATION
   --------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               DELAWARE                              41-1807858
    -------------------------------    -----------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


 1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA                     55102-1639
 --------------------------------------------------------------  ----------
   (Address of principal executive offices)                      (Zip code)

       Registrant's telephone number, including area code: (612) 293-3400
                                                           --------------

 _____________________________________________________________________________
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES     X       NO
                                ------         -------

AS OF OCTOBER 31, 1997, 136,182,544 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                        QUARTER ENDED September 30, 1997

                                     INDEX

PART I -       FINANCIAL INFORMATION                                        PAGE

    Item 1.    Financial Statements                                            3

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

PART II -      OTHER INFORMATION

    Item 1.    Legal Proceedings                                              15

    Item 2.    Changes in Securities and Use of Proceeds                      15

    Item 3.    Defaults upon Senior Securities                                15

    Item 4.    Submission of Matters to a Vote of Security Holders            15

    Item 5.    Other Information                                              15

    Item 6.    Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                    16

EXHIBIT INDEX                                                                 17

Certain information included in this Form 10-Q may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking information may involve risks or uncertainties which are described in the Cautionary Statements contained in the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 1996. Investors are specifically referred to the Cautionary Statements for a discussion of factors which could affect the Company's operations and financial performance. Factors referenced in the Cautionary Statements include: prevailing economic conditions; ability to access capital resources; short-term interest rate fluctuations; the level of defaults and prepayments on loans made by the Company; competition; and regulatory changes. Any forward-looking information is based upon management's reasonable estimate of future results or
trends.   The Company does not undertake, and the Act specifically relieves the
Company from, any obligation to update any forward-looking statements.

                         PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                September 30, 1997      December 31, 1996
                                               --------------------    ------------------
                                                   (unaudited)

Assets:
  Cash and cash equivalents                       $  745,216,000        $  442,071,000
  Cash deposits, restricted                          196,313,000           171,484,000
  Other investments                                   18,254,000            11,925,000
  Interest only securities                         1,453,262,000         1,157,185,000
  Receivables:
     Lease                                           628,832,000           564,348,000
     Commercial finance                              495,291,000           212,920,000
     Consumer revolving credit                       131,510,000            40,803,000
     Other accounts receivable                       127,762,000            85,503,000
  Contracts and collateral                         1,014,890,000           453,008,000
  Servicing rights                                    79,061,000                    --
  Property, furniture and fixtures                   105,372,000            77,859,000
  Goodwill                                            56,926,000            58,950,000
  Other assets                                        18,831,000            21,988,000
                                               -----------------    ------------------
          Total assets                            $5,071,520,000        $3,298,044,000
                                               =================    ==================

Liabilities and Stockholders' Equity:
  Notes payable                                   $1,335,251,000        $  472,181,000
  Senior/Senior subordinated notes                   510,145,000           290,348,000
  Accounts payable and accrued liabilities           571,337,000           404,427,000
  Investor payable                                   486,244,000           346,272,000
  Income taxes, principally deferred                 689,611,000           539,362,000
                                               -----------------    ------------------
          Total liabilities                        3,592,588,000         2,052,590,000

  Common stock, $.01 par; authorized
     400,000,000 shares, issued 141,440,784
     shares (1997) and 139,782,706 shares
     (1996)                                            1,414,000             1,398,000
  Additional paid-in capital                         432,097,000           373,573,000
  Retained earnings                                1,212,880,000           926,695,000
  Net unrealized (loss) gain on securities
     available for sale                               (5,500,000)                   --
  Minimum pension liability adjustments               (2,299,000)           (2,299,000)
                                               -----------------    ------------------
                                                   1,638,592,000         1,299,367,000
  Less treasury stock, 5,298,256 shares (1997)
     and 2,051,000 shares (1996) at cost            (159,660,000)          (53,913,000)
                                               -----------------    ------------------
          Total stockholders' equity               1,478,932,000         1,245,454,000
                                               -----------------    ------------------
Total liabilities and stockholders' equity        $5,071,520,000        $3,298,044,000
                                               =================    ==================

                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           Three Months Ended Sept. 30
                                                     --------------------------------------
                                                            1997                 1996
                                                     -----------------    -----------------
Revenues:
  Gain on contract sales                                  $202,441,000         $134,110,000
  Interest                                                  99,645,000           54,541,000
  Servicing                                                 28,564,000           19,172,000
  Commission and other                                      17,610,000           11,842,000
                                                     -----------------    -----------------
                                                           348,260,000          219,665,000

Expenses:
  Interest                                                  45,166,000           16,931,000
  Cost of servicing                                         20,915,000           13,861,000
  General and administrative                                90,530,000           50,941,000
                                                     -----------------    -----------------
                                                           156,611,000           81,733,000
                                                     -----------------    -----------------

Earnings before income taxes                               191,649,000          137,932,000

Income taxes                                                72,827,000           52,414,000
                                                     -----------------    -----------------

Net earnings                                              $118,822,000         $ 85,518,000
                                                     =================    =================

Earnings per common and common
  equivalent share                                                $.85                 $.61
                                                                  ====                 ====

Weighted average common and common
  equivalent shares outstanding                            140,448,115          140,805,663


                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                          Nine Months Ended Sept. 30
                                                     -----------------------------------
                                                          1997                1996
                                                     ---------------     ---------------
Revenues:
  Gain on contract sales                                $542,371,000        $347,220,000
  Interest                                               262,961,000         152,700,000
  Servicing                                               80,398,000          52,733,000
  Commission and other                                    46,830,000          31,232,000
                                                     ---------------     ---------------
                                                         932,560,000         583,885,000

Expenses:
  Interest                                               111,360,000          45,462,000
  Cost of servicing                                       61,081,000          38,198,000
  General and administrative                             246,058,000         133,609,000
                                                     ---------------     ---------------
                                                         418,499,000         217,269,000
                                                     ---------------     ---------------

Earnings before income taxes                             514,061,000         366,616,000
Income taxes                                             195,343,000         139,314,000
                                                     ---------------     ---------------

Net earnings                                            $318,718,000        $227,302,000
                                                     ===============     ===============

Earnings per common and common
  equivalent share                                             $2.27               $1.62
                                                               =====               =====

Weighted average common and common
  equivalent shares outstanding                          140,594,665         140,210,839


                  See notes to unaudited financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   Nine Months Ended Sept. 30
                                                         --------------------------------------------
                                                                  1997                     1996
                                                         -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest payments collected         $   264,117,000          $   164,672,000
  Net principal payments collected                               132,597,000               74,835,000
  Interest on contracts                                           91,246,000               38,187,000
  Interest on cash, investments and receivables                   77,436,000               51,582,000
  Commissions                                                     32,259,000               23,760,000
  Other                                                            6,953,000               (2,713,000)
                                                         -------------------      -------------------
                                                                 604,608,000              350,323,000
                                                         -------------------      -------------------

  Cash paid to employees and suppliers                          (293,753,000)            (188,448,000)
  Interest paid on debt                                         (103,919,000)             (37,209,000)
  Income taxes paid                                              (35,532,000)             (36,525,000)
                                                         -------------------      -------------------
                                                                (433,204,000)            (262,182,000)
                                                         -------------------      -------------------
NET CASH PROVIDED BY OPERATIONS                                  171,404,000               88,141,000

  Purchase of contracts and leases                            (7,959,058,000)          (5,379,042,000)
  Proceeds from sale of contracts                              7,167,967,000            5,766,855,000
  Principal collections on contracts and leases                  343,021,000              100,674,000
  Proceeds from sale of commercial finance and
     revolving credit loans                                      150,000,000              199,950,000
  Commercial and revolving credit loans disbursed             (3,268,256,000)          (2,016,754,000)
  Principal collections on commercial and revolving
     credit loans                                              2,827,293,000            1,666,704,000
  Net cash deposits                                              (24,829,000)             (18,271,000)
                                                         -------------------      -------------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                          (592,458,000)             408,257,000
                                                         -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture and fixtures                   (46,407,000)             (22,667,000)
  Net (purchases) sales of investments                            (6,329,000)               7,486,000
                                                         -------------------      -------------------
NET CASH USED FOR INVESTING ACTIVITIES                           (52,736,000)             (15,181,000)
                                                         -------------------      -------------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                                   Nine Months Ended Sept. 30
                                                         --------------------------------------------
                                                                  1997                     1996
                                                         -------------------      -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                              7,402,625,000            4,447,278,000
  Repayments on credit facilities                             (6,539,554,000)          (4,529,492,000)
  Borrowings of long-term debt                                   220,000,000                       --
  Dividends paid                                                 (32,532,000)             (25,707,000)
  Common stock repurchased                                      (105,748,000)                      --
  Common stock issued                                              3,548,000                3,714,000
                                                         -------------------      -------------------
NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                                           948,339,000             (104,207,000)
                                                         -------------------      -------------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    303,145,000              288,869,000
CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                                      442,071,000              295,767,000
                                                         -------------------      -------------------

CASH AND CASH EQUIVALENTS END OF
  PERIOD                                                     $   745,216,000          $   584,636,000
                                                         ===================      ===================

RECONCILIATION OF NET EARNINGS TO NET
  CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                               $   318,718,000          $   227,302,000
  Provision for income taxes                                     195,343,000              139,314,000
  Depreciation and amortization                                   25,867,000               15,491,000
  Interest only securities and servicing rights
     recorded, less net contract payments collected             (253,806,000)            (258,186,000)
  Amortization of deferred servicing revenue                              --              (19,482,000)
  Amortization of servicing rights                                 9,748,000                       --
  Accretion of yield on interest only securities                 (91,788,000)             (57,030,000)
  Net decrease in cash deposits                                  (24,829,000)             (18,271,000)
  Purchase of contracts and leases, net of sales and
     principal collections                                      (475,905,000)             488,487,000
  Commercial and revolving credit loans disbursed,
     net of sales and principal collections                     (290,963,000)            (150,100,000)
  Net selling expenses on sale of contracts                       45,838,000               39,523,000
  Increase in interest payable                                     7,386,000                6,037,000
  Income taxes paid                                              (35,532,000)             (36,525,000)
  Increase in cash paid to employees and suppliers                (8,054,000)             (29,917,000)
  Other                                                          (14,481,000)              61,614,000
                                                         -------------------      -------------------

NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                       $  (592,458,000)         $   408,257,000
                                                         ===================      ===================

                  See notes to unaudited financial statements

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

Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the classifications used in the September 30, 1997 financial statements. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

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

Servicing rights are carried at allocated cost and amortized in proportion to and over the estimated period of net servicing income. Servicing rights are evaluated for impairment on an ongoing basis and, to the extent the recorded amount exceeds the fair value of those servicing rights, a valuation allowance is established through a charge to earnings. Upon subsequent measurement of the fair value of these servicing rights in future periods, if the fair value equals or exceeds the carrying amount, any previously recorded valuation allowance would be deemed unnecessary and, therefore, represent current period earnings only to the extent of such previously recorded allowance. No valuation allowance with respect to the servicing rights was necessary at September 30, 1997.

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

In connection with the gain on sale of contracts and recording interest only securities retained for the nine-month period ended September 30, 1997 the Company provided $307 million for projected net credit losses on a discounted basis. For the same period the Company incurred $175 million of net credit losses.

The Company, along with other financial services companies, has experienced higher prepayment activity in its portfolio, particularly with respect to manufactured housing loans made in the higher interest rate environment of 1994 and 1995. Since the end of the third quarter of 1997, the Company has undertaken a special review of prepayment rates for such loans and the assumptions utilized in its models to compute the value of its interest only securities. Preliminarily, the Company has determined that a write down of the value of its interest only securities in an amount estimated to be in the range of $125 to $150 million will be made for the quarter ended December 31, 1997. Depending on the final results of the review, the actual valuation adjustment may be greater or less than this amount. The valuation adjustment will result in a fourth quarter pre-tax reduction to earnings equal to the amount of the adjustment. The Company has also instituted programs to reduce the number of prepayments and loss severity, and the Company's management will monitor the effect of these programs in connection with its quarterly review of the valuation of its interest only securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Green Tree Financial Corporation ("Green Tree" or the "Company") is a diversified financial services company that provides financing for manufactured housing, home equity, home improvements, consumer products, and equipment and provides consumer and commercial revolving credit. The Company's financing products include both fixed term and revolving loans and leases. The Company's insurance agencies market physical damage and term mortgage life insurance and other credit protection relating to the customers' contracts it services.

Results of Operations:

The following table shows the percentage change in revenues, expenses and earnings for the three and nine-month periods ended September 30, 1997 as compared to the same period of 1996.

                                            Three-month                Nine-month
                                         period-to-period           period-to-period
                                        increase Sept. 30,         increase Sept. 30,
                                           1996 to 1997               1996 to 1997
                                     ----------------------     ----------------------
Revenues:
  Gain on contract sales                      51.0%                      56.2%
  Interest                                    82.7                       72.2
  Service                                     49.0                       52.5
  Commission and other                        48.7                       49.9
Expenses:
  Interest                                   166.8                      145.0
  Cost of servicing                           50.9                       59.9
  General and administrative                  77.7                       84.2
Earnings before income taxes                  38.9                       40.2
Net earnings                                  38.9                       40.2

Gain on contract sales increased 51.0% and 56.2% for the three and nine-month periods ended September 30, 1997, respectively, over the same periods in 1996 as a result of the increased dollar volume of contracts sold, higher interest rate spreads on manufactured housing sales, and longer average terms on the contracts sold. For the quarter ended September 30, 1997, total contract sales increased $536,373,000 or 23.2% over the same period in 1996.

The following table sets forth the Company's fixed term contract originations and sales for the three and nine-month periods ended September 30, 1997 and 1996. Dollar amounts are in thousands.

                                     Three-month period ended             Nine-month period ended
                                            Sept. 30,                            Sept. 30,
                                --------------------------------     --------------------------------
                                      1997              1996               1997              1996
                                --------------    --------------     --------------    --------------
Originations:
  Manufactured Housing              $1,603,084        $1,415,401         $4,111,419        $3,658,540
  Home Equity/ Home
     Improvement                       967,038           407,899          2,437,855           925,843
  Consumer                             286,385           269,857            769,449           691,847
  Commercial and Equipment             292,846            79,701            768,045           200,879
                                --------------    --------------     --------------    --------------
          Total                     $3,149,353        $2,172,858         $8,086,768        $5,477,109
                                ==============    ==============     ==============    ==============

Sales:
  Manufactured Housing              $1,599,997        $1,555,052         $3,969,983        $3,783,235
  Home Equity/Home
     Improvement                       749,925           394,065          2,016,778           805,351
  Consumer                             321,327           249,305            767,991           832,584
  Commercial and Equipment             178,672           115,130            459,319           384,029
                                --------------    --------------     --------------    --------------
          Total                     $2,849,921        $2,313,552         $7,214,071        $5,805,199
                                ==============    ==============     ==============    ==============


The Company believes that its market share of contracts for financing new manufactured housing increased in the first nine months of 1997 compared to the same period in 1996. During this same time period the manufactured housing market experienced a decrease in new home shipments as compared to the prior year. The Company's dollar volume of new manufactured housing contract originations rose 13% and 12% during the three and nine-month periods ended September 30, 1997, respectively, over the same periods in 1996. The number of new contracts originated by the Company during the first nine months of 1997 has grown from 1996 and the average contract size has also increased due to a trend in the Company's manufactured home financing to more land-and-home contracts and slight price increases by the manufactured housing manufacturers. The dollar volume of previously owned manufactured housing contract originations rose 34.3% and 28.3% for the three and nine months, respectively, compared to the same periods in 1996.

The dollar volume of home equity/home improvement contract originations rose 137% for the quarter and 163% for the nine-month period ended September 30, 1997 over the same periods of 1996 to $2,437,855,000. Consumer originations rose 6% and 11% for the three and nine-month periods ended September 30, 1997 compared to the same periods in 1996 to $769,449,000. Commercial and equipment fixed term loan and lease originations increased 267% for the quarter and 282% for the nine months ended at September 30, 1997 over the same periods in 1996 to $768,045,000. The overall growth in these originations resulted from new manufactured housing dealer participation programs, expanding the number of relationships with dealers, and the growth in the Company's home equity originations network, as well as the addition of the equipment leasing business.

The following table reflects the composition of the Company's servicing portfolio at September 30, 1997 and 1996. Dollar amounts are in thousands.

                                                        Sept. 30
                                         ------------------------------------
                                                1997                1996
                                         ----------------    ----------------
Servicing Portfolio:

  Fixed term contracts                        $24,214,000         $16,996,000
  Commercial revolving credit                   1,464,000             958,000
  Consumer revolving credit                       247,000              25,000
                                         ----------------    ----------------
          Total                               $25,925,000         $17,979,000
                                         ================    ================

Interest income is realized from interest only securities, commercial finance and revolving credit receivables, contract and lease inventory, cash deposits, and short-term investments. Interest income grew 82.7% and 72.2% during the three and nine-month periods ended September 30, 1997 compared to the same periods in 1996 primarily from increased earnings on the Company's commercial finance and lease receivables and the increase in interest only securities. Due to higher origination levels, contract inventory for the nine-months ended September 30, 1997 was higher on average than the same period in 1996 which also contributed to the increase in interest income.

The increase in servicing income of 49.0% and 52.5% during the three and nine-month periods ended September 30, 1997, respectively, compared to the same periods of 1996 resulted from the growth in the Company's average servicing portfolio. The Company's servicing income as a percentage of the serviced portfolio increased as a result of the product mix of the portfolio changing to products with higher servicing fees.

Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, grew 48.7% and 49.9% during the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

Interest expense increased 166.8% and 145.0% during the three and nine-month periods ended September 30, 1997, as a result of higher interest rates and the Company maintaining a higher level of borrowings to fund its loan originations, commercial finance, revolving credit, and lease portfolio during the first nine months of 1997 compared to 1996.

Green Tree's dollar amount of cost of servicing increased 50.9% for the quarter and 59.9% for the nine-month period ended September 30, 1997, compared to the same periods in 1996 as the Company's total average servicing portfolio grew 44.2%. The Company's cost of servicing as a percentage of the serviced portfolio increased as a result of the product mix change in the portfolio towards products which require more servicing resources.

General and administrative expenses rose 77.7% and 84.2% for the three and nine-month periods ended September 30, 1997. As a percentage of total finance volumes, these expenses have slightly increased compared to the same periods in 1996. The dollar growth is due primarily to an increase in personnel and other costs related to the continued expansion of the Company's new divisions as well as the increased volume of contracts the Company originated during the first nine months of 1997.

Capital Resources and Liquidity:

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations. During the third quarter of 1997 the Company completed four public securitizations, two backed by manufactured housing loans, one by home equity and/or home improvement loans and one by consumer and equipment loans. Each securitized sale employed a senior/subordinate structure with a portion of the subordinate bonds enhanced by a corporate guarantee. Additionally, the Company completed a private securitization of its consumer revolving credit portfolio during the quarter utilizing a revolving master trust structure.

Servicing fees and net interest payments collected, which has been the Company's principal source of cash, increased during the nine-month period ended September 30, 1997 compared to the same period in 1996. Contributing to this growth is an increase in servicing revenue collected by the Company on its growing servicing portfolio, and growth in the interest only securities from the Company's ongoing securitizations.

Net principal payments collected were positive for the nine-month period ended September 30, 1997 and 1996 as a result of an increase in the contract principal payments collected by the Company but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio of contracts which have been sold.

Interest on contracts increased significantly during the first nine months of 1997 compared to the same period in 1996 as a result of the Company having a larger average outstanding contract portfolio.

Interest on cash, investments and receivables increased during the first nine months of 1997 compared to the same period in 1996 primarily as a result of the increase in commercial finance, lease, and revolving credit receivables.

Cash paid to employees and suppliers increased $105,305,000 in the first nine months of 1997 compared to the same period in 1996. This increase relates to the growth in the Company's total general and administrative expenses and servicing costs and the increase in the taxes paid in 1997 on the annual bonus of the chief executive officer pursuant to the terms of an employment agreement.

Dividends paid by the Company increased 26.6% in the first nine months of 1997 compared to the same period in 1996 as the Company's quarterly average dividend rate increased 16.7% over the 1996 quarterly average dividend rate for the first nine months.

The Company has a $2,000,000,000 commercial paper program which is used primarily for purposes of financing its contract inventory prior to the sale of those receivables in the form of securitization. This program is backed by both committed bank facilities and master repurchase agreements with various investment banking firms. As of September 30, 1997 the Company had issued and outstanding $962 million in notes under this program.

During the second quarter, the Company established a financing conduit for its equipment leasing business. As of September 30, 1997, the principal balance of
the conduit was $359 million.   Other short-term debt outstanding at September
30, 1997 totaled $14 million.

The Company has a three-year unsecured revolving line of credit totaling $750,000,000 which expires April 15, 1999, as well as a 364 day unsecured revolving line of credit totaling $750,000,000. As of September 30, 1997 the Company had $15 million in borrowings outstanding under the three-year facility. In addition, master repurchase agreements are in place with a variety of investment banking firms totaling $2,800,000,000 which are subject to the availability of eligible collateral. There were no outstanding balances under the master repurchase agreements as of September 30, 1997.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." which the Company is required to adopt on December 31, 1997. This adoption requires the Company to change the method currently used to compute earnings per share and to restate prior periods. The impact of this simplified "Earnings Per Share" methodology is not expected to have a material impact on earnings per share.

In June, 1997, The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which the Company is required to adopt effective December 31, 1997. This adoption will have no financial impact to the Company , but will require new disclosure information. The Company's management is currently reviewing the disclosure requirements.

In June, 1997, The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which the Company is required to adopt for the 1998 fiscal period. This adoption does not require that segment information be reported in interim periods in the initial year, but that segment information is disclosed in the following year for comparability purposes. The segmentation disclosure requirements are under review by the Company's management.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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



                              GREEN TREE FINANCIAL CORPORATION



DATE:  November 14, 1997  //s//   Edward L. Finn
                          ----------------------
                              Edward L. Finn
                              Executive Vice President and Chief
                               Financial Officer



DATE:  November 14, 1997  //s//  Joel H. Gottesman
                          ------------------------
                              Joel H. Gottesman
                              Senior Vice President, General Counsel
                               and Secretary

                                 EXHIBIT INDEX


Exhibit Number        Exhibit
--------------        -------

11(a).                Computation of Primary Earnings Per Share.

11(b).                Computation of Fully Diluted Earnings Per Share.

12.                   Computation of Ratio of Earnings to Fixed Charges.

27.                   Financial Data Schedule.