Form 10-K405/A
period 1996-12-31
GREEN TREE FINANCIAL CORP
filed 1998-03-19
CIK 890175

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ------------------------
                                 FORM 10-K/A
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF g THE SECURITIES EXCHANGE ACT OF 1934

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

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

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

The Company was originally incorporated under the laws of the State of Minnesota in 1975. In 1995 the Company reincorporated under the laws of the State of Delaware. Green Tree Financial Corporation's principal executive offices are located at 1100 Landmark Towers, 345 Saint Peter Street, Saint Paul, Minnesota 55102-1639, and its telephone number is (612) 293-3400. Unless the context otherwise requires, "Green Tree" or the "Company" means Green Tree Financial Corporation and its subsidiaries.

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

The majority of the Company's sales contracts for manufactured home purchases are financed on a conventional basis, with a small number of units insured by the FHA or partially guaranteed by the VA. With respect to manufactured housing, the relative volume of conventional, FHA or VA contracts originated by the Company depends on customer and dealer preferences as well as prevailing market conditions. The Company has developed more cost effective conventional manufactured housing lending programs and as a result, FHA and VA contracts represented less than 1% of the Company's manufactured housing originations during 1996. FHA and VA contracts constituted 5% of the Company's servicing portfolio at December 31, 1996 with approximately 95% of these contracts being FHA. Manufactured housing contracts are generally subject to minimum down payments of at least 5% of the amount financed. The Company offers manufactured housing contract terms of up to 30 years.

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

In 1996, new manufactured housing shipments rose to approximately 363,0000 units, a 7% increase over 1995. The Company continues to benefit from this increase and believes that it is maintaining its market share of contracts for financing new manufactured homes. Competition to finance manufactured home purchases continues to be strong, and there can be no assurance that such competition will not intensify in the future. Significant decreases in consumer demand for manufactured housing, or significant increases in competition, could have an adverse effect on the Company's financial position and results of operations.

Home Equity

The Company began originating and purchasing home equity loans in January 1996. Through a system of regional offices, the Company markets its home equity lending directly to consumers using a variety of techniques. The Company also reviews and re-underwrites loan applications forwarded by correspondent lenders.

During 1996, approximately 25% of home equity loan originations resulted from the Company's personnel marketing directly to the consumer. The remaining loan originations were primarily transactions between the Company and correspondents, with a much smaller percentage of transactions occurring between the Company and brokers. Typically, home equity loans are secured by first and second liens on site-built homes. Homes used for collateral in securing home equity loans may be either residential or investor owned one - to four-family homes having a minimum appraised value of $25,000.

Home Improvement

The types of home improvements financed by the Company include exterior renovations, including windows, siding and roofing; pools and spas; kitchen and bath remodeling; and room additions and garages. The Company may also, under certain limited conditions, extend additional credit beyond the purchase price of the home improvement for the purposes of debt consolidation.

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

The volume of fixed term contracts originated by the Company during the past five years and certain other information for each of those years is indicated below:

                                                        Year ended December 31
                        --------------------------------------------------------------------------------------
                            1996              1995              1994               1993             1992(a)
                        -------------    --------------    --------------     --------------    --------------
                                                        (dollars in thousands)
Volume of contracts:
Manufactured
  Housing                 $4,882,018        $4,159,836        $3,201,491         $2,449,121        $1,208,866
Home Improvement/
  Home Equity              1,490,720           626,986           465,523            169,443            75,287
Consumer/Other             1,192,579           471,153            96,172             47,442            34,911
                       --------------    --------------    --------------     --------------    --------------
   Total                  $7,565,317        $5,257,975        $3,763,186         $2,666,006        $1,319,064
                       ==============    ==============    ==============     ==============    ==============

Number of contracts:
Manufactured
  Housing                    143,145           133,398           117,742             96,934            53,484
Home Improvement/
  Home Equity                 65,752            49,135            39,375             16,926             8,384
Consumer/Other                77,834            38,828            11,333              6,161             4,235
                             -------           -------           -------            -------            ------
   Total                     286,731           221,361           168,450            120,021            66,103
                             =======           =======           =======            =======            ======

Weighted average interest rates:
Manufactured
  Housing                       10.2%             10.7%             11.0%              10.1%             11.5%
Home Improvement/
  Home Equity                   12.1              12.5              12.1               12.6              13.9
Consumer/Other                  11.2              11.8              11.7               13.2              14.7
                               -----              ----              ----               ----              ----
     Weighted average
     interest rate              10.7%             11.0%             11.2%              10.3%             11.7%
                               =====              ====              ====               ====              ====

--------------------------

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

In 1996, no single dealer accounted for more than one percent of the total number of contracts originated by the Company. Likewise, no single contractor, dealer or vendor accounted for more tan two percent of the total number of contracts or leases originated by the Company.

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

POOLING, DISPOSITION AND RELATED SALES STRUCTURES OF CONTRACTS, NET INTEREST MARGIN CERTIFICATES AND FLOOPLAN RECEIVABLES

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

Manufactured housing, home improvement, home equity and consumer and equipment finance contracts are pooled and sold by the Company through securitized asset sales which have been either single class or senior/subordinate pass-through structures. Under certain securitized sales structures corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral have been provided by the Company as credit enhancements. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. Customer principal and interest payments are deposited in separate bank accounts as received by the Company and are held for monthly distribution to the certificateholders.

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

Information on the Company's securitized asset sales is as follows:

                                               Year ended December 31
                         -------------------------------------------------------------------
                           1996          1995           1994          1993          1992
                         ----------    ----------     ----------    ----------    ----------
                                               (dollars in millions)
Contracts sold:
  Manufactured Housing      $5,033        $4,020         $3,226        $2,303        $1,716 (a)
  Home Equity/Home
    Improvement              1,324           579            544            43            72
  Consumer/Other             1,556            --             --            --            84
                         ----------    ----------     ----------    ----------    ----------
                             7,913         4,599          3,770         2,346         1,872

NIM Certificates                --           308            600            --            --
Floorplan/Asset-Based
  Receivables                  500           428             --            --            --
                         ----------    ----------     ----------    ----------    ----------
       Total                $8,413        $5,335         $4,370        $2,346        $1,872
                         ==========    ==========     ==========    ==========    ==========

(a) Includes $533 million of contracts purchased from the RTC.

                                        Year ended December 31
                                 -----------------------------------
                                  1996   1995   1994   1993   1992
                                 ------ ------ ------ ------ -------
Weighted average yield to
  investors on contracts sold:
Manufactured Housing               7.4%   7.3%   8.1%   6.5%   7.7%
Home Improvement/Home Equity       7.2    7.0    8.0    6.4    7.3
Consumer/Other                     6.0     --     --     --    6.4
                                  ----   ----   ----   ----   ----
     Weighted average yield        7.1%   7.2%   8.1%   6.5%   7.6%
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

The following table reflects the composition of the Company's servicing portfolio at December 31, for the years indicated on contracts it originated.

                                            December 31
                       ------------------------------------------------------
                          1996        1995       1994       1993     1992
                       ----------- ----------- ---------- -------- ----------
                                        (dollars in millions)

Fixed term contracts      $18,965     $13,314     $9,653    $7,194    $5,623
Revolving credit            1,108         574        168       --       --
                       ----------- ------------ ---------- --------  --------
   Total                  $20,073     $13,888     $9,821    $7,194    $5,623
                       =========== ============ ========== ========  ========

Number of contracts
  serviced                826,863     656,845    511,519   406,393   340,315


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

The following table provides certain information with respect to the delinquency and loss experience of fixed term contracts the Company originated.

                                         At or for the year ended December 31
                                    --------------------------------------------
                                      1996     1995     1994      1993    1992
                                    ------- -------- --------  -------- --------

Number of contracts delinquent (a)     2.33%   1.92%    1.49%    1.55%     1.86%
Repossessed contracts sold (b)         2.05    1.51     1.55     1.87      2.53
Annual net repossession losses (c)      .82     .60      .63      .85      1.16
Repossession inventory (d)              .69     .51      .43      .51       .58


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

The following table provides certain information with respect to new written premiums (gross premiums on new or renewal policies issued less cancellations of previous policies) on policies written by the Company. The Company acts as an agent with respect to the sale of such policies and, in some cases, the Company also acts as reinsurer of such policies.

                                                Year ended December 31
                              ----------------------------------------------------------
                                 1996         1995         1994     1993        1992
                              ------------ ------------ ---------- ---------- ----------
                                                   (dollars in thousands)
Net written premiums:
  Physical damage                 $91,883      $82,438     $63,979   $48,172    $35,500
  Credit/Mortgage Insurance        12,125       10,154       7,240     5,683      5,303
                              ------------ ------------ ----------- ---------- ---------
     Total                       $104,008      $92,592     $71,219   $53,855    $40,803
                              ============ ============ ============ ========= =========

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

The Company is subject to state usury laws. Generally, state laws has been preempted by federal law with respect to certain manufactured home, mortgage lending and home improvement products, although certain states have enacted legislation superseding federal law. To be eligible for the federal preemption, the Company's contract form must comply with certain consumer protection provisions. The Company offers its products within the limitations set by the state usury laws and federal preemption of these laws.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company has been served with various lawsuits which were filed against the Company in United States District Court for the District of Minnesota. These Lawsuits were filed by certain stockholders of the Company as purported class actions on behalf of persons or entities who purchased common stock of the Company during the alleged class periods that generally run from February 1995 to January 1998. In addition to the Company, certain current and former officers and directors of the Company are named as defendants in one or more of the lawsuits. The Company and the other defendants intend to seek consolidation of each of the lawsuits in the United States District Court for the District of Minnesota. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of the Company (particularly with respect to prepayment assumptions and performance of certain of the Company's loan portfolios) which allegedly rendered the Company's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

In addition, the nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available that the resolution of these legal matters will not result in any material adverse effect on its consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is traded on the New York and Pacific Stock Exchanges under the symbol "GNT". The following table sets forth, the periods indicated, the range of the high and low sale prices.

        1995                       High                        Low
---------------------         ----------------           -----------------
First quarter                  $  20-1/2                  $  14-3/8
Second quarter                    23-5/16                    18-3/4
Third quarter                     31-7/16                    21-11/16
Fourth quarter                    32-3/8                     25

        1996                       High                        Low
---------------------         ----------------           -----------------
First quarter                 $   36                      $  23-1/4
Second quarter                    35-1/8                     30-3/8
Third quarter                     39-1/4                     30-1/8
Fourth quarter                    41-7/8                     36-5/8

The above stock prices, as well as all other share and per share amounts referenced in this Annual Report on Form 10-K/A have been restated to reflect the two-for-one stock splits effected in the form of stock dividends in June 1994 and October 1995.

On February 28, 1997, the Company had approximately 1,058 stockholders of record of its Common Stock including the nominee of The Depository Trust Company which held approximately 132,960,580 shares of common stock.

The Company has paid cash dividends since December 1986. The 1996 quarterly dividend rate for the first three quarters was $0.0625 per share. In September 1996, the Board of Directors approved an increase in the quarterly dividend rate to $0.075 per share effective for the December 1996 dividend. The payment of future dividends will depend on the Company's financial condition, prospects and such other factors as the Board of Directors may deem relevant. Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and Common Stock repurchases. At December 31, 1996, such payments were limited to $64,350,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter periods less dividends paid.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                     Year ended December 31
                            -------------------------------------------------------------------------
                              1996(b)          1995           1994           1993          1992
                            -------------  -------------  -------------  ------------- --------------
                                          (dollars in thousands except per-share data)
Income                          $724,111       $711,320       $497,427       $366,680        $246,615
Earnings before income
  taxes                          323,829        409,628        302,131        200,537        118,806
Earnings before
  extraordinary loss (a)         200,774        253,969        181,279        116,423         72,472
Net earnings                     200,774        253,969        181,279        116,423         55,015
Earnings per common share:
    Before extraordinary
      loss (a)                      1.43           1.81           1.31            .90            .61
    Net earnings                    1.43           1.81           1.31            .90            .45
Cash dividends per
   common share                      .26            .20            .12            .09            .08
At year-end:
  Excess servicing
     rights receivables       $1,451,061     $  764,617     $  533,182     $  843,489     $  640,647
  Total assets                 3,591,920      2,383,546      1,771,839      1,739,502      1,167,055
  Total debt                     762,529        383,546        309,319        515,004        376,043
  Allowance for losses
     on contracts sold           493,876        163,337         84,016        222,135        189,669
  Stockholders' equity         1,137,492        925,022        725,891        549,429        298,834

(a) Before extraordinary loss relating to the debt exchange in 1992.
(b) Financial information for 1996 has been restated. (See Note O to Consolidated Financial Statements)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

INTRODUCTION

As more fully described in the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct the December 31, 1996 valuation of the Company's excess servicing rights and the expense related to the Chief Executive Officers' stock bonus plan.

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

In initially valuing its excess servicing rights receivable, the Company establishes an allowance for expected losses, based upon historical experience and management's best estimate of future credit losses likely to be incurred. The amount of this allowance is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of the NIM Certificates. The Company believes that its allowance for losses on contracts sold is adequate and consistent with current economic conditions as well as historical default and loss experiences of the Company's entire loan portfolio. The allowance for losses on contracts sold is shown separately as a liability. The allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of loses. The outstanding security balances of contracts at December 31, 1996 were $1,046,490,000 of GNMA certificates and $16,784,024,000 related to securitized transactions and whole loan sales.

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

                                                                                      Period-to-period
                                             As a percentage of income for           increase (decrease)
                                               the year ended December 31          ------------------------
                                          -------------------------------------     1995 to      1994 to
                                             1996         1995         1994          1996         1996
                                          ---------     ---------     -------       --------     --------
Income:
  Net gains on contract sales                102.4%       94.4%         91.4%          10.4%       47.7%
  Provision for losses on contract
     sales                                   (48.6)      (31.4)        (27.0)          57.7        65.9
  Interest                                    29.8        24.8          22.4           22.3        58.0
  Service                                     10.1         7.5           8.1           36.8        33.7
  Commissions and other                        6.3         4.7           5.1           38.5        29.3
                                          -----------  -----------  -----------
  Total income                               100.0%      100.0%        100.0%
                                          ===========  ===========  ===========

Expenses:
  Interest                                     9.7%        8.1%          8.4%          22.2        37.7
  Cost of servicing                            7.3         5.5           6.2           35.4        26.9
  General and administrative                  38.3        28.8          24.7           35.1        67.1
Earnings before income taxes                  44.7        24.7          60.7          (20.9)       35.6
Net earnings                                  27.7        35.7          36.4          (20.9)       40.1


Net gains on contract sales increased 10.4% and 47.7% for the years ended December 31, 1996 and 1995, respectively, as a result of increased dollar volume of contracts sold, and longer average terms on the manufactured home, home equity and home improvement contracts sold in 1996. This increase in net gains on contract sales includes the impact of a write down to the carrying value of the Company's excess servicing rights receivable of $200 million. Excluding the impact of this write down, net gains on contract sales increased 40.2% for the year. In addition, net gains on contract sales for 1996 was partially offset by decreased interest rate spreads on the contracts sold and a change in mix of contracts sold. During 1996 and 1995, total contract sales increased $3,314,270,000 or 72.1% and $829,317,000, or 22.0%, respectively. The Company's net gains on contract sales in 1995 reflect higher interest rate spreads on contracts sold while 1994's net gain on contract sales was partially offset by decreased interest rate spreads on contracts sold.

Prevailing interest rates are typically affected by economic conditions. Changes in interest rates generally do not inhibit the Company's ability to compete, although from time to time, in particular geographic areas, local competition may be able to offer more favorable rates. Because of the size of the excess servicing spread (which enables the Company to absorb changes in interest rates) and the relatively short period of time between origination and sale of contracts, the Company's ability to sell contracts is generally not affected by changes in interest rates, although the amount of earnings may be affected. Average excess servicing spreads were 3.6%, 3.8% and 3.1% for 1996, 1995, and 1994, respectively. Excess servicing spreads decreased during 1996 as the rates on the Company's sales of securitized loans increased faster than the rates on the contracts originated by the Company, partially offset by a changing mix of contracts sold.

The increase in the provision for losses on contracts sales of 57.7% in 1996 reflects the growth in total contract sales and the Company's increased provision for losses on manufactured housing contract sales as a percentage of contracts sold. The increased loss provision as a percentage of manufactured housing contracts sold is a result of increasing average contract terms and the changing mix of originations to loans which have a lower down payment. The 65.9% increase in the provision for losses on contract sales during 1995 is a result of increasing average contract terms and the changing mix of originations to a higher percentage of conventional contracts and to loans which have a lower down payment. An important factor in controlling the Company's credit risk is the geographic dispersion of the portfolio. At December 31, 1996, no state accounted for more than 10% of all contracts serviced by the Company. The Company continually monitors its dispersion of contracts as economic downturns are often more severely felt in certain geographic areas than others.

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

General and administrative expenses rose 35.1% and 67.1% during 1996 and 1995, respectively. The primary reason for these increases in both 1996 and 1995 relates to the compensation of the chief executive officer pursuant to the terms of an employment agreement, the majority of such expense being paid in stock. As a percentage of contract originations, however, general and administrative expenses have remained relatively constant.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) was issued in October 1995 and requires that the impact of the fair value of employee stock-based compensation plans on net income and earnings per share be disclosed on pro forma basis in a footnote to the consolidated financial statements for awards granted in fiscal years beginning after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Alternatively, SFAS No. 123 permits a company to record the fair value of employee stock-based compensation plans as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans. Adoption of SFAS No. 123 is required for fiscal years beginning after December 15, 1994. In adopting SFAS No. 123, the Company has disclosed the impact on net income and earnings per share on a pro forma basis in a footnote to the consolidated financial statements.

Inflation has not had a material effect on the Company's income or earnings over the past three fiscal years.

CAPITAL RESOURCES AND LIQUIDITY

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations. Under certain securitized sales structures, corporate guarantees, bank letters of credit, surety bonds, cash deposits or other equivalent collateral have been provided by the Company as credit enhancements. The Company analyzes the cash flows unique to each transaction, as well as the marketability and earnings potential of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During 1996, the Company used a senior/subordinated structure for each of its ten manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During 1996, the Company's home improvement and home equity loan sales included two separate but cross-collateralized loan pools, both of which employed a senior/subordinated structure with a limited guarantee on a portion of the subordinate certificates. The Company's first quarter sale of consumer products and equipment finance loans employed a multi-class credit tranched grantor trust structure with a limited corporate guarantee on the most junior tranche. In the second and third quarters of 1996, the Company's consumer products and equipment finance loan sales employed a multi-class credit tranched owner trust structure with floating rate senior certificates and a limited corporate guarantee on the most junior fixed rate certificates. In addition, the Company completed, in the fourth quarter of 1996, a sale of consumer product, equipment finance, non-lien home improvement and certain home equity loans which employed a multi-class credit-tranched owner trust structure with fixed and floating rate senior certificates and a limited corporate guarantee on the most junior fixed rate certificates. The Company also sold in the fourth quarter of 1996 approximately $500 million of floorplan and asset-based receivables through a revolving trust. Another liquidity source for the Company is its ability to sell portions of its excess servicing rights receivable in the form of securitized NIM Certificates. During 1995 to 1994 the Company sold $308,000,000 and $600,400,000 of NIM
Certificates, respectively. These certificates represent approximately 72% to 78% of the estimated present value of future excess servicing cash flows derived from the Company's sales of certain manufactured housing contracts between 1978 and 1995. Net proceeds to the Company from these sales were used to reduce short-term borrowings supporting ongoing loan originations.

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

OTHER MATTERS

Certain information included in this Form 10-K/A and Annual Report may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking information may involve risks or uncertainties which are described in the Cautionary Statements contained in the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 1996. Investors are specifically referred to the Cautionary Statements for a discussion of factors which could affect the Company's operations and financial performance. Factors referenced in the Cautionary Statements include: prevailing economic conditions; ability to access capital resources; short-term interest rate fluctuations; the level of defaults and prepayments on loans made by the Company; competition; and regulatory changes. Any forward-looking information is based upon management's reasonable estimate of future results or trends. The Company does not undertake, and the Act specifically relieves the Company from, any obligation to update any forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                  FINANCIAL STATEMENTS FURNISHED PURSUANT TO
                       THE REQUIREMENTS OF FORM 10-K/A

                                      AND

                         INDEPENDENT AUDITORS' REPORT

                  YEARS ENDED DECEMER 31, 1996, 1995 AND 1994

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Green Tree Financial Corporation
Saint Paul, Minnesota:

We have audited the accompanying consolidated balance sheets of Green Tree Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and the financial statement schedule listed in the Index at Item 14(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements and financial statement schedule based on our audits.

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



/s/ KPMG PEAT MARWICK LLP

Minneapolis, Minnesota
January 24, 1997, Except as to notes B, G, H, I, K and O, which are as of January 27, 1998.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31
                                                     -----------------------------------------
                                                            1996                   1995
                                                     ------------------     ------------------
ASSETS:
  Cash and cash equivalents (Note A)                    $   442,071,000        $   295,767,000
  Cash deposits, restricted (Note F)                        171,484,000            159,311,000
  Other investments (Note A)                                 11,925,000             19,880,000
  Receivables:
    Excess servicing rights (Notes A, B, and O)           1,451,061,000            764,617,000
    Lease (Note B)                                          570,407,000                     --
    Commercial finance (Note B)                             212,920,000            141,793,000
    Revolving credit (Note B)                                40,803,000                     --
    Other                                                    85,503,000             52,546,000
  Contracts and collateral (Notes C, E and F)               453,008,000            884,303,000
  Property, furniture and fixtures (Note D)                  77,859,000             57,104,000
  Goodwill (Note A)                                          58,950,000                     --
  Other assets                                               15,929,000              8,225,000
                                                     ------------------     ------------------
       Total assets                                      $3,591,920,000         $2,383,546,000
                                                     ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Notes payable (Note E)                                 $  472,181,000        $    93,662,000
  Senior/Senior subordinated notes (Note E)                 290,348,000            289,884,000
  Allowance for losses on contracts sold
    (Notes A and F)                                         493,876,000            163,337,000
  Accounts payable and accrued liabilities                  378,559,000            266,131,000
  Investors payable                                         346,272,000            238,448,000
  Income taxes, principally deferred (Note K)               473,192,000            407,062,000
                                                     ------------------     ------------------
       Total liabilities                                  2,454,428,000          1,458,524,000

  Commitments and contingencies (Notes F and I)

  Stockholders' equity (Notes E and G):
  Common stock, $.01 par; authorized 400,000,000
    and 150,000,000 shares respectively, issued
    139,782,706 and 137,534,266 shares, respective            1,398,000              1,375,000
  Additional paid-in capital                                373,573,000            323,564,000
  Retained earnings                                         818,733,000            653,996,000
  Minimum pension liability adjustments                      (2,299,000)                    --
                                                     ------------------     ------------------
                                                          1,191,405,000            978,935,000
  Less treasury stock, 2,051,000 shares at cost             (53,913,000)           (53,913,000)
                                                     ------------------     ------------------

       Total stockholders' equity                         1,137,492,000            925,022,000
                                                     ------------------     ------------------

       Total liabilities and stockholders' equity        $3,591,920,000         $2,383,546,000
                                                     ==================     ==================

                             See notes to consolidated financial statements.

                            GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended December 31
                                              ---------------------------------------------------------
                                                    1996                1995                 1994
                                              ----------------    ----------------     ----------------
INCOME:
  Net gains on contract sales (Note O)           $ 741,486,000       $ 671,741,000        $ 454,831,000
  Provision for losses on contract sales          (351,743,000)       (223,039,000)        (134,416,000)
  Interest                                         215,315,000         175,990,000          111,376,000
  Service                                           73,263,000          53,572,000           40,077,000
  Commissions and other                             45,790,000          33,056,000           25,559,000
                                              ----------------    ----------------     ----------------
                                                   724,111,000         711,320,000          497,427,000
EXPENSES:
  Interest                                          70,050,000          57,313,000           41,619,000
  Cost of servicing                                 53,022,000          39,168,000           30,857,000
  General and administrative                       277,210,000         205,211,000          122,820,000
                                              ----------------    ----------------     ----------------
                                                   400,282,000         301,692,000          195,296,000
                                              ----------------    ----------------     ----------------

EARNINGS BEFORE INCOME
  TAXES                                            323,829,000         409,628,000          302,131,000
INCOME TAXES (Note K)                              123,055,000         155,659,000          120,852,000
                                              ----------------    ----------------     ----------------
NET EARNINGS                                     $ 200,774,000       $ 253,969,000        $ 181,279,000
                                              ================    ================     ================
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                                $1.43               $1.81                $1.31
                                                         =====               =====                =====
WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                               140,561,830         140,089,656          138,668,338

                             See notes to consolidated financial statements.

              GREEN TREE FINANCIAL CORPORATIOIN AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                           Additional                               Minimum        Total
                                 Common     paid-in      Treasury     Retained      pension     stockholders'
                                  Stock     capital        stock      earnings     liability       equity
                                --------   ----------    --------    ----------   -----------   ------------
                                                         (dollars in thousands)
BALANCES, December 31, 1993      $1,340     $285,726     $    --      $262,363     $     --     $  549,429

Common stock issuance of
  1,200,000 shares                   12       11,006          --            --           --         11,018
Dividends on common stock            --           --          --       (15,835)          --        (15,835)
Net earnings                         --           --          --       181,279           --        181,279
                                --------   ----------   ---------   ----------    ----------   -----------
BALANCES, December 31, 1994       1,352      296,732          --       427,807           --        725,891

Common stock issuance of
  2,300,000 shares                   23       26,832          --            --           --         26,855
Cost of 2,051,000 shares of
  treasury stock acquired            --           --     (53,913)           --           --        (53,913)
Dividends on common stock            --           --          --       (27,780)          --        (27,780)
Net earnings                         --           --          --       253,969           --        253,969
                                --------   ----------   ---------   ----------    ----------   -----------
BALANCES, December 31, 1995       1,375      323,564     (53,913)      653,996           --        925,022

Common stock issuances of
  2,300,000 shares                   23       50,009          --           --            --         50,032
Minimum pension liability
  adjustments                                                                        (2,299)        (2,299)
Dividends on common stock            --           --          --      (30,037)           --        (36,037)
Net earnings                         --           --          --      200,774            --        200,774
                                --------   ----------   ---------   ----------    ----------   -----------
BALANCES, December 31, 1996      $1,398     $373,573    $(53,913)    $818,733      $ (2,299)    $1,137,492
                                ========   ==========   =========   ==========    ==========   ===========

                See notes to consolidated financial statements

                            GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Year ended December 31
                                                 -------------------------------------------------------------
                                                        1996                 1995                  1994
                                                 ------------------    -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest payments
    collected                                          $253,753,000         $165,886,000         $  93,119,000
  Net proceeds from sale of net interest
    margin certificates                                          --          302,312,000           583,800,000
  Net principal payments collected                       77,810,000           40,571,000               693,000
  Interest on contracts                                  56,857,000           70,169,000            61,007,000
  Interest on cash, commercial finance
    receivables and investments                          69,685,000           55,328,000            15,002,000
  Commissions                                            26,340,000           18,616,000            16,609,000
  Other                                                   6,161,000            2,558,000             2,491,000
                                                 ------------------    -----------------     -----------------
                                                        490,606,000          655,440,000           772,721,000
                                                 ------------------    -----------------     -----------------

  Cash paid to employees and suppliers                 (252,625,000)        (171,935,000)        (136,796,000)
  Interest paid on debt                                 (66,381,000)         (55,214,000)         (38,604,000)
  Repossession losses net of recoveries                 (35,831,000)          (6,351,000)          (1,538,000)
  Income taxes paid                                     (44,182,000)         (37,496,000)         (28,385,000)
  FHA insurance premiums                                 (2,377,000)          (2,074,000)          (2,181,000)
                                                 ------------------     -----------------     -----------------
                                                       (401,396,000)        (273,070,000)        (207,504,000)
                                                 ------------------     -----------------     -----------------

  NET CASH PROVIDED BY
    OPERATIONS                                           89,210,000           382,370,000           565,217,000

  Purchase of contracts held for sale                (7,564,745,000)      (5,210,560,000)        (3,718,545,000)
  Net proceeds from sale of contracts
    held for sale                                     7,864,008,000         4,562,468,000         3,764,569,000
  Principal collections on contracts held
    for sale                                            144,716,000           120,989,000            71,382,000
  Commercial finance loans disbursed                 (2,868,508,000)      (1,579,568,000)          (368,873,000)
  Principal collections on commercial
    finance loans                                     2,289,916,000         1,187,431,000           233,771,000
  Net proceeds from sale of commercial
    finance loans                                       499,115,000           426,304,000                    --
  Cash deposits provided as credit
    enhancements                                        (27,285,000)         (18,956,000)          (36,176,000)
  Cash deposits returned                                  7,612,000            5,702,000            14,936,000
                                                 ------------------    -----------------     -----------------
NET CASH PROVIDED BY (USED
  FOR) OPERATING ACTIVITIES                             434,039,000         (123,820,000)          526,281,000
                                                 ------------------    -----------------     -----------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary                               (620,566,000)                 --                    --
  Purchase of property, furniture and
    fixtures                                            (31,231,000)         (31,478,000)          (18,911,000)
  Net sales (purchases) of investment
    securities                                            7,955,000            1,040,000            (1,904,000)
                                                 ------------------    -----------------     -----------------
NET CASH USED FOR INVESTING
  ACTIVITIES                                           (643,842,000)         (30,438,000)          (20,815,000)
                                                 ------------------    -----------------     -----------------

                                               (continued)

                            GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year ended December 31
                                                 -------------------------------------------------------------
                                                        1996                 1995                  1994
                                                 ------------------    -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                     7,514,398,000        4,633,237,000         1,418,011,000
  Repayments on credit facilities                    (7,128,379,000)      (4,539,575,000)       (1,624,922,000)
  Common stock issued                                     6,125,000            2,346,000             2,562,000
  Common stock repurchased                                       --          (53,913,000)                   --
  Dividends paid                                        (36,037,000)         (27,780,000)          (15,835,000)
  Payments of debt                                               --          (20,246,000)                  --
                                                 ------------------    -----------------     -----------------
NET CASH PROVIDED BY (USED
  FOR) FINANCING ACTIVITIES                             356,107,000           (5,931,000)         (220,184,000)
                                                 ------------------    -----------------     -----------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                             146,304,000         (160,189,000)          285,282,000
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     295,767,000          455,956,000           170,674,000
                                                 ------------------    -----------------     -----------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $  442,071,000       $  295,767,000        $  455,956,000
                                                 ==================    =================     =================

RECONCILIATION OF NET EARNINGS TO
  NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
  Net earnings                                         $200,774,000         $253,969,000          $181,279,000
  Deferred taxes                                         67,460,000          109,686,000            90,572,000
  Depreciation and amortization                          22,427,000           13,518,000             9,762,000
  Net proceeds from sale of net interest
    margin certificates                                          --          302,312,000           583,800,000
  Net contract payments collected, less
    excess servicing rights recorded                   (194,021,000)        (331,882,000)         (302,610,000)
  Amortization of deferred service income               (30,594,000)         (14,689,000)           (6,599,000)
  Net amortization of present value
    discount                                            (77,223,000)         (51,267,000)          (33,316,000)
  Net increase in cash deposits                         (19,673,000)         (13,254,000)          (21,240,000)
  Sales and principal collections, net of
    purchase of contracts held for sale                 443,978,000         (527,103,000)          117,406,000
  Commercial finance loans disbursed, net
    of sales and principal collections                  (79,477,000)          34,167,000          (135,102,000)
  Net discount on sale of loans                          50,900,000           38,852,000            36,816,000
  Increase in tax accrual                                55,595,000           45,973,000            30,280,000
  Other                                                  (6,107,000)          15,898,000           (24,767,000)
                                                 ------------------    -----------------     -----------------
NET CASH PROVIDED BY (USED
  FOR) OPERATING ACTIVITIES                            $434,039,000        $(123,820,000)         $526,281,000
                                                 ==================    =================     =================

                             See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

SECURITIZED ASSET SALES

The Company originates sales contracts for manufactured homes, home improvements, consumer products and equipment financing, and also originated home equity and mortgage loans. These contracts and loans are typically sold at or near par to investors. The Company retains the servicing rights and participation in certain excess cash flows from the contracts and loans. The present value of expected cash flows from this participation which exceeds normal servicing fees is recorded at the time of sale as "excess servicing rights receivable." The excess servicing rights receivable is calculated using prepayment, default and interest rate assumptions which the Company believes market participants would use for similar instruments. The excess servicing rights receivable has not been reduced for potential losses under recourse provisions of the sales. The allowance for losses on contracts sold is shown separately as a liability on the Company's consolidated balance sheet. For contracts sold prior to October 1, 1992, the allowance is shown on a nondiscounted basis. For contracts sold after September 30, 1992, the allowance has been discounted using an interest rate equivalent to the risk-free market rate for securities with a duration consistent with the estimated timing of losses.

In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates are revised as necessary for any reductions in expected future cash flows arising from adverse prepayment and loss experience by recording a charge to current earnings.

The Company has also sold portions of its excess servicing rights receivable to investors in the form of securitized Net Interest Margin Certificates ("NIM Certificates"). The subordinated certificates retained by the Company are included in excess servicing rights receivable at present value, net of expected losses. No gain or loss was recorded as a result of these transactions, such certificates being valued in the marketplace using prepayment, default and interest rate assumptions generally consistent with those recorded by the Company.

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

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each year. Common Stock equivalents consist of the dilutive effect of Common Stock which may be issued upon exercise of stock options. All share and per-share amounts have been restated to reflect the two-for-one stock splits the Company effected in June 1994 and October 1995. Earnings per share and fully diluted earning per share are substantially the same.

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

B.  RECEIVABLES

EXCESS SERVICING RIGHTS RECEIVABLE

Excess servicing rights receivable consists of net excess cash expected to be collected over the life of the contracts sold. In previous years, portions of these gross cash flows were sold to investors through securitized NIM Certificate sales in which the Company retained a subordinated interest. As of December 31 excess servicing rights receivables consisted of:

                                                                           Excess
                                                                         Servicing
                                     Gross               NIM               Rights
                                   Cash Flows        Certificates       Receivables
                                 ---------------    ---------------    ---------------
                                                (dollars in thousands)
1996
Gross cash flows receivable on
  contracts sold                     $6,954,175        $(2,631,994)       $4,322,181
Less:
  Prepayment reserve                 (3,387,749)         1,166,733        (2,221,016)
  FHA insurance and other fees          (39,835)            31,022            (8,813)
  Deferred service income              (471,609)           190,308          (281,301)
  Discount to present value            (952,514)           447,217          (505,297)
Subordinated interest in
  NIM Certificates                           --            145,307           145,307
                                 --------------     --------------     -------------
                                     $2,102,468        $  (651,407)       $1,451,061
                                 ==============     ==============     =============

1995
Gross cash flows receivable on
 contracts sold                      $4,706,540        $(3,299,121)       $1,407,419
Less:
  Prepayment reserve                 (1,918,532)         1,243,757          (674,775)
  FHA insurance and other fees          (52,369)            41,269           (11,100)
  Deferred service income              (337,184)           244,732           (92,452)
  Discount to present value            (769,214)           586,082          (183,132)
Subordinated interest in
  NIM Certificates                           --            318,657           318,657
                                 --------------     --------------     -------------
                                     $1,629,241        $  (864,624)       $  764,617
                                 ==============     ==============     =============

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

This subordinated interest will continue to accrue interest as no payments of principal or interest will be made until the senior certificateholders have been paid in full. The carrying value of the subordinated interest is analyzed quarterly to determine the impact, if any, of adverse prepayment or loss experience. The carrying value of excess servicing rights receivable is analyzed quarterly to determine the impact of prepayments, if any. However, the carrying value will continue to reflect the discount rates utilized at the time of sale. During the year, the company reduced the carrying value of the subordinated NIM certificates and it's non-NIM excess servicing rights by $177 million and $23 million, respectively, due to adverse prepayment experience.

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

C.  CONTRACTS AND COLLATERAL

Contracts and collateral consist of:

                                                     December 31
                                        ---------------------------------------
                                              1996                  1995
                                        -----------------     -----------------

Contracts held for sale                     $359,858,000          $844,573,000
Other contracts held                          25,680,000            17,095,000
Collateral in process of liquidation          57,155,000            12,418,000
Contracts held as collateral                  10,315,000            10,217,000
                                        -----------------     -----------------
                                            $453,008,000          $884,303,000
                                        =================     =================

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

D.  PROPERTY, FURNITURE AND FIXTURES

Property, furniture and fixtures consist of:

                                                        December 31
                                Estimated       ----------------------------
                               useful life        1996              1995
                              --------------    ------------    ------------
Cost:
  Building                         35 years     $ 20,648,000    $ 21,453,000
  Furniture and equipment         3-7 years       87,686,000      54,086,000
  Leasehold improvements         3-10 years       11,779,000       6,391,000
  Land and improvements                            1,724,000       1,724,000
                                                ------------    ------------
                                                 121,837,000      83,654,000
Less accumulated depreciation                    (43,978,000)    (26,550,000)
                                                ------------    ------------
                                                $ 77,859,000    $ 57,104,000
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

Debt is as follows:

                                                  December 31
                                     ---------------------------------------
                                           1996                  1995
                                     -----------------     -----------------

Notes payable                            $472,181,000           $93,662,000
Senior/Senior Subordinated Notes          290,348,000           289,884,000
                                     -----------------     -----------------
                                         $762,529,000          $383,546,000
                                     =================     =================

F.  ALLOWANCE FOR LOSSES ON CONTRACTS SOLD

In initially valuing its excess servicing rights receivable at the time of securitization, the Company establishes an allowance for expected losses on contracts sold. The Company calculates that allowance for the basis of historical experience and management's best estimate of future credit losses likely to be incurred. The allowance is reviewed quarterly and adjustments are made if actual experience or other factors indicate management's estimate of losses should be revised. While the Company retains a substantial amount of risk of default on the loan portfolios that it sells, such risk has been substantially reduced through the sales of the NIM Certificates.

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

                                   Gross            NIM             Net
                                 Allowance      Certificates     Allowance
                               --------------  --------------  -------------
1996
Allowance at beginning of year   $497,491,000   $(334,154,000) $ 163,337,000
Provision for losses              351,743,000              --    351,743,000
Losses net of recoveries         (129,696,000)     93,865,000    (35,831,000)
Amortization of present value
  discount on loss reserve         30,560,000     (15,933,000)    14,627,000
                               --------------  --------------  -------------
Allowance at end of year         $750,098,000   $(256,222,000) $ 493,876,000
                               ==============  ==============  =============

1995
Allowance at beginning of year   $320,299,000   $(236,283,000) $  84,016,000
Sale of NIM Certificates                   --    (143,364,000)  (143,364,000)
Provision for losses              223,039,000              --    223,039,000
Losses net of recoveries          (62,179,000)     55,828,000     (6,351,000)
Amortization of present value
  discount on loss reserve         16,332,000     (10,335,000)     5,997,000
                               --------------  --------------  -------------
Allowance at end of year         $497,191,000   $(334,154,000) $ 163,337,000
                               ==============  =============== =============

1994
Allowance at beginning of year   $222,135,000   $          --  $ 222,135,000
Sale of NIM Certificates                   --    (273,093,000)  (273,093,000)
Provision for losses              134,416,000              --    134,416,000
Losses net of recoveries          (45,406,000)     43,868,000     (1,538,000)
Amortization of present value
  discount on loss reserve          9,154,000      (7,058,000)     2,096,000
                               --------------     ------------  ------------
Allowance at end of year         $320,299,000   $(236,283,000) $  84,016,000
                               ==============   ============== =============

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

PREFERRED STOCK

The Company's authorized shares of capital stock include 15,000,000 shares of stock designated as Preferred Stock. The Company had previously designated a series of Junior Preferred Stock in connection with its Shareholders Rights Plan (the "Plan"). As of October 31, 1995 the term of the Plan expired and the Company determined not to extend the term of the Plan. At December 31, 1996 and 1995 there were no shares of Preferred Stock outstanding.

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

A summary of the stock option plan activity is as follows:

                                        Number of        Weighted Average
                                          Shares          Exercise Price
                                      --------------    ---------------------

Outstanding at December 31, 1993           5,843,536         $  4.29
  Granted                                    168,000           14.28
  Exercised                                 (699,740)           4.07
  Expired                                   (165,328)           4.58
                                      --------------

Outstanding at December 31, 1994           5,146,468            4.45
  Granted                                  3,015,000           24.00
  Exercised                               (1,794,936)           4.39
  Expired                                   (110,000)          24.00
                                      --------------

Outstanding at December 31, 1995           6,256,532           13.60
  Granted                                  5,632,500           32.02
  Exercised                               (1,196,500)           4.69
  Expired                                   (620,500)          26.49
                                      --------------

Outstanding at December 31, 1996          10,072,032          $23.91
                                      ==============

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

A summary of stock options outstanding at December 31, 1996 is as follows:

Options Outstanding:

    Range of           Number          Remaining           Weighted Average
Exercise Prices     Outstanding    Contractual Life         Exercise Price
----------------  --------------  ------------------     ------------------
$  2.96-23.37        2,342,032          5.41                   $ 5.90
  24.00-24.00        2,134,000          8.57                    24.00
  25.00-30.62        1,894,000          9.58                    29.27
  30.87-38.37        3,702,000          9.27                    32.39
--------------      -----------        -----                  -------
$  2.96-38.37       10,072,032          8.28                   $23.91

Options Exercisable:

      Range of               Number             Weighted Average
  Exercise Prices         Outstanding            Exercise Price
---------------------   -----------------     ----------------------

   $  2.96-23.37           1,880,368                $  4.37
     24.00-24.00             413,200                  24.00
     25.00-30.62              33,000                  25.00
     30.87-38.37                   0                     --
   -------------           ---------                -------
   $  2.96-38.37           2,326,568                $  8.15

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

                                             1996                  1995
                                           -------------     -----------------

Net Earnings                 As Reported   $200,774,000          $253,969,000
                             Pro Forma      190,185,000           250,805,000

Primary Earnings
  Per Share                  As Reported          $1.43                 $1.81
                             Pro Forma            $1.35                  1.79

Fully Diluted Earnings
  Per Share                  As Reported          $1.43                 $1.81
                             Pro Forma            $1.35                  1.79


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

DIVIDENDS

During 1996, 1995 and 1994 the Company declared and paid dividends of $.26, $.20 and $.12 per share, respectively, on its Common Stock. Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and common stock repurchases. At December 31, 1996, such payments were limited to $64,350,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter period less dividends paid.

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

The carrying value of excess servicing relating to the subordinated interest retained in the NIM Certificates sold during 1994 and 1995 is calculated using prepayment and default assumptions which the Company believes market participants would use currently, but using the interest rate determined at the time of sale. For purposes of computing fair value, the Company consulted with its investment bankers and obtained an estimate of market interest rate as of December 31, 1996 and 1995. Using these rates, the carrying value exceeds the fair value for this component of excess servicing rights receivable by $7,860,000 at December 31, 1996, and at December 31, 1995, the fair value exceeded the carrying value by $56,600,000.

LEASE RECEIVABLES

Lease receivables generally consist of a large number of individually small finance leases with average remaining terms of less than 36 months. Fair value approximates carrying value.

COMMERCIAL FINANCE RECEIVABLES

Commercial finance receivables consists primarily of loans which reprice monthly, typically in accordance with the prime lending rate offered by banks. Given this repricing structure, the Company estimates the fair value of these receivables to approximate their carrying value.

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

OTHER CONTRACTS HELD

Pursuant to investor sale agreements, certain contracts are repurchased by the Company as a result of delinquency before they are repossessed and are included in other contracts held. The loss has been estimated on an aggregate basis and is included on the balance sheet allowance for losses on contracts sold.

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

The Company's senior subordinated notes are valued at quoted market prices.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities are as follows:

                                             December 31, 1996           December 31, 1995
                                       ---------------------------    ------------------------
                                         Carrying     Estimated      Carrying     Estimated
                                          amount      fair value      amount      fair value
                                       ------------- ------------- ------------- -------------
                                                            (dollars in thousands)
Financial assets:
  Cash and cash equivalents, cash
      deposits and other investments      $ 625,480     $ 625,480      $474,958      $474,958
  Excess servicing rights receivable
      (net of allowance for losses)         976,467       968,607       602,728       659,328
  Lease receivables                         570,407       570,407            --            --
  Commercial finance receivables            212,920       212,920       141,793       141,793
  Revolving credit receivables               40,803        40,803            --            --
  Contracts held for sale and as
      collateral                            370,174       379,058       854,790       880,434
  Collateral in process of
      liquidation                            37,873        37,873        10,970        10,970
  Other contracts held                       25,679        16,890        17,095        11,945

Financial liabilities:
  Notes payable                             472,181       472,181        93,662        93,662
  Senior notes/senior subordinated
      notes                                 290,348       331,580       289,884       344,778


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

LITIGATION

The Company has been served with various lawsuits in United States Distict Court. These lawsuits were filed by certain stockholders of the Company as purported class actions on behalf of persons or entities who purchased common stock of the Company during the alleged class periods. In addition to the Company, certain current and former officers and directors of the Company are named as defendants in one or more of the lawsuits. The Company and the other defendants intend to seek consolidation of each of the lawsuits in the United States District Court for the District of Minnesota. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of the Company (particularly with respect to prepayment assumptions and performance of certain of the Company's loan portfolios) which allegedly rendered the Company's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

In addition, the nature of the Company's business is such that it is routinely a party or subject to items of pending or threatening litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available, that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial condition.

J.  BENEFIT PLANS

The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. As of December 31, 1996 and 1995, net assets available for plan benefits were $7,075,000 and $7,790,000, and the accumulated benefit obligation was $8,341,000 and $6,393,000, respectively. As of December 31, 1996 and 1995, the projected benefit obligation of the plan was $17,034,000 and $12,466,000, respectively. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. This plans is not currently funded and the projected benefit obligation at December 31, 1996 and 1995 was $22,841,000 and $13,023,000, respectively. Total pension expense for the plans in 1996, 1995 and 1994 was $5,347,000, $3,091,000 and $3,585,000,
respectively.

The Company also has a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed six months of employment at Green Tree during which the employee worked at least 1,000 hours. Eligible employees may contribute to the plan up to 15% of their earnings with a maximum of $9,500 for 1996 based on the Internal Revenue Service annual contribution limit. The Company will match 50% of the employee contributions for an amount up to 6% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions vest after three year. Company contributions to the plan were $1,316,000, $859,000 and $713,000 in 1996, 1995 and 1994,
respectively.

K.  INCOME TAXES

Income taxes consist of the following:

                                 Year ended December 31
               ------------------------------------------------------------
                      1996                 1995                  1994
               -----------------    -----------------     -----------------
Current:
  Federal         $  51,908,000         $ 43,883,000         $  27,077,000
  State               3,687,000            2,090,000             3,203,000
                  -------------         ------------         -------------
                     55,595,000           45,973,000            30,280,000

Deferred:
  Federal            56,201,000           92,870,000            76,100,000
  State              11,259,000           16,816,000            14,472,000
                  -------------         ------------         -------------
                     67,460,000          109,686,000            90,572,000
                  -------------         ------------         -------------
                   $123,055,000         $155,659,000          $120,852,000
                  =============         ============         =============

Deferred income taxes are provided for temporary differences between pretax income for financial reporting purposes and taxable income. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                     December 31
                                        --------------------------------------
                                              1996                 1995
                                        -----------------    -----------------
Deferred tax liabilities:
  Excess servicing rights                   $451,051,000         $402,461,000
  Other                                       50,602,000           22,933,000
                                        -----------------    -----------------
       Gross deferred tax liabilities        501,653,000          425,394,000
                                        -----------------    -----------------
Deferred tax assets:
  Net operating loss carryforward             20,347,000           12,960,000
  Other                                        8,114,000            6,703,000
                                        -----------------    -----------------
     Gross deferred tax assets                28,461,000           19,663,000
  Valuation allowance                                 --                   --
                                        -----------------    -----------------
     Gross deferred tax assets, net of
       valuation                              28,461,000           19,663,000
                                        -----------------    -----------------
Net deferred tax liability                  $473,192,000         $405,731,000
                                        =================    =================

At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $58,000,000 which are available to offset future federal taxable income and expire no earlier than 2003. No valuation allowance was required as of December 31, 1996 or 1995 since it is likely that the deferred tax asset will be realized against future taxable income.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:
                                              Year ended December 31
                                       -------------------------------------
                                        1996          1995           1994
                                       --------     ---------      ---------

Statutory rate                           35.0%        35.0%          35.0%
State tax, net of federal benefit         3.0          3.0            3.8
Other                                     --           --             1.2
                                       --------     ---------      ---------
                                         38.0%        38.0%          40.0%
                                       ========     =========      =========

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

O.  SUBSEQUENT EVENTS - RESTATEMENT OF 1996 FINANCIAL STATEMENTS

During the fourth quarter of 1997, the Company determined that its processes for assessing the valuation of its excess servicing rights had not fully considered the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors on a weighted average basis on the bonds outstanding. In consideration of these items, the Company has restated its previously reported financial statements for 1996. The Company reduced the carrying value of its excess servicing rights $200 million. In addition, general and administrative expenses were reduced $25.9 million related to its executive bonus program. The effect on the Company's previously reported financial statements for 1996 is as follows:

Decrease net gains on contract sales and excess servicing rights $200,000,000 Decrease in general and administrative expense
 and accrued liabilities                                           $ 25,868,000
Decrease in earnings before income taxes                           $174,132,000
Decrease in provision for income
 taxes and deferred tax liability                                  $ 66,170,000
Decrease in net earnings for 1996 and decrease in
 retained earnings as of December 31, 1996                         $107,962,000
Decrease in net earnings per common share                          $       0.77

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                First       Second        Third       Fourth
                               quarter      quarter      quarter      quarter
                              ----------- ------------ ------------ ------------
                                        (dollars in thousands expect
                                             per-share amounts)

1996:
Income                          $168,118     $196,102     $219,665     $140,226
  Net earnings (loss)             66,362       75,422       85,518     (26,528)
  Net earnings (loss) per share      .48          .54          .61        (.19)

1995:
  Income                        $128,199     $153,274     $174,374     $255,473
  Net earnings                    50,729       61,712       72,037       69,491
  Net earnings per share             .36          .44          .51          .50

1994:
  Income                        $104,798     $112,289     $126,049     $154,291
  Net earnings                    38,492       44,226       52,066       46,495
  Net earnings per share             .28          .32          .37          .34


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)  Financial statements

         The following consolidated financial statements of Green Tree Financial Corporation and subsidiaries are included in Part II, Item 8 of this report:

                                                                         PAGE(S)

         Independent Auditors' Report                                       25
         Consolidated Balance Sheets - December 31, 1996 and 1995           26
         Consolidated Statements of Operations - years ended
            December 31, 1996, 1995 and 1994                                27
         Consolidated Statements of Stockholders' Equity - years ended
            December 31, 1996, 1995 and 1994                                28
         Consolidated Statements of Cash Flows - years ended
            December 31, 1996, 1995 and 1994                                29
         Notes to Consolidated Financial Statements                         31

    (2)  Financial statement schedules

         The following consolidated financial statement schedule of Green Tree Financial Corporation and subsidiaries is included in Part IV of this report:

         Schedule II - Valuation and qualifying accounts                    57

         Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

    (3)  Exhibits

             EXHIBIT NO.

         3 (a) Certificate of Incorporation of Green Tree Financial
               Corporation (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-60869).

         3 (b) Certificate of Merger of Incorporation of Green Tree
               Financial Corporation, as filed with the Delaware Secretary of State on June 30, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-60869).

         3 (c) Bylaws of Green Tree Financial Corporation
               (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-60869).

         4 (a) Indenture dated as of March 15, 1992 relating to
               $287,500,000 of 10 1/4% Senior Subordinated Notes due June 1, 2002 (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

         4 (b) Indenture dated as of September 1, 1992 relating to
               $250,000,000 of Medium- Term Notes, Series A, Due Nine Months or More From Date of Issue (incorporated by reference to the Company's Registration
               Statement on Form S-3; File No. 33-51804).

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

         10(d) Green Tree Financial Corporation Key Executive Stock
               Bonus Plan (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).
               10(e) Master Repurchase Agreement dated as of August 1, 1990 between Green Tree Finance Corp.-Three and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; File No. 0-11652); as amended by Amendment to the Mater Repurchase Agreement dated May 10, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No. 0-11652); as amended by Amendment to the Master Repurchase Agreement dated August 8, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995; File No. 0-11652).

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

         10(h) Master Repurchase Agreement dated as of October 15, 1992 between Green Tree Finance Corp.-Five and Lehman Commercial Paper, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No., 0-11652); as amended by Amendment to the Master Repurchase Agreement dated June 30, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995; File No. 0-11652).

         10(i) 401(k) Plan Trust Agreement effective as of October 1, 1992
               (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652); as amended by Amendment to the Plan Agreement dated November 23, 1994 (filed herewith); as amended by Amendment to the Plan Agreement dated August 22, 1996 (filed herewith); as amended by Amendment to the Plan Agreement dated December 30, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; File No. 1-08916).

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

         10(p) Green Tree Financial Corporation 1996 restated Supplemental
               Pension Plan dated May 15, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; File No. 1-08916).

         11(a) Computation of Primary Earnings Per Share (filed herewith).

         11(b) Computation of Fully Diluted Earnings Per Share (filed herewith).

         12 Computation of Ratio of Earnings to Fixed Charges (filed herewith).

         21    Subsidiaries of the Registrant (filed herewith).

         23    Consent of KPMG Peat Marwick LLP (filed herewith).

         24    Powers of Attorney (filed herewith).

         27    Restated Financial Data Schedule (filed herewith).

PURSUANT TO ITME 601(b) (4) OF REGULATION S-K, THERE HAS BEEN EXCLUDED FROM THE EXHIBITS FILED PURSUANT TO THIS REPORT, INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF THE COMPANY WHERE THE TOTAL AMOUNT OF THE SECURITIES AUTHORIZED UNDER SUCH INSTRUMENTS DOES NOT EXCEED TEN PERCENT OF THE TOTAL ASSETS OF THE COMPANY. THE COMPANY HEREBY AGREES TO FURNISH A COPY OF ANY SUCH INSTRUMENTS TO THE COMMISSION UPON REQUEST.

       (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Green Tree Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GREEN TREE FINANCIAL CORPORATION



By: /S/ LAWRENCE M. COSS            By: /S/ EDWARD L. FINN
    -----------------------------       ------------------------------
    Lawrence M .Coss                     Edward L. Finn
      Chairman and Chief Executive        Executive Vice President and
      Officer (principal executive        Chief Financial Officer (principal
      officer)                            financial officer)


                                    By: /S/ SCOTT T. YOUNG
                                        ------------------------------
                                         Scott T. Young
                                           Senior Vice President and Controller
                                           (principal accounting officer)


Dated:  March 18, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/S/ LAWRENCE M. COSS
-----------------------------                  March 18, 1998
Lawrence M. Coss, Director


/S/ RICHARD G. EVANS
-----------------------------                  March 18, 1998
Richard G. Evans, Director


W. Max McGee, Director               )         By:  /S/ JOEL H. GOTTESMAN
                                     )              --------------------------
                                     )              Joel H. Gottesman
Robert S. Nickoloff, Director        )              Attorney-in-Fact
                                                    Dated: March 18, 1998

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions/
                                      Balance at     reductions                      Balance
                                      beginning      to income                        at end
Description                           of period      recognized       Deductions    of period
--------------------------------     -------------- -------------    ------------  -----------
                                                    (dollars in thousands)
Valuation and qualifying accounts
which are deducted from the
assets to which they apply:
--------------------------------

Deferred service income:

  Year ended December 31, 1996          $  92,452       $219,958     $  31,109(b)  $281,301

  Year ended December 31, 1995             68,918        146,237       111,731(a)    92,452
                                                                        10,972(b)

  Year ended December 31, 1994            161,407        124,015       212,243(a)    68,918
                                                                         4,261(b)
Reserves which support balance
sheet caption reserves:
--------------------------------

Allowance for losses on contracts
sold with recourse:

  Year ended December 31, 1996           $163,337       $351,743     $  35,831(c)  $493,876
                                                          14,627(b)

  Year ended December 31, 1995             84,016        223,039       143,364(a)   163,337
                                                           5,997(b)      6,351(c)

  Year ended December 31, 1994            222,135        134,416       273,093(a)    84,016
                                                           2,096(b)      1,538(c)


Notes:

(a)    Reduced as a result of the NIM Certificate sales.
(b)    Amortization and discount.
(c)    Amounts charged off.

                        GREEN TREE FINANCIAL CORPORATION

                       Securities and Exchange Commission

                                   Form 10-K/A
                  (For the Fiscal Year Ended December 31, 1996)

                                  EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT                                              PAGE NO.

  11 (a)           Computation of Primary Earnings Per Share             59

  11 (b)           Computation of Fully Diluted Earnings Per Share       60

  12               Computation of Ratio of Earnings to Fixed Charges     61

  21               Subsidiaries of Registrant                            62

  23               Consent of KPMG Peat Marwick LLP                      64

  24               Powers of Attorney                                    65

  27               Restated Financial Data Schedule                      66