Form 10-Q/A
period 1997-03-31
GREEN TREE FINANCIAL CORP
filed 1998-03-19
CIK 890175

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A

          { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission file number 1-08916
                                                ---------

                        GREEN TREE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        41-1807858
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


             1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA 55102-1639
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (612) 293-3400
                                                    -------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       YES [X]  NO [_]

AS OF APRIL 30, 1997, 135,833,384 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A

                          QUARTER ENDED MARCH 31, 1997

                                      INDEX


PART  I -- FINANCIAL INFORMATION                      PAGE

    Item 1   Financial Statements                       3

    Item 2   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                10

PART II -- OTHER INFORMATION

    Item 1   Legal Proceedings                         15

    Item 2   Changes in Securities                     15

    Item 3   Defaults Upon Senior Securities           15

    Item 4   Submission of Matters to a Vote of
             Security Holders                          15

    Item 5   Other Information                         16

    Item 6   Exhibits and Reports on Form 8-K          16

SIGNATURES                                             17

EXHIBIT INDEX                                          18

Exhibit 27.  Restated Financial Data Schedule          19


Certain information included in this Form 10-Q/A may include "forward-looking" information, as defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). Such forward-looking information may involve risks or uncertainties which are described in the Cautionary Statements contained in the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 1996. Investors are specifically referred to the Cautionary Statements for a discussion of factors which could affect the Company's operations and financial performance. Factors referenced in the Cautionary Statements include: prevailing economic conditions; ability to access capital resources; short-term interest rate fluctuations; the level of defaults and prepayments on loans made by the Company; competition; and regulatory changes. Any forward looking information is based upon management's reasonable estimate of future results or trends. The Company does not undertake, and the Act specifically relieves the Company from, any obligation to update any forward-looking statements.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              MARCH 31, 1997   DECEMBER 31, 1996
                                             ---------------   -----------------
                                                (unaudited)
Assets:
     Cash and cash equivalents               $   509,591,000    $   442,071,000
     Cash deposits, restricted                   175,733,000        171,484,000
     Other investments                            15,764,000         11,925,000
     Interest only securities                    978,813,000        957,185,000
     Receivables:
         Lease                                   566,851,000        564,348,000
         Commercial finance                      269,757,000        212,920,000
         Revolving credit                         96,643,000         40,803,000
         Other accounts receivable               123,645,000         85,503,000
     Contracts and collateral                    624,224,000        453,008,000
     Servicing rights                             42,801,000               --
     Property, furniture and
         fixtures                                 82,372,000         77,859,000
     Goodwill                                     58,411,000         58,950,000
     Other assets                                 18,710,000         21,988,000
                                             ---------------    ---------------
              Total assets                   $ 3,563,315,000    $ 3,098,044,000
                                             ===============    ===============

Liabilities and Stockholders' Equity:
     Notes payable                           $   733,875,000    $   472,181,000
     Senior/Senior subordinated
         notes                                   290,466,000        290,348,000
     Accounts payable and
         accrued liabilities                     409,911,000        378,559,000
     Investor payable                            412,944,000        346,272,000
     Income taxes, principally
         deferred                                510,035,000        473,192,000
                                             ---------------    ---------------
              Total liabilities                2,357,231,000      1,960,552,000
                                             ---------------    ---------------

     Common stock, $.01 par;
         authorized 400,000,000
         shares,issued 141,119,484
         shares (1997) and
         139,782,706 shares (1996)                 1,411,000          1,398,000
     Additional paid-in capital                  425,334,000        373,573,000
     Retained Earnings                           900,106,000        818,733,000
     Unrealized loss
         on securities available
         for sale, net                           (27,867,000)              --
     Minimum pension liability
         adjustments                              (2,299,000)        (2,299,000)
                                             ---------------    ---------------
                                               1,296,685,000      1,191,405,000
     Less treasury stock,
         3,068,700 shares (1997)
         and 2,051,000 shares (1996)
         at cost                                 (90,601,000)       (53,913,000)
                                             ---------------    ---------------
              Total stockholders'
                  equity                       1,206,084,000      1,137,492,000
                                             ---------------    ---------------

Total liabilities and
     stockholders' equity                     $3,563,315,000    $ 3,098,044,000
                                             ===============    ===============


                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   THREE MONTHS ENDED MARCH 31
                                                 -------------------------------
                                                     1997               1996
                                                 ------------       ------------
Revenues:
     Gain on contract sales                      $153,367,000       $ 97,487,000
     Interest                                      75,429,000         45,182,000
     Servicing                                     24,681,000         16,325,000
     Commission and other                          13,678,000          9,124,000
                                                 ------------       ------------
                                                  267,155,000        168,118,000

Expenses:
     Interest                                      29,818,000         11,364,000
     Cost of servicing                             19,379,000         12,162,000
     General and administrative                    69,889,000         37,556,000
                                                 ------------       ------------
                                                  119,086,000         61,082,000
                                                 ------------       ------------

Earnings before income taxes                      148,069,000        107,036,000

Income taxes                                       56,266,000         40,674,000
                                                 ------------       ------------

Net earnings                                     $ 91,803,000       $ 66,362,000
                                                 ============       ============

Earnings per common and
     common equivalent share                     $        .65       $        .48
                                                 ============       ============

Weighted average common and
     common equivalent shares
     outstanding                                  142,219,563        139,584,826

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 THREE MONTHS ENDED MARCH 31
                                             -----------------------------------
                                                  1997               1996
                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Servicing fees and net interest
         payments collected                  $    69,373,000    $    57,855,000
     Net principal payments collected             64,067,000         44,594,000
     Interest on contracts                        27,848,000         12,129,000
     Interest on cash, investments and
         receivables                              26,857,000         15,658,000
     Commissions                                  11,501,000          8,659,000
     Other                                        (2,524,000)          (944,000)
                                             ---------------    ---------------
                                                 197,122,000        137,951,000
                                             ---------------    ---------------

     Cash paid to employees and suppliers       (126,443,000)       (78,601,000)
     Interest paid on debt                       (20,251,000)        (4,735,000)
     Income taxes paid                            (7,430,000)          (393,000)
                                             ---------------    ---------------
                                                (154,124,000)       (83,729,000)
                                             ---------------    ---------------
     NET CASH PROVIDED BY OPERATIONS              42,998,000         54,222,000

     Purchase of contracts and leases         (2,087,204,000)    (1,249,668,000)
     Proceeds from sale of contracts           1,817,724,000      1,404,001,000
     Principal collections on contracts
         and leases                              178,880,000         38,735,000
     Commercial and revolving
         credit loans disbursed                 (839,249,000)      (530,717,000)
     Principal collections on
         commercial and revolving
         credit loans                            757,492,000        394,298,000
     Net cash deposits                            (4,249,000)        (2,025,000)
                                             ---------------    ---------------
NET CASH (USED FOR) PROVIDED BY
     OPERATING ACTIVITIES                       (133,608,000)       108,846,000
                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, furniture
         and fixtures                            (10,084,000)        (7,971,000)
     Net purchases of investments                 (3,839,000)          (220,000)
                                             ---------------    ---------------
NET CASH USED FOR INVESTING ACTIVITIES           (13,923,000)        (8,191,000)
                                             ---------------    ---------------

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                  THREE MONTHS ENDED MARCH 31
                                              ----------------------------------
                                                   1997               1996
                                              ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on credit facilities            1,921,498,000        790,252,000
     Repayments on credit facilities           (1,659,804,000)      (812,026,000)
     Dividends paid                               (10,430,000)        (8,542,000)
     Common stock repurchased                     (36,688,000)              --
     Common stock issued                              475,000            632,000
                                              ---------------    ---------------
NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                         215,051,000        (29,684,000)
                                              ---------------    ---------------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                          67,520,000         70,971,000

CASH AND CASH EQUIVALENTS BEGINNING
     OF PERIOD                                    442,071,000        295,767,000
                                              ---------------    ---------------
CASH AND CASH EQUIVALENTS END OF PERIOD       $   509,591,000    $   366,738,000
                                              ===============    ===============

RECONCILIATION OF NET EARNINGS
     TO NET CASH (USED FOR) PROVIDED BY
     OPERATING ACTIVITIES:
     Net earnings                             $    91,803,000    $    66,362,000
     Provision for income taxes                    56,266,000         40,674,000
     Depreciation and amortization                  7,556,000          5,395,000
     Net contract payments collected,less
         interest only securities and
         servicing rights recorded                (50,189,000)       (34,219,000)
     Amortization of deferred servicing
         revenue                                         --           (4,708,000)
     Amortization of servicing rights               2,569,000               --
     Accretion of yield on interest
         only securities                          (25,257,000)       (16,610,000)
     Net increase in cash deposits                 (4,249,000)        (2,025,000)
     Purchase of contracts and leases net
         of sales and principal collections       (99,237,000)       193,068,000
     Commercial and revolving credit
         loans disbursed, net of sales and
         principal collections                    (81,757,000)      (136,419,000)
     Net selling expenses on
         sale of contracts                         10,897,000         10,410,000
     Increase in interest payable                   8,434,000          6,036,000
     Income taxes paid                             (7,430,000)          (393,000)
     Increase in cash paid to employees
         and suppliers                            (43,598,000)       (36,682,000)
     Other                                            584,000         17,957,000
                                              ---------------    ---------------
NET CASH (USED FOR) PROVIDED BY
     OPERATING ACTIVITIES                     $  (133,608,000)   $   108,846,000
                                              ===============    ===============

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


A.   Basis of Presentation

The interim financial statements have been prepared by Green Tree Financial Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been included. However, results for interim periods are not necessarily indicative of the results that may be expected for a full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

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

The Company classifies its interest only securities as available for sale and carries these securities at fair value. Accordingly, unrealized gains and losses are reported on a net basis as a separate component of stockholders' equity. The total amount of unrealized loss at March 31, 1997 recorded in equity is $27,867,000 on an after-tax basis.

C.   Restatement of Financial Statements

The Company determined in the fourth quarter of 1997 that its' processes for assessing the valuation of its interest only securities had not fully considered the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors on a weighted average basis on the bonds outstanding. In consideration of these items, the Company restated the financial statements for 1996, as filed in the 1996 10-K/A and restated the unrealized loss on securities available for sale. The effect on the Company's previously reported financial statements for the interim period in 1997 is as follows:

       Decrease interest only securities          $229,901,000
       Increase other accounts receivable         $ 25,868,000
       Decrease income taxes, principally
          deferred                                $ 77,532,000
       Decrease retained earnings                 $107,962,000
       Increase unrealized loss on
          securities available for sale, net      $ 18,539,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As more fully described in the Notes to Unaudited Financial Statements, financial information in this Report has been restated to correct the valuation of the Company's interest only securities.

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


                                         Three-month
                                        period ended
     `                                    March 31,
                                       1997        1996
                                   ----------   ----------
Originations:
    Manufactured Housing           $1,013,716   $  898,035
    Home Equity/Home Improvement      633,957      163,003
    Consumer and Other                379,960      206,808
                                   ----------   ----------
         Total                     $2,027,633   $1,267,846
                                   ==========   ==========

Sales:
    Manufactured Housing           $1,050,000   $  864,035
    Home Equity/Home Improvement      520,099      118,857
    Consumer and Other                249,999      431,147
                                   ----------   ----------
         Total                     $1,820,098   $1,414,039
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

On April 29, 1997 the Company closed two new unsecured revolving lines of credit, a $750,000,000 364-day facility and a $750,000,000 3-year facility, replacing the $500,000,000 facility referred to above. These combined facilities totaling $1,500,000,000 are available for general corporate purposes and will allow the Company to increase the size of it's commercial paper program for purposes of funding it's growing levels of loan production.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company has been served with various related lawsuits which were filed against the Company in United States District Court for the District of Minnesota. These lawsuits were filed by certain stockholders of the Company as purported class actions on behalf of persons or entities who purchased common stock of the Company during the alleged class periods that generally run from February 1995 to January 1998. In addition to the Company, certain current and former officers and directors of the Company are named as defendants in one or more of the lawsuits. The Company and other defendants intend to seek consolidation of each of the lawsuits in the United States District Court for the District of Minnesota. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of the Company (particularly with respect to prepayment assumptions and performance of certain of the Company's loan portfolios) which allegedly rendered the Company's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   (A) EXHIBITS

          11. Computation of Per Share Amounts. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997; File No. 1-08916)

          12. Computation of Ratio of Earnings to Fixed Charges. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997; File No. 1-08916)

          27.  Restated Financial Data Schedule. (filed herewith)

          (B) REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       GREEN TREE FINANCIAL CORPORATION




DATE: March 18, 1998                   /S/EDWARD L. FINN
                                       ------------------------------
                                       Edward L. Finn
                                       Executive Vice President and
                                       Chief Financial Officer





DATE: March 18, 1998                   /S/JOEL H. GOTTESMAN
                                       -----------------------------
                                       Joel H. Gottesman
                                       Senior Vice President and
                                       General Counsel

                                 EXHIBIT INDEX



Exhibit
NUMBER     EXHIBIT                                        PAGE
-------    -------                                        ----
  27.      Restated Financial Data Schedule                19