Form 10-Q/A
period 1997-06-30
GREEN TREE FINANCIAL CORP
filed 1998-03-19
CIK 890175

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997
                                                 -------------
                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to ________

                         Commission file number 1-08916
                                                --------

                        GREEN TREE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        41-1807858
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


      1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA       55102-1639
      -------------------------------------------       ----------
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

                           QUARTER ENDED June 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

       Item 1   Financial Statements                                           3

       Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   10

PART II -  OTHER INFORMATION

       Item 1   Legal Proceedings                                             15

       Item 2   Changes in Securities                                         15

       Item 3   Defaults upon Senior Securities                               15

       Item 4   Submission of Matters to a Vote of Security Holders           15

       Item 5   Other Information                                             15

       Item 6   Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                    17

EXHIBIT INDEX                                                                 18

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30, 1997    December 31, 1996
                                                     ---------------  -------------------
                                                       (unaudited)
Assets:
  Cash and cash equivalents                          $   593,761,000    $   442,071,000
  Cash deposits, restricted                              186,304,000        171,484,000
  Other investments                                       16,894,000         11,925,000
  Interest only securities                             1,101,409,000        957,185,000
  Receivables:
     Lease                                               592,169,000        564,348,000
     Commercial finance                                  355,419,000        212,920,000
     Consumer revolving credit                           157,702,000         40,803,000
     Other accounts receivable                           132,500,000         85,503,000
  Contracts and collateral                               879,730,000        453,008,000
  Servicing rights                                        58,869,000               --
  Property, furniture and fixtures                        93,094,000         77,859,000
  Goodwill                                                57,668,000         58,950,000
  Other assets                                            29,914,000         21,988,000
                                                     ---------------    ---------------
          Total assets                               $ 4,255,433,000    $ 3,098,044,000
                                                     ===============    ===============

Liabilities and Stockholders' Equity:
  Notes payable                                      $ 1,184,337,000    $   472,181,000
  Senior/Senior subordinated notes                       290,599,000        290,348,000
  Accounts payable and accrued liabilities               566,740,000        378,559,000
  Investors payable                                      432,412,000        346,272,000
  Income taxes, principally deferred                     550,103,000        473,192,000
                                                     ---------------    ---------------
          Total liabilities                            3,024,191,000      1,960,552,000

  Common stock, $.01 par; authorized 400,000,000
     shares, issued 141,149,284
     shares (1997) and 139,782,706 shares (1996)           1,411,000          1,398,000
  Additional paid-in capital                             425,885,000        373,573,000
  Retained earnings                                      998,009,000        818,733,000
  Unrealized loss on securities
     available for sale, net                             (32,603,000)              --
  Minimum pension liability adjustments                   (2,299,000)        (2,299,000)
                                                     ---------------    ---------------
                                                       1,390,403,000      1,191,405,000

  Less treasury stock, 5,286,100 shares (1997)
     and 2,051,000 shares (1996) at cost                (159,161,000)       (53,913,000)
                                                     ---------------    ---------------
          Total stockholders' equity                   1,231,242,000      1,137,492,000
                                                     ---------------    ---------------
Total liabilities and stockholders' equity           $ 4,255,433,000    $ 3,098,044,000
                                                     ===============    ===============

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended June 30
                                                  ------------------------------
                                                      1997              1996
                                                  ------------      ------------
Revenues:
  Gain on contract sales                          $186,563,000      $115,624,000
  Interest                                          87,887,000        52,977,000
  Servicing                                         27,153,000        17,235,000
  Commission and other                              15,542,000        10,266,000
                                                  ------------      ------------
                                                   317,145,000       196,102,000

Expenses:
  Interest                                          36,376,000        17,167,000
  Cost of servicing                                 20,787,000        12,175,000
  General and administrative                        85,639,000        45,112,000
                                                  ------------      ------------
                                                   142,802,000        74,454,000
                                                  ------------      ------------

Earnings before income taxes                       174,343,000       121,648,000

Income taxes                                        66,250,000        46,226,000
                                                  ------------      ------------

Net earnings                                      $108,093,000      $ 75,422,000
                                                  ============      ============

Earnings per common and common
  equivalent share                                $        .78      $        .54
                                                  ============      ============

Weighted average common and common
  equivalent shares outstanding                    139,116,319       140,242,029

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Six Months Ended June 30
                                                  ------------------------------
                                                      1997              1996
                                                  ------------      ------------
Revenues:
  Gain on contract sales                          $339,930,000      $213,111,000
  Interest                                         163,316,000        98,159,000
  Servicing                                         51,834,000        33,560,000
  Commission and other                              29,220,000        19,390,000
                                                  ------------      ------------
                                                   584,300,000       364,220,000

Expenses:
  Interest                                          66,194,000        28,531,000
  Cost of servicing                                 40,166,000        24,337,000
  General and administrative                       155,528,000        82,668,000
                                                  ------------      ------------
                                                   261,888,000       135,536,000
                                                  ------------      ------------

Earnings before income taxes                       322,412,000       228,684,000
Income taxes                                       122,516,000        86,900,000
                                                  ------------      ------------

Net earnings                                      $199,896,000      $141,784,000
                                                  ============      ============

Earnings per common and common
  equivalent share                                $       1.42      $       1.01
                                                  ============      ============

Weighted average common and common
  equivalent shares outstanding                    140,667,941       139,913,427

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Six Months Ended June 30
                                                       ----------------------------------
                                                             1997              1996
                                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest payments collected   $   143,130,000    $   106,408,000
  Net principal payments collected                          90,281,000         59,367,000
  Interest on contracts                                     54,936,000         27,503,000
  Interest on cash, investments and receivables             52,654,000         31,697,000
  Commissions                                               26,120,000         16,557,000
  Other                                                      5,143,000           (141,000)
                                                       ---------------    ---------------
                                                           372,264,000        241,391,000
                                                       ---------------    ---------------

  Cash paid to employees and suppliers                    (189,538,000)      (130,744,000)
  Interest paid on debt                                    (52,480,000)       (27,449,000)
  Income taxes paid                                        (20,021,000)       (25,080,000)
                                                       ---------------    ---------------
                                                          (262,039,000)      (183,273,000)
                                                       ---------------    ---------------
NET CASH PROVIDED BY OPERATIONS                            110,225,000         58,118,000

  Purchase of contracts and leases                      (5,072,390,000)    (3,171,967,000)
  Proceeds from sale of contracts                        4,336,525,000      3,468,454,000
  Principal collections on contracts and leases            440,993,000         68,971,000
  Proceeds from sale of commercial finance loans                  --          199,950,000
  Commercial and revolving credit loans disbursed       (1,901,585,000)    (1,291,647,000)
  Principal collections on commercial and revolving
     credit loans                                        1,697,510,000        976,283,000
  Net cash deposits                                        (14,820,000)       (10,873,000)
                                                       ---------------    ---------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                    (403,542,000)       369,289,000
                                                       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture and fixtures             (27,093,000)       (15,230,000)
  Net (purchases) sales of investments                      (4,968,000)        14,943,000
                                                       ---------------    ---------------
NET CASH USED FOR INVESTING ACTIVITIES                     (32,061,000)          (287,000)
                                                       ---------------    ---------------

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)


                                                              Six Months Ended June 30
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
                                                        ===============    ===============

RECONCILIATION OF NET EARNINGS TO NET
  CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                          $   199,896,000    $   141,784,000
  Provision for income taxes                                122,516,000         86,900,000
  Depreciation and amortization                              13,958,000          9,932,000
  Net contract payments collected, less interest only
     securities and servicing rights recorded              (170,875,000)      (133,535,000)
  Amortization of deferred servicing revenue                       --          (11,023,000)
  Amortization of servicing rights                            5,497,000               --
  Accretion of yield on interest only securities            (58,769,000)       (35,214,000)
  Net increase in cash deposits                             (14,820,000)       (10,873,000)
  Purchase of contracts and leases, net of sales and
     principal collections                                 (314,994,000)       365,458,000
  Commercial and revolving credit loans disbursed,
     net of sales and principal collections                (204,075,000)       (43,414,000)
  Net selling expenses on sale of contracts                  27,510,000         23,710,000
  Increase (decrease) in interest payable                    15,067,000           (193,000)
  Income taxes paid                                         (20,021,000)       (25,080,000)
  Increase in cash paid to employees and suppliers           (7,379,000)       (32,885,000)
  Other                                                       2,947,000         33,722,000
                                                        ---------------    ---------------

NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                  $  (403,542,000)   $   369,289,000
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

The Company classifies its interest only securities as available for sale and carries these securities at fair value. Accordingly, unrealized gains and losses are reported on a net basis as a separate component of stockholders' equity. The total amount of unrealized loss at June 30, 1997 recorded in equity is $32,603,000 on an after-tax basis.


C.  Restatement of 1996 Financial Statements

The Company determined in the fourth quarter of 1997 that its processes for assessing the valuation of its interest only securities had not fully considered the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors on a weighted average basis on the bonds outstanding. In consideration of these items, the Company restated the financial statements for 1996, as filed in the 1996 10-K/A and restated the unrealized loss on securities available for sale. The effect on the Company's previously reported financial statements for the interim period in 1997 is as follows:

           Decrease interest only securities                    $248,312,000
           Increase other accounts receivable                   $ 25,868,000
           Decrease income taxes, principally deferred          $ 84,529,000
           Decrease retained earnings                           $107,962,000
           Increase unrealized loss on securities
                available for sale, net                         $ 29,953,000

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

                                        Three-month        Six-month
                                     period-to-period   period-to-period
                                     increase June 30,  increase June 30,
                                       1996 to 1997       1996 to 1997
                                     -----------------  -----------------
Revenues:
  Gain on contract sales                  61.4%               59.5%
  Interest                                65.9                66.4
  Service                                 57.5                54.5
  Commission and other                    51.4                50.7
Expenses:
  Interest                               111.9               132.0
  Cost of servicing                       70.7                65.0
  General and administrative              89.8                88.1
Earnings before income taxes              43.3                41.0
Net earnings                              43.3                41.0

Gain on contract sales increased 61.4% and 59.5% for the three and six-month periods ended June 30, 1997, respectively, over the same periods in 1996 as a result of the increased dollar volume of contracts sold, higher interest rate spreads and longer average terms on the contracts sold. For the quarter ended June 30, 1997, total contract sales increased $466,364,000 or 22.4%

The following table sets forth the Company's fixed term contract originations and sales for the three and six-month periods ended June 30, 1997 and 1996. Dollar amounts are in thousands.

                                          Three-month period ended             Six-month period ended
                                                  June 30,                            June 30,
                                       -------------------------------     -------------------------------
                                            1997             1996              1997              1996
                                       --------------    -------------     -------------    --------------
Originations:
  Manufactured Housing                     $1,494,619       $1,345,104        $2,508,335        $2,243,139
  Home Equity/ Home
     Improvement                              836,860          354,941         1,470,817           517,944
  Consumer                                    310,817          280,443           483,064           421,990
  Commercial and Equipment                    267,486           55,917           475,199           121,178
                                       --------------    -------------    --------------    --------------
          Total                            $2,909,782       $2,036,405        $4,937,415        $3,304,251
                                       ==============    =============     =============    ==============

Sales:
  Manufactured Housing                     $1,319,986       $1,364,148        $2,369,986        $2,228,183
  Home Equity/Home
     Improvement                              746,754          292,429         1,266,853           411,286
  Consumer                                    315,614          264,300           446,664           583,280
  Commercial and Equipment                    161,698          156,731           280,647           268,989
                                       --------------    -------------     -------------    --------------
          Total                            $2,544,052       $2,077,608        $4,364,150        $3,491,647
                                       ==============    =============     =============    ==============

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

The following table reflects the composition of the Company's servicing portfolio at June 30, 1997 and 1996. Dollar amounts are in thousands.

                                                          June 30
                                             ----------------------------------
                                                  1997               1996
                                             ---------------    ---------------
Servicing Portfolio:

  Fixed term contracts                           $22,238,000        $15,483,000
  Commercial revolving credit                      1,258,000            866,000
  Consumer revolving credit                          159,000              9,000
                                             ---------------    ---------------
          Total                                  $23,655,000        $16,358,000
                                             ===============    ===============

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

Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies, grew 51.4% and 50.7% during the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. This growth is primarily a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

Interest expense increased 111.9% and 132.0% during the three and six-month periods ended June 30, 1997, as a result of higher interest rates and the Company maintaining a higher level of borrowings to fund its loan originations, commercial finance, and lease portfolio during the first six months of 1997 compared to 1996.

Green Tree's dollar amount of cost of servicing increased 70.7% for the quarter and 65.0% for the six-month period ended June 30, 1997, compared to the same periods in 1996 as the Company's total average servicing portfolio grew 44.4%. The Company's cost of servicing as a percentage of the serviced portfolio increased as a result of the product mix change in the portfolio towards products which require more servicing resources.

General and administrative expenses rose 89.8% and 88.1% for the three and six-month periods ended June 30, 1997. As a percentage of total finance volumes, these expenses have slightly increased compared to the same periods in 1996. The dollar growth is due primarily to an increase in personnel and other costs related to the continued expansion of the Company's new divisions as well as the increased volume of contracts the Company originated during the first six months of 1997.

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

          In addition, the nature of the Company's business is such that it is routinely a party or subject to items of pending or threatened litigation. Although the ultimate outcome of certain of these matters cannot be predicted, management believes, based upon information currently available and the advice of counsel, that the resolution of these routine legal matters will not result in any material adverse effect on its consolidated financial statements.

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

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.    (A)  EXHIBITS

                10(e). Amendment to the Master Repurchase Agreement between Green Tree Financial Corp.-Three and Merrill Lynch Mortgage Capital Inc. dated June 1, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; File No. 1-08916).

                10(q). Reverse Repurchase Agreement between Green Tree Financial Corporation and Smith Barney Mortgage Capital Group Inc. dated June 1, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; File No. 1-08916).

                11(a). Computation of Primary Earnings Per Share (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; File No. 1-08916).

                11(b). Computation of Fully Diluted Earnings Per Share (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; File No. 1-08916).

                12. Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; File No. 1-08916).

                27.      Restated Financial Data Schedule.

           (B)  REPORTS ON FORM 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       GREEN TREE FINANCIAL CORPORATION






DATE:        March 18, 1998            /S/ EDWARD L. FINN
                                       -----------------------------
                                       Edward L. Finn
                                       Executive Vice President and Chief
                                       Financial Officer



DATE:        March 18, 1998            /S/  JOEL H. GOTTESMAN
                                       -----------------------------
                                       Joel H. Gottesman
                                       Senior Vice President, General Counsel
                                       and Secretary

                                 EXHIBIT INDEX


EXHIBIT NUMBER             EXHIBIT
--------------             -------

     27.                   Restated Financial Data Schedule.