Form 10-Q/A
period 1997-09-30
GREEN TREE FINANCIAL CORP
filed 1998-03-19
CIK 890175

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

            For the transition period from __________ to ___________

                         Commission file number 1-08916
                                                ----------

                        GREEN TREE FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


           DELAWARE                                        41-1807858
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


           1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA     55102-1639
           ----------------------------------------------------------
             (Address of principal executive offices)      (Zip code)

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

                        QUARTER ENDED September 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

       Item 1  Financial Statements                                           3

       Item 2  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     11

PART II - OTHER INFORMATION

       Item 1  Legal Proceedings                                             16

       Item 2  Changes in Securities and Use of Proceeds                     16

       Item 3  Defaults upon Senior Securities                               16

       Item 4  Submission of Matters to a Vote of Security Holders           16

       Item 5  Other Information                                             16

       Item 6  Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                   18

EXHIBIT INDEX                                                                19

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,    December 31,
                                                                1997             1996
                                                           --------------   --------------
                                                             (unaudited)
Assets:
  Cash and cash equivalents                                $  745,216,000   $  442,071,000
  Cash deposits, restricted                                   196,313,000      171,484,000
  Other investments                                            18,254,000       11,925,000
  Interest only securities                                  1,090,993,000      957,185,000
  Receivables:
     Lease                                                    628,832,000      564,348,000
     Commercial finance                                       495,291,000      212,920,000
     Consumer revolving credit                                131,510,000       40,803,000
     Other accounts receivable                                153,630,000       85,503,000
  Contracts and collateral                                  1,014,890,000      453,008,000
  Servicing rights                                             79,061,000             --
  Property, furniture and fixtures                            105,372,000       77,859,000
  Goodwill                                                     56,926,000       58,950,000
  Other assets                                                 18,831,000       21,988,000
                                                           --------------   --------------
          Total assets                                     $4,735,119,000   $3,098,044,000
                                                           ==============   ==============

Liabilities and Stockholders' Equity:
  Notes payable                                            $1,335,251,000   $  472,181,000
  Senior/Senior subordinated notes                            510,145,000      290,348,000
  Accounts payable and accrued liabilities                    571,337,000      378,559,000
  Investor payable                                            486,244,000      346,272,000
  Income taxes, principally deferred                          561,779,000      473,192,000
                                                           --------------   --------------
          Total liabilities                                 3,464,756,000    1,960,552,000

  Common stock, $.01 par; authorized 400,000,000 shares,
     issued 141,440,784 shares (1997) and 139,782,706
     shares (1996)                                              1,414,000        1,398,000
  Additional paid-in capital                                  432,097,000      373,573,000
  Retained earnings                                         1,104,918,000      818,733,000
  Unrealized loss on securities
     available for sale, net                                 (106,107,000)            --
  Minimum pension liability adjustments                        (2,299,000)      (2,299,000)
                                                           --------------   --------------
                                                            1,430,023,000    1,191,405,000
  Less treasury stock, 5,298,256 shares (1997)
     and 2,051,000 shares (1996) at cost                     (159,660,000)     (53,913,000)
                                                           --------------   --------------
          Total stockholders' equity                        1,270,363,000    1,137,492,000
                                                           --------------   --------------
Total liabilities and stockholders' equity                 $4,735,119,000   $3,098,044,000
                                                           ==============   ==============

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended Sept. 30
                                                  ------------------------------
                                                      1997              1996
                                                  ------------      ------------
Revenues:
  Gain on contract sales                          $202,441,000      $134,110,000
  Interest                                          99,645,000        54,541,000
  Servicing                                         28,564,000        19,172,000
  Commission and other                              17,610,000        11,842,000
                                                  ------------      ------------
                                                   348,260,000       219,665,000

Expenses:
  Interest                                          45,166,000        16,931,000
  Cost of servicing                                 20,915,000        13,861,000
  General and administrative                        90,530,000        50,941,000
                                                  ------------      ------------
                                                   156,611,000        81,733,000
                                                  ------------      ------------

Earnings before income taxes                       191,649,000       137,932,000

Income taxes                                        72,827,000        52,414,000
                                                  ------------      ------------

Net earnings                                      $118,822,000      $ 85,518,000
                                                  ============      ============

Earnings per common and common
  equivalent share                                $        .85      $        .61
                                                  ============      ============

Weighted average common and common
  equivalent shares outstanding                    140,448,115       140,805,663


                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Nine Months Ended Sept. 30
                                                  ------------------------------
                                                      1997              1996
                                                  ------------      ------------
Revenues:
  Gain on contract sales                          $542,371,000      $347,220,000
  Interest                                         262,961,000       152,700,000
  Servicing                                         80,398,000        52,733,000
  Commission and other                              46,830,000        31,232,000
                                                  ------------      ------------
                                                   932,560,000       583,885,000

Expenses:
  Interest                                         111,360,000        45,462,000
  Cost of servicing                                 61,081,000        38,198,000
  General and administrative                       246,058,000       133,609,000
                                                  ------------      ------------
                                                   418,499,000       217,269,000
                                                  ------------      ------------

Earnings before income taxes                       514,061,000       366,616,000
Income taxes                                       195,343,000       139,314,000
                                                  ------------      ------------

Net earnings                                      $318,718,000      $227,302,000
                                                  ============      ============

Earnings per common and common
  equivalent share                                $       2.27      $       1.62
                                                  ============      ============

Weighted average common and common
  equivalent shares outstanding                    140,594,665       140,210,839

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Nine Months Ended Sept. 30
                                                       ----------------------------------
                                                             1997              1996
                                                       ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest payments collected   $   264,117,000    $   164,672,000
  Net principal payments collected                         132,597,000         74,835,000
  Interest on contracts                                     91,246,000         38,187,000
  Interest on cash, investments and receivables             77,436,000         51,582,000
  Commissions                                               32,259,000         23,760,000
  Other                                                      6,953,000         (2,713,000)
                                                       ---------------    ---------------
                                                           604,608,000        350,323,000
                                                       ---------------    ---------------

  Cash paid to employees and suppliers                    (293,753,000)      (188,448,000)
  Interest paid on debt                                   (103,919,000)       (37,209,000)
  Income taxes paid                                        (35,532,000)       (36,525,000)
                                                       ---------------    ---------------
                                                          (433,204,000)      (262,182,000)
                                                       ---------------    ---------------
NET CASH PROVIDED BY OPERATIONS                            171,404,000         88,141,000

  Purchase of contracts and leases                      (7,959,058,000)    (5,379,042,000)
  Proceeds from sale of contracts                        7,167,967,000      5,766,855,000
  Principal collections on contracts and leases            343,021,000        100,674,000
  Proceeds from sale of commercial finance and
     revolving credit loans                                150,000,000        199,950,000
  Commercial and revolving credit loans disbursed       (3,268,256,000)    (2,016,754,000)
  Principal collections on commercial and revolving
     credit loans                                        2,827,293,000      1,666,704,000
  Net cash deposits                                        (24,829,000)       (18,271,000)
                                                       ---------------    ---------------
NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                    (592,458,000)       408,257,000
                                                       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture and fixtures             (46,407,000)       (22,667,000)
  Net (purchases) sales of investments                      (6,329,000)         7,486,000
                                                       ---------------    ---------------
NET CASH USED FOR INVESTING ACTIVITIES                     (52,736,000)       (15,181,000)
                                                       ---------------    ---------------

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                            Nine Months Ended Sept. 30
                                                       ----------------------------------
                                                             1997              1996
                                                       ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                        7,402,625,000      4,447,278,000
  Repayments on credit facilities                       (6,539,554,000)    (4,529,492,000)
  Borrowings of long-term debt                             220,000,000               --
  Dividends paid                                           (32,532,000)       (25,707,000)
  Common stock repurchased                                (105,748,000)              --
  Common stock issued                                        3,548,000          3,714,000
                                                       ---------------    ---------------
NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                                     948,339,000       (104,207,000)
                                                       ---------------    ---------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                              303,145,000        288,869,000
CASH AND CASH EQUIVALENTS BEGINNING
  OF PERIOD                                                442,071,000        295,767,000
                                                       ---------------    ---------------

CASH AND CASH EQUIVALENTS END OF
  PERIOD                                               $   745,216,000    $   584,636,000
                                                       ===============    ===============

RECONCILIATION OF NET EARNINGS TO NET
  CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                         $   318,718,000    $   227,302,000
  Provision for income taxes                               195,343,000        139,314,000
  Depreciation and amortization                             25,867,000         15,491,000
  Interest only securities and servicing rights
     recorded, less net contract payments collected       (253,806,000)      (258,186,000)
  Amortization of deferred servicing revenue                      --          (19,482,000)
  Amortization of servicing rights                           9,748,000               --
  Accretion of yield on interest only securities           (91,788,000)       (57,030,000)
  Net decrease in cash deposits                            (24,829,000)       (18,271,000)
  Purchase of contracts and leases, net of sales and
     principal collections                                (475,905,000)       488,487,000
  Commercial and revolving credit loans disbursed,
     net of sales and principal collections               (290,963,000)      (150,100,000)
  Net selling expenses on sale of contracts                 45,838,000         39,523,000
  Increase in interest payable                               7,386,000          6,037,000
  Income taxes paid                                        (35,532,000)       (36,525,000)
  Increase in cash paid to employees and suppliers          (8,054,000)       (29,917,000)
  Other                                                    (14,481,000)        61,614,000
                                                       ---------------    ---------------

NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                 $  (592,458,000)   $   408,257,000
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

The Company classifies its interest only securities as available for sale and carries these securities at fair value. Accordingly, unrealized gains and losses are reported on a net basis as a separate component of stockholders' equity. The total amount of unrealized loss at September 30, 1997 recorded in equity is $106,107,000 on an after-tax basis.

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

C.    Restatement of Financial Statements

The Company determined in the fourth quarter of 1997 that processes for assessing the valuation of its interest only securities had not fully considered the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors on a weighted average basis on the bonds outstanding. In consideration of these items, the Company restated the financial statements for 1996, as filed in the 1996 10-K/A on and restated the unrealized loss on securities available for sale. The effect on the Company's previously reported financial statements for the interim period in 1997 is as follows:

           Decrease interest only securities             $362,269,000
           Increase other accounts receivable            $ 25,868,000
           Decrease income taxes, principally deferred   $127,832,000
           Decrease retained earnings                    $107,962,000
           Increase unrealized loss on securities
                available for sale, net                  $100,607,000

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

                            Three-month period ended   Nine-month period ended
                                     Sept. 30,                 Sept. 30,
                             -----------------------   -----------------------
                                1997         1996          1997        1996
                             ----------   ----------   ----------   ----------
Originations:
  Manufactured Housing       $1,603,084   $1,415,401   $4,111,419   $3,658,540
  Home Equity/ Home
     Improvement                967,038      407,899    2,437,855      925,843
  Consumer                      286,385      269,857      769,449      691,847
  Commercial and Equipment      292,846       79,701      768,045      200,879
                             ----------   ----------   ----------   ----------
          Total              $3,149,353   $2,172,858   $8,086,768   $5,477,109
                             ==========   ==========   ==========   ==========

Sales:
  Manufactured Housing       $1,599,997   $1,555,052   $3,969,983   $3,783,235
  Home Equity/Home
     Improvement                749,925      394,065    2,016,778      805,351
  Consumer                      321,327      249,305      767,991      832,584
  Commercial and Equipment      178,672      115,130      459,319      384,029
                             ----------   ----------   ----------   ----------
          Total              $2,849,921   $2,313,552   $7,214,071   $5,805,199
                             ==========   ==========   ==========   ==========


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

The following table reflects the composition of the Company's servicing portfolio at September 30, 1997 and 1996. Dollar amounts are in thousands.

                                                       Sept. 30
                                              --------------------------
                                                  1997           1996
                                              -----------    -----------
        Servicing Portfolio:
          Fixed term contracts                $24,214,000    $16,996,000
          Commercial revolving credit           1,464,000        958,000
          Consumer revolving credit               247,000         25,000
                                              -----------    -----------
                  Total                       $25,925,000    $17,979,000
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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company has been served with various lawsuits in United States District Court for the District of Minnesota. These lawsuits were filed by certain stockholders of the Company as purported class actions on behalf of persons or entities who purchased common stock of the Company during the alleged class periods that generally run from February 1995 to January 1998. In addition to the Company, certain current and former officers and directors of the Company are named as defendants in one or more of the lawsuits. The Company and the other defendants intend to seek consolidation of each of the lawsuits in the United States District Court for the District of Minnesota. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of the Company (particularly with respect to prepayment assumptions and performance of certain of the Company's loan portfolios) which allegedly rendered the Company's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.    (A) EXHIBITS

             11(a). Computation of Primary Earnings Per Share
                    (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997; File No. 1-08916).

             11(b). Computation of Fully Diluted Earnings Per Share
                    (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997; File No. 1-08916).

             12. Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997; File No. 1-08916).

             27.    Restated Financial Data Schedule.


           (B) REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       GREEN TREE FINANCIAL CORPORATION



DATE:        March 18, 1998            /S/ EDWARD L. FINN
                                       ----------------------------
                                       Edward L. Finn
                                       Executive Vice President and Chief
                                       Financial Officer



DATE:        March 18, 1998            /S/ JOEL H. GOTTESMAN
                                       ----------------------------
                                       Joel H. Gottesman
                                       Senior Vice President, General Counsel
                                       and Secretary

                                  EXHIBIT INDEX




 EXHIBIT NUMBER          EXHIBIT
 --------------          -------

      27.                Restated Financial Data Schedule.