Form 10-K405
period 1997-12-31
GREEN TREE FINANCIAL CORP
filed 1998-03-20
CIK 890175

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF G
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER: 1-08916

                        GREEN TREE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                        41-1807858
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)

          1100 Landmark Towers
  345 St. Peter Street, Saint Paul, Minnesota                   55102-1639
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (612) 293-3400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     (TITLE OF EACH CLASS)        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
     ---------------------        -------------------------------------------
   Common Stock, $.01 par value               New York Stock Exchange,
     10 1/4% Senior Subordinated              Pacific Stock Exchange
     Notes due June 1, 2002                   New York Stock Exchange



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

                                 Yes [X] No [ ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    As of February 28, 1998, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $2,954,737,000.

    As of February 28, 1998, the shares outstanding of the issuer's class of Common Stock were as follows:

                 Common Stock                      133,988,860

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                PART OF 10-K
         DOCUMENT                                             WHERE INCORPORATED
         --------                                             ------------------
Proxy Statement for the 1998
Annual Meeting of Stockholders                                      III

                                     PART I
                                     ------
ITEM 1.  BUSINESS.
------------------

General
-------

Green Tree Financial Corporation ("Green Tree" or the "Company") is a diversified financial services company with operations serving customers in the consumer finance, commercial finance and insurance markets. Through its principal offices in Saint Paul, Minnesota and service centers throughout the United States, Green Tree serves all 50 states.

The Company originates a variety of fixed term financing transactions on either a "direct" or "indirect" basis. Under an "indirect" financing transaction, a dealer sells a product to a customer and enters into a sales contract with the customer evidencing a monetary obligation and providing security for that obligation. The Company purchases such sales contracts from dealers and contractors in the ordinary course of its business. Under a "direct" origination, the Company and borrower are direct parties to the loan documentation which evidences the borrower's obligation to the Company. References herein to the terms "contracts," "sales contracts" or "loans" may be used to refer to either "direct" or "indirect" financing transactions as the context requires. Reference herein to the term "finance volume" refers to the dollar amount of loans originated by the Company in a given period. All direct or indirect originations are written on forms provided or approved by the Company and are originated or purchased on an individually approved basis in accordance with Company underwriting guidelines.

The Company provides commercial revolving credit to dealers, manufacturers and distributors of various consumer and commercial products and provides consumer revolving credit through selected merchants and dealers. Pursuant to the terms of such revolving credit agreements, the Company funds product inventory or customer purchases. Typically inventory products secure the commercial revolving credit transactions. Reference herein to the term "revolving credit" may be used in reference to commercial finance, floorplan receivables, asset-based receivables or retail credit.

Green Tree pools and securitizes substantially all of the contracts it originates, retaining the servicing on the contracts. Such pools are structured into asset-backed securities which are primarily sold in the public securities markets. In the servicing contracts, the Company collects payments from the borrower and remits principal and interest payments to the holder of the contract or investor certificate backed by the contracts. References herein to the term "managed finance receivables" refers to the total dollar amount of loans serviced as of a certain point in time without regard to whether or not the loans have been securitized.

The Company was originally incorporated under the laws of the State of Minnesota in 1975. In 1995, the Company reincorporated under the laws of the State of Delaware. Green Tree Financial Corporation's principal executive offices are located at 1100 Landmark Towers, 345 Saint Peter Street, Saint Paul, Minnesota 55102-1639, and its telephone number is (612) 293-3400. Unless the context otherwise requires, "Green Tree" or the "Company" means Green Tree Financial Corporation and its subsidiaries.

Consumer Financing Activities
-----------------------------

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

The majority of the Company's sales contracts for manufactured home purchases are financed on a conventional basis, with a small number of units insured by the FHA or partially guaranteed by the VA. With respect to manufactured housing, the relative volume of conventional, FHA or VA contracts originated by the Company depends on customer and dealer preferences as well as prevailing market conditions. The Company has developed more cost effective conventional manufactured housing lending programs and as a result, FHA and VA contracts represented less than 1% of the Company's manufactured housing originations during 1997. FHA and VA contracts constituted 5% of the Company's servicing portfolio at December 31, 1997. Manufactured housing contracts are generally subject to minimum down payments of at least 5% of the amount financed. The Company offers manufactured housing contract terms of up to 30 years.

Through its regional service centers, the Company arranges to purchase MH contracts from MH dealers located throughout the United States. The Company's regional service center personnel contact dealers located in their region and explain the Company's available financing plans, terms, prevailing rates, and credit and financing policies. If the dealer wishes to utilize the Company's available customer financing, the dealer must make an application for dealer approval. Upon satisfactory results of the Company's investigation of the dealer's creditworthiness and general business reputation, the Company and the dealer execute a dealer agreement. The Company also originates manufactured housing installment loan agreements directly with customers. For the year ended December 31, 1997, the Company's manufactured housing contract originations consisted of 79% purchased from dealers, and 21% directly originated by the Company.

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

For manufactured housing contracts, the Company uses a proprietary automated credit scoring system. The scoring system is statistically based, quantifying information using variables obtained from customer credit applications and credit reports. As of December 31, 1997, this credit scoring system has been used in making credit determinations on over three million applications.

Home Equity

The Company originates home equity loans through a system of retail satellite offices and regional centers, and through a network of correspondent lenders.
As of December 31, 1997, the Company marketed home equity loan products directly to consumers from 75 retail satellite offices and six regional centers located throughout the United States. The satellite offices are responsible for originating, processing, underwriting and funding the loan transaction. Subsequently, loans are re-underwritten in the regional service center and on a test basis by a third party to ensure compliance with policy. Upon completion of the loan closing, the loan package is forwarded to the Company's loan servicing center located in Tempe, Arizona. The servicing center is responsible for handling customer service and loan functions, as well as performing document handling, custodial and quality control functions.

During 1997, approximately 50% of the Company's home equity finance volume resulted from the Company's marketing personnel working directly with consumers. The remaining finance volume was the result of transactions between the Company and correspondents, with a much smaller percentage of transactions occurring between the Company and brokers. (The purchases from correspondents typically occur on a monthly basis either on a flow or bulk basis from a network of approximately 75 correspondents.) The Company re-underwrites each of the loan documents forwarded from correspondents to ensure compliance with the Company's underwriting, grading and pricing policies.

Typically, home equity loans are secured by first or second liens on site-built homes. Homes used for collateral in securing home equity loans may be either residential or investor owned one-to-four-family properties having a minimum appraised value of $25,000. During 1997 and 1996, approximately 75% of the loans originated were secured by first liens. The average loan to value for the same period for the loans originated was approximately 85%. The majority of the Company's home equity loans are fixed rate closed end loans. The Company periodically purchases adjustable rate loans from its correspondent network. Adjustable rate loans accounted for 15% of the Company's home equity finance volume during 1997.

Home Improvement

The Company originates the majority of its home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. The Company has a contractor approval process pursuant to which the financial condition, business experience and qualifications of the contractor are reviewed prior to his or her approval to sell contracts to the Company.

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

Typically, the approved contractor submits the customer's credit application and construction contract to the Company's centralized service center, where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system that was implemented by the

Company in 1993. If it is determined that the application meets the Company's underwriting guidelines and applicable FHA regulations (for FHA-insured contracts) and the credit is approved, the Company purchases the contract from the contractor generally when the customer verifies satisfactory completion of the work.

During 1997, the Company launched a direct-to-consumer origination channel for home improvement loans. Through a direct mail solicitation campaign, the customer calls the Company's telemarketing center and the Company's sales representative explains to the customer the available financing plans, terms and rates depending on the customers needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. This direct channel resulted in approximately 5% of the home improvement finance volume during 1997.

The types of home improvements financed by the Company include exterior renovations, such as windows, siding and roofing; pools and spas; kitchen and bath remodeling; and room additions and garages. The Company may also, under certain limited conditions, extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

Consumer Products

Green Tree provides consumer financing for the purchase of marine products (including boats, boat trailers and outboard motors); motorcycles; recreational vehicles; sport vehicles (including snowmobiles, personal watercraft and all-terrain vehicles); pianos and organs; and horse and utility trailers.

The Company arranges to purchase certain contracts originated by dealers throughout the United States. The Company's personnel contact dealers and explain Green Tree's available financing plans, terms, prevailing rates and credit and financing policies. If the dealer wishes to utilize the Company's available customer financing, the dealer must complete an application for approval.

The approved dealer submits the customer's credit application and purchase order to the Company's central service center where an analysis of the creditworthiness of the proposed buyer is made. If the application meets the Company's guidelines and credit is approved, the Company purchases the contract when the customer completes the purchase transaction with the dealer.

Revolving Credit Card

The Company began offering a private label retail credit program in 1996 and has entered into program agreements with selected retailers to provide competitive credit card services to the customers of such retailers. Green Tree chartered a limited purpose credit card bank to conduct its credit card business. The bank, Green Tree Retail Services Bank, is a state chartered bank located in Rapid City, South Dakota. The Company has a retailer approval process pursuant to which the financial condition, business experience and customer service reputation are reviewed. The Company also underwrites the credit of individual customers for approval utilizing a credit scoring system.

On November 2, 1997, the Company chartered a Utah industrial loan company, Green Tree Capital Bank, Inc. ("Capital Bank"). This entity has the authority to engage generally in the banking business, including the acceptance of all types of deposits, other than demand deposits. Consumer retail credit card business was first conducted in the Capital Bank in January 1998.

Commercial Financing Activities
-------------------------------

Commercial

Through its three regional lending centers, the Company extends credit generally under revolving credit agreements with dealers, manufacturers and distributors ("Dealer") of various consumer and commercial products. "Floorplan Receivables" represent the financing of product inventory for retail dealers of a variety of consumer products. The products securing the Floorplan Receivables currently include manufactured housing, recreational vehicles and marine products. "Asset-Based Receivables" generally represent the financing of production and inventory by manufacturers, such revolving credit arrangements being secured by finished goods inventory, accounts receivable rising from the sale of such inventory, certain work-in-process, raw materials and component parts, as well as other assets of the borrower, and may include real estate.

The Company will provide floorplan financing for products for a particular dealer or distributor, in most instances, only if the Company has also entered into a floorplanning agreement with the manufacturer, distributor or other vendor of such product. A Dealer requesting the establishment of a credit line with Green Tree is required to submit an application and financial information.

Advances made for the purchase of inventory are most commonly arranged in the following manner: the Dealer will contact the manufacturer and place a purchase order for a shipment of inventory. If the manufacturer has been advised that Green Tree is the Dealer's inventory financing source, the manufacturer will contact Green Tree to obtain an approval number with respect to such purchase order. Upon such request, the Company will determine whether (i) the manufacturer is in compliance with its floorplan agreement, (ii) the Dealer is in compliance with its program with Green Tree and (iii) such purchase order is within the Dealer's credit limit. If all of such requirements are met, the Company will issue an approval number to the manufacturer. The manufacturer will then ship the inventory and directly submit its invoice for such purchase order to Green Tree for payment. Interest or finance charges normally begin to accrue on the Dealer's accounts as of the invoice date. The proceeds of the loan being made by the Company to the Dealer are paid directly to the manufacturer in satisfaction of the invoice price and are often funded a number of days subsequent to the invoice date depending upon the Company's arrangements with the manufacturer. Inventory inspections are frequently performed to physically verify the collateral used to secure a Dealer's loan, check the condition of the inventory, account for any missing inventory and collect any funds due. Approximately two-thirds of Green Tree's MH dealers are participants in this program.

Asset-Based Receivables are credit facilities provided to certain manufacturers and distributors which typically involve a revolving line of credit, for a contractually committed period of time, pursuant to which the borrower may draw the lesser of the maximum amount of such line of credit or a specifically negotiated loan availability amount, subject to the availability of adequate collateral. The loan availability amount is determined by multiplying an agreed upon advance rate against the value of certain types of assets. In these facilities, Green Tree will most typically lend against finished inventory and eligible accounts receivable arising from the sale of such inventory which are free and clear of other liens and otherwise in compliance with specified standards. Certain Asset-Based Receivables may also be secured by real estate.

Equipment

The Company's equipment finance operations provide financing programs for commercial borrowers, including truck and trailer financing for over the road new and used class eight trucks/tractors and new and used trailers. In addition, financing is provided on various types of new and used aircraft, from small single engine pistons to multi-jet engine aircraft. Financing or lease agreements for office automation equipment (e.g., telecommunication systems, facsimile machines, copiers) and other equipment types, and fixed rate financing for the land, building or equipment of franchise operations are also available.

Company sales personnel contact equipment dealers or vendors and provide an explanation of the available financing plans offered, including terms, prevailing interest rates, credit guidelines, residual purchase options, and financing policies. The dealer or vendor submits an application for approval if the dealer or vendor wishes to utilize Green Tree available financing for their commercial customer.

Upon receipt of a customer's credit application and purchase order from the dealer or vendor, the Company analyzes the creditworthiness of the applicant.
If the application meets the Company's guidelines and credit is approved, the Company purchases the sales contract or lease equipment at the time the customer accepts delivery of the product. Customer service, collection and other administrative and support functions for the Company's equipment operations are handled from the Company's offices in Saint Paul and Bloomington, Minnesota and in Paramus, New Jersey.

Other Activities
----------------

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

                                                              Year ended December 31
                           ------------------------------------------------------------------------------------------
                                 1997               1996               1995               1994               1993
                           --------------     --------------     --------------     --------------     --------------
                                                              (dollars in thousands)
Net written premiums:
  Physical damage                $109,623           $ 91,883            $82,438            $63,979            $48,172
  Credit/Mortgage Insurance        13,534             12,125             10,154              7,240              5,683
                           --------------     --------------     --------------     --------------     --------------
     Total                       $123,157           $104,008            $92,592            $71,219            $53,855
                           ==============     ==============     ==============     ==============     ==============

Managed Finance Receivables
---------------------------

The Company services all of the fixed term and revolving credit receivables that it originates or purchases from other originators, collecting loan payments, taxes and insurance payments, where applicable, and other payments from borrowers and remitting principal and interest payments to the holders of its asset-backed securities.

The following table reflects the composition of the Company's managed finance receivables at December 31, for the years indicated.

                                                                      December 31
                            --------------------------------------------------------------------------------------------
                                   1997                1996               1995               1994               1993
                            ----------------     --------------     --------------     --------------     --------------
                                                                 (dollars in millions)

Fixed term                        $   26,036           $ 18,965           $ 13,314           $  9,653           $  7,194
Revolving credit                       1,921              1,108                574                168                 --
                            ----------------     --------------     --------------     --------------     --------------
   Total                          $   27,957           $ 20,073           $ 13,888           $  9,821           $  7,194
                            ================     ==============     ==============     ==============     ==============

Number of fixed term
  contracts serviced               1,076,000            827,000            657,000            512,000            406,000
Number of revolving credit
 accounts serviced                   700,000            180,000             23,000              8,000                 --


Credit Quality
--------------

The Company considers revolving credit receivables with any due and unpaid balance and fixed term receivables with any due and unpaid balance of $25 or more to be delinquent. Beginning in 1996, certain receivables for which the obligor was in bankruptcy but was current under their court-approved bankruptcy payment plan were generally not considered delinquent. Delinquent receivables are subject to acceleration and repossession or foreclosure of the underlying collateral.

The following table provides certain information with respect to the 60-days-and-over contractual dollar delinquency, loss experience and repossessed collateral for the Company's managed finance receivables as of December 31, for the years indicated.

                                                    1997               1996               1995
                                              -------------      -------------      -------------
Delinquency (a)
  Manufactured Housing                                 1.22%              1.19%               .96%
  Home Equity/Improvement                               .88%               .85%               .56%
  Other Consumer                                       1.24%               .94%               .84%
                                              -------------      -------------      -------------
      Total Consumer Lending                           1.15%              1.13%               .92%
  Commercial Lending                                    .55%               .61%              1.81%
                                              -------------      -------------      -------------
      Total                                            1.08%              1.08%               .93%
                                              =============      =============      =============

Net Credit Losses (b)
  Manufactured Housing                                 1.15%               .76%               .56%
  Home Equity/Improvement                               .69%              1.12%               .59%
  Other Consumer                                       1.20%               .52%               .46%
                                              -------------      -------------      -------------
      Total Consumer Lending                           1.07%               .77%               .56%
  Commercial Lending                                    .75%               .44%               .04%
                                              -------------      -------------      -------------
      Total                                            1.04%               .74%               .56%
                                              =============      =============      =============

Repossessed Collateral (c)
  Manufactured Housing                                 1.04%               .93%               .65%
  Home Equity/Improvement                               .71%               .23%               .09%
  Other Consumer                                        .69%               .51%               .35%
                                              -------------      -------------      -------------
      Total Consumer Lending                            .95%               .84%               .60%
  Commercial Lending                                   1.00%              1.26%               .27%
                                              -------------      -------------      -------------
      Total                                             .95%               .85%               .58%
                                              =============      =============      =============


(a) As a percentage of managed finance receivables at period end, excluding receivables already in repossession or foreclosure.
(b) As a percentage of average managed finance receivables during the period, net of recoveries.
(c) Includes receivables in the process of foreclosure and repossessed collateral in process of liquidation as a percentage of managed receivables at period end.

Prior to 1997, the Company reported delinquency information separately for fixed term contracts and commercial and consumer revolving credit. Fixed term contracts were based on the number of contracts delinquent and commercial and consumer revolving credit was based on the dollar amount delinquent. In 1997, the Company began reporting delinquencies based on dollars by product line. The 1996 and 1995 delinquency information has been restated for comparative purposes. As of December 31, 1994 and 1993, the number of fixed term contracts delinquent as a percentage of average fixed term contracts outstanding was .70% and .77%, respectively. The commercial and consumer revolving credit receivables were not significant in 1994 and 1993.

Prior to 1997, the Company reported loss experience and repossessed collateral information for its fixed term contracts. In 1997, the Company began reporting this information on the basis of product line. Information for 1996 and 1995 has been restated for comparative purposes. Credit losses for fixed term contracts in 1994 and 1993 were .63% and .85%, respectively. Losses related to revolving credit during 1994 and 1993 were not significant. The number of repossessed collateral units as a percentage of the total number of fixed term contracts serviced as of December 31, 1994 and 1993 was .43% and .51%, respectively. Repossessed collateral relating to revolving credit assets as of these dates were not significant.

Finance Volume
--------------

Consumer and commercial finance volume originated by the Company during each of the past five years is indicated below:

                                                           Year ended December 31
                    -------------------------------------------------------------------------------------------------
                            1997                 1996                1995               1994                1993
                    -----------------    -----------------    ---------------    ----------------    ----------------
                                                           (dollars in thousands)
Manufactured
  Housing                 $ 5,479,290          $ 4,882,018         $4,159,836          $3,201,491          $2,449,121
Home Equity/Home
  Improvement               3,476,229            1,493,720            626,986             465,523             169,443
Consumer/
  Retail Credit             1,510,918              835,578            361,449              96,131              47,306
                    -----------------    -----------------    ---------------    ----------------    ----------------
  Total Consumer          $10,466,437          $ 7,211,316         $5,148,271          $3,763,145          $2,665,870
Commercial/
  Equipment                 5,181,362            3,343,000          1,742,704             302,419                 136
                    -----------------    -----------------    ---------------    ----------------    ----------------
   Total                  $15,647,799          $10,554,316         $6,890,975          $4,065,564          $2,666,006
                    =================    =================    ===============    ================    ================


The Company believes that, in addition to an individual analysis of each contract, it is important to achieve a geographic dispersion of contracts in order to reduce the impact of regional economic conditions on the overall performance of the Company's portfolio. Accordingly, the Company seeks to maintain a portfolio of contracts dispersed throughout the United States. At December 31, 1997, no state accounted for more than 10% of all contracts serviced by the Company. In addition, no single contractor, dealer, or vendor accounted for more than 5% of the total dollar volume of contracts originated by the Company.

Securitized Asset Sales
-----------------------

The Company regularly pools contracts for sale to investors. It is the Company's policy to sell substantially all of the contracts it originates or purchases through asset-backed securities.

Manufactured housing, home equity, home improvement, consumer and equipment finance contracts and leases are pooled and sold by the Company through securitized asset sales which have been either single class or senior/subordinate pass-through structures. Under its securitized sale structures, the Company has provided a variety of forms of credit enhancements. While such credit enhancements generally take the form of corporate guarantees, they have also included bank letters of credit, surety bonds, cash deposits or other equivalent collateral. The Company analyzes the cash flows unique to each transaction, as well as the marketability, earnings potential and risk transference of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. Customer principal and interest payments are deposited in separate bank accounts as received by the Company and are held for monthly distribution to the certificateholders.

In previous years Green Tree sold a substantial portion of its interest only securities, representing net cash flows retained from the securitization of its manufactured housing contracts, in the form of securitized Net Interest Margin Certificates ("NIM Certificates") through public offerings. A subordinated interest in those certificates was retained by the Company. As a result of these transactions, certain net cash flows that formerly were retained by Green Tree are now passed through to investors. Payments on the subordinated interests retained do not commence until the senior certificateholders have been paid all principal and interest due them under the terms of the transaction.

The Company securitizes a majority of its commercial finance and credit card receivables through revolving trust structures which generally include the issuance of senior/subordinate bonds with contractual terms to maturity. As such, the principal balance of the bonds does not receive any paydowns until such time as either the contractual revolving period has ended and the bonds have entered an amortization period or an early amortization event has occurred. Early amortization events as detailed in the various trusts include, among others, asset quality tests, asset turn rate tests, requirements as to the minimum required amount of receivables and/or cash maintained within the trust, and the occurrence of an event of default with respect to the Company.

Information on the Company's securitized asset sales is as follows:

                                                         Year ended December 31
                          ---------------------------------------------------------------------------------
                                1997             1996             1995             1994             1993
                          -------------     ------------     ------------     ------------     ------------
                                                         (dollars in millions)
Contracts sold:
  Manufactured Housing          $ 5,370           $5,033           $4,020           $3,226           $2,303
  Home Equity/Home
    Improvement                   3,020            1,324              579              544               43
  Consumer/Equipment              1,627            1,556               --               --               --
                          -------------     ------------     ------------     ------------     ------------
                                 10,017            7,913            4,599            3,770            2,346

NIM Certificates                     --               --              308              600               --
Floorplan/Asset-Based                74              500              428               --               --
Lease                               508               --               --               --               --
Revolving Credit Card               150               --               --               --               --
                          -------------     ------------     ------------     ------------     ------------
     Total                      $10,749           $8,413           $5,335           $4,370           $2,346
                          =============     ============     ============     ============     ============

Regulation
----------

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

The Company has chartered both a limited purpose credit card bank, Green Tree Retail Services Bank ("Retail Bank"), and a Utah industrial loan company, Green Tree Capital Bank, Inc. ("Capital Bank"). Both Retail Bank and Capital Bank are regulated by the Federal Deposit Insurance Corporation. Retail Bank is regulated by the South Dakota Department of Banking and Capital Bank is regulated by the Utah Department of Financial Institutions. The ownership of these entities does not subject the Company to regulation by the Federal Reserve Board as a bank holding company. Retail Bank is authorized only to engage in the credit card business and may issue certificates of deposit in denominations of $100,000 or greater. Capital Bank has the authority to engage generally in the banking business and may accept all types of deposits, other than demand deposits if the assets of the industrial loan company exceed $100 million. Generally state laws relating to permissible interest rates and fees have been preempted by federal law applicable to both Retail Bank and Capital Bank, although certain states have enacted or may in the future enact legislation superseding federal law.

The regulatory procedures discussed above are subject to changes by the regulatory authorities. There are no assurances that future regulatory changes will not occur. These regulatory changes could place additional burdens on the Company's programs.

Competition and Other Factors
-----------------------------

The Company is affected by consumer demand for manufactured housing, home equity financing, home improvements, consumer and equipment products, and consumer and commercial revolving credit as well as its insurance products. Consumer and commercial demand, in turn, are partially influenced by regional trends, economic conditions and personal preferences. The Company competes primarily with banks, finance companies, savings and loan associations, and credit unions. The Company competes by offering superior service, prompt credit review and integrated financing programs.

Prevailing interest rates are typically affected by economic conditions. Changes in rates, however, generally do not inhibit the Company's ability to compete for loan originations, although from time to time in particular geographic areas, local competition may choose to offer more favorable rates. In addition, in a falling interest rate environment the Company's servicing portfolio is more susceptible to the refinancing initiatives of competitors, although the Company has initiated programs to mitigate such activity.

The Company's business is generally subject to seasonal trends, reflecting the general pattern of sales of manufactured housing and site-built homes. Sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January.

Employees
---------

As of December 31, 1997, the Company had 5,499 full-time and 322 part-time employees and considers its employee relations to be satisfactory. None of its employees are represented by a union.

Executive Officers
------------------


Lawrence M. Coss, 59, Chairman and Chief Executive Officer of the Company since April 1994; Chairman, President and Chief Executive Officer of the Company (1987-1994); President and Chief Executive Officer of the Company 1975-1987); Company founder; Director of the Company since 1975 (term expires in 1999).

Gregory D. Aplin, 50, Executive Vice President of the Company since November 1997; Senior Vice President of the Company (November 1993 to November 1997); Vice President of the Company (May 1992-November 1993); President, Manufactured Housing Division of the Company since March 1997.

Jerry W. Britton, 47, Executive Vice President of the Company since May 1995; President, Commercial Lending Division of the Company since March 1997; President-Eastern Division of ITT Commercial Finance Corp., Atlanta, Georgia (1988-1995); Senior Vice President and Director of Marketing of ITT Commercial Finance Corp. (1987-1988); Vice President of ITT Commercial Finance Corp. (1979-
1986).

Bruce A. Crittenden, 46, Executive Vice President of the Company since December 1996; Senior Vice President of the Company (August 1995-December 1996); President, Retail/Mortgage Services and Home Improvement Divisions of the Company since July 1997; President, Retail/Mortgage Services Division since (March 1997-July 1997); Household International since November 1972--Managing Director of HFC (1993-1995); Senior Vice President of HFC (1991 to 1993); Chief Operating Officer of HRSI (1988-1991).

Edward L. Finn, 53, Executive Vice President and Chief Financial Officer of the Company since July 1996; Ernst & Young (1970-June 1996)--Managing Partner of the Minneapolis, Minnesota and Providence, Rhode Island offices (1985-1996).

Richard G. Evans, 49, Executive Vice President of the Company since 1996; Executive Vice President and Secretary of the Company (December 1993 to May
1996); Senior Vice President, General Counsel and Secretary of the Company (1988-1993); Vice President, General Counsel and Secretary of the Company (1985-
1988); Director of the Company since 1991 (nominee for term expiring in 2001).

Smith ("Jack") F. Brandom, III, 35, Senior Vice President of the Company since November 1997; Vice President of the Company (March 1993-November 1997); Executive Vice President, Manufactured Housing Division of the Company since May 1997; Vice President, Manufactured Housing Division (December 1993-May 1997); National Performance Manager, Manufactured Housing Division (March 1993-December
1993); Security Pacific Corporation/Bank of America from February 1987 to February 1993 --Regional Manager and Vice President, Manufacturer Relations and Marketing.

James R. Breakey, 38, Senior Vice President and Chief Information Officer of the Company since November 1997; Assistant Vice President of the Company (June 1997-November 1997); CSC Consulting from September 1992 to June 1997.

Barbara J. Didrikson, 43, Senior Vice President of the Company since November 1997; Vice President of the Company (December 1990-November 1997); Director of Human Resources (June 1990-December 1990).

Joel H. Gottesman, 49, Senior Vice President, General Counsel and Secretary of the Company since May 1996; Senior Vice President and General Counsel of the Company (September 1995-May 1996); Briggs and Morgan Law Firm from 1983 to September 1995--Shareholder, Board Member and Treasurer; Levitt, Palmer, Bowen, Rotman & Share (merged with Briggs and Morgan) from 1974-1983--Partner.

Joseph E. Huguelet, III, 41, Senior Vice President with the Company since August 1997; President, Insurance Agency Division of the Company since August 1997; Managing Director of PACCAR Financial Insurance Division (1992-1997). General Manager of Mountain Commercial Division of Progressive Insurance Company (1987-
1992).

Phyllis A. Knight, 35, Senior Vice President and Treasurer of the Company since November 1997; Vice President and Treasurer of the Company (December 1995 to November 1997); Assistant Vice President and Assistant Controller of the Company (September 1994-December 1995); KPMG Peat Marwick (1985-September 1994)--Senior Manager (October 1988-September 1994).

Michael L. Newell, 46, Senior Vice President of the Company since December 1996; Vice President of the Company (August 1995-December 1996); President, Consumer Finance Division since March 1997; Vice President and National Operations Manager of Access Financial Corp., Atlanta, Georgia (March 1994-August 1995); Senior Vice President and Division Director of Bank of America Housing Services, San Diego, California (September 1992-March 1994); Region Manager of Bank of America Housing Services, Atlanta, Georgia (August 1991-September 1992).

Brent H. Peterson, 38, Senior Vice President of the Company since November 1997; Senior Vice President and Chief Information Officer (December 1995-November
1997); Vice President of the Company (September 1992-December 1995).

Mark A. Shepherd, 38, Senior Vice President of the Company since November 1997; Vice President of the Company (December 1995-November 1997); Executive Vice President, Retail/Mortgage Services/Home Improvement Divisions since March 1997; Household International (1982-October 1995)--Vice President Regional Sales Manager (1995) Vice President Chief Marketing Officer of HHC (1993-1994); Vice President Chief Collection Officer of HFC Central (1991-1992); Vice President Chief Control Officer of HFC and HRSI (1988-1990).

Jeffrey A. Vanthournout, 42, Senior Vice President of the Company since October 1995; President, Equipment Finance Division since March 1997; Kenworth Truck Co.--Director of Credit and Operations (February 1994-October 1995); Paccar Financial (May 1990-February 1994); Heller Financial (December 1985-January
1994).

Scott T. Young, 36, Senior Vice President and Controller since November 1997; Vice President and Controller (July 1996-November 1997); Managing Director and Controller of GMAC-Residential Funding Corp., Minneapolis, Minnesota (August 1991-July 1996); Senior Manager of Deloitte & Touche, Minneapolis, Minnesota (July 1989-July 1991).

Lyle D. Zeller, 42, Senior Vice President of the Company since November 1993; Vice President of the Company since August 1992; President, Home Improvement Division of the Company (March 1997-July 1997).

Gary V. Busch, 39, Vice President of the Company since December 1997; Managing Director of Secondary Markets of Access Financial Lending Corp. (April 1996-December 1997); Vice President of Access Financial Corp. (February 1994-April
1996); Vice President and Assistant Treasurer of Security Pacific Housing Services (1989-February 1994).

John A. Dolphin, 38, Vice President and Director of Investor Relations with the Company since January 1996; Countrywide Credit Industries, Inc. (October 1992-January 1996)--Vice President of Corporate Finance and Investor Relations (1994-
1996); Assistant Treasurer (1992-1994).

Item 2.  Properties.
--------------------

At December 31, 1997, the Company operated 51 manufactured housing regional service centers and three commercial finance business centers. Such offices are leased, typically for a term of three to five years, and range in size from 1,700 to 22,000 square feet. The Company also operates a central servicing center in Rapid City, South Dakota. The lease on this facility is for a term of five years with an option to purchase and consists of 137,000 square feet. The Company's home improvement and consumer products divisions lease their main office in Saint Paul, Minnesota. The lease is for a term of five years and consists of 125,000 square feet. (See Note J of Notes to Consolidated Financial Statements for annual rental obligations.) The Company's home equity business has operations in 6 regional locations and 75 regional satellite offices with a
service center in Mesa, Arizona which opened in February, 1997.   The Company's
equipment and leasing business is housed in leased facilities located in Bloomington, Minnesota and Paramus, New Jersey. The square footage leased in Bloomington and New Jersey is 22,000 square feet and 44,000 square feet, respectively. The Company's insurance business and certain corporate functions are housed in a leased facility in Eagan, Minnesota as of January, 1998. This facility provides 83,000 square feet with a lease commitment of two years. In 1997, the Company purchased land in Scottsdale, Arizona. A new servicing center having 140,000 square feet is targeted for completion in 1999. Executive, certain corporate functions and various loan servicing operations are housed in St. Paul, Minnesota, in a building owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

The Company has been served with various lawsuits in United States District Court for the District of Minnesota. These lawsuits were filed by certain stockholders of the Company as purported class actions on behalf of persons or entities who purchased common stock of the Company during the alleged class periods. In addition to the Company, certain current and former officers and directors of the Company are named as defendants in one or more of the lawsuits. The Company and the other defendants intend to seek consolidation of each of the lawsuits in the United States District Court for the District of Minnesota. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of the Company (particularly with respect to prepayment assumptions and performance of certain of the Company's loan portfolios) which allegedly rendered the Company's financial statements false and misleading The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters.
--------

The Company's Common Stock is traded on the New York and Pacific Stock Exchanges under the symbol "GNT". The following table sets forth, for the periods indicated, the range of the high and low sale prices.


      1997                                     High                           Low
----------------                        ------------------            ------------------

First quarter                                     $41-7/8                      $ 33-3/4
Second quarter                                     38-3/8                        26-3/4
Third quarter                                      48-5/8                        35-1/16
Fourth quarter                                     50-1/4                        19

      1996                                     High                           Low
 ----------------                       ------------------            ------------------
First quarter                                     $36                          $ 23-1/4
Second quarter                                     35-1/8                        30-3/8
Third quarter                                      39-1/4                        30-1/8
Fourth quarter                                     41-7/8                        36-5/8

On February 28, 1998, the Company had approximately 1,554 stockholders of record of its Common Stock, including the nominee of The Depository Trust Company, which held approximately 127,901,056 shares of Common Stock.

The Company has paid cash dividends since December 1986. The 1997 quarterly dividend rate for the first two quarters was $.075 per share. In July 1997, the Board of Directors approved a 16.7% increase in the quarterly dividend rate to $0.0875 per share effective for the September 1997 dividend. The payment of future dividends will depend on the Company's financial condition, prospects and such other factors as the Board of Directors may deem relevant. Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and Common Stock repurchases. At December 31, 1997, such payments were limited to $106,239,000, which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter periods less dividends paid. Dividend payments for 1997 were $44,459,000 and were not impacted by such limitations.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

                                                                Year ended December 31
                            --------------------------------------------------------------------------------------------
                                  1997              1996(a)               1995               1994               1993
                            --------------    --------------       ---------------    ---------------    ---------------
                                                     (dollars in thousands except per share data)

Revenue                         $1,091,460        $  724,111            $  711,320         $  497,427         $  366,680
Earnings before income
  taxes                            486,123           323,829               409,628            302,131            200,537
Net earnings                       301,396           200,774               253,969            181,279            116,423
Earnings per common
  share:
    Diluted                           2.15              1.43                  1.81               1.31                .90
Cash dividends per
   common share                        .33               .26                   .20                .12                .09
At year-end:
  Interest only
     securities                 $1,363,200        $1,014,340            $  764,617         $  533,182         $  843,489
  Total assets                   4,866,792         3,098,044             2,220,209          1,687,823          1,517,367
  Total debt                     1,866,311           762,529               383,546            309,319            515,004
  Stockholders' equity           1,332,140         1,137,492               925,022            725,891            549,429

  (a) As more fully described in Note A of the Notes to Consolidated Financial Statements, financial information in this Report has been restated to correct the December 31, 1996 valuation of the Company's excess servicing rights and the expense related to the Chief Executive Officers' stock bonus plan.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
----------------------------------------------

Introduction
------------

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

Gain on sale of receivables represents the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. The allocated carrying amount is determined by allocating the original amount of the receivables between the portion sold and any retained interests (interest only securities and servicing rights), based on their relative fair values at the time of sale. The initial unrealized gain on the valuation of interest only securities, which represents the difference between the allocated carrying amount and their fair market value at time of sale, is recorded in stockholders' equity.

Interest only securities represent the right to receive certain cash flows which exceed the amount of cash flows sold in the Company's securitized receivable sales. Interest only securities generally represent the value of interest to be collected on the underlying financial contracts of each securitization over the sum of the interest to be paid on security classes sold, contractual servicing fees and credit losses. Fair value is determined by discounting the projected cash flows over the expected life of the finance receivables sold using prepayment, default, loss and interest rate assumptions that the Company believes market participants would use for similar financial instruments.

Servicing rights represent the value of contractually specified servicing fees to be received in excess of adequate compensation for servicing. Fair value of servicing rights is determined by discounting the projected cash flows over the expected life of the finance receivables sold using prepayment, default, loss and interest rate assumptions that the Company believes market participants would use for similar financial instruments.

The Company's assumptions used in calculating the fair value of interest only securities and servicing rights are subject to volatility that could materially affect operating results. Prepayments resulting from competition, obligor mobility, general and regional economic conditions, and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects.

The Company has provided the investors in pools of contracts with a variety of forms of credit enhancements on its securitized sales. These credit enhancements generally take the form of corporate guarantees, but have also included letters of credit and surety bonds that provide limited recourse to the Company, and letters of credit that, if drawn, are entitled to reimbursement only from the future excess cash flows of the underlying transactions. Furthermore, certain securitized sales structures may use cash reserve funds and certain cash flows derived from the underlying pool of contracts as additional credit enhancement.

The Company records the amount to be remitted to the investors/owners of the contracts or investor certificates for the activity related to the current month, payable the next month, as "investor payable", which is shown separately as a liability on the Company's balance sheet.

Results of Operations
---------------------

Summarized below are the net earnings and earnings per share (dollars are in millions except per share amounts):

                                                   1997             1996             1995
                                              ------------    --------------    ------------
  Net earnings                                      $301.4            $200.8          $254.0
  Diluted earnings per common share                   2.15              1.43            1.81

The following table shows, for the periods indicated, the percentage relationships to income of certain income and expense items and the percentage changes in such items from period to period.

                                                                                                   Period-to-period
                                                                                                  increase (decrease)
                                               As a percentage of income for              ------------------------------
                                                the year ended December 31                    1997 to           1996 to
                                    ----------------------------------------------
                                          1997             1996             1995                1996             1995
                                    ------------     ------------     ------------        ------------     -------------
Revenues:
  Gain on sale of receivables               50.1%            53.8%            63.0%               40.3%            (13.1)%
  Interest                                  34.0             29.8             24.8                72.1              22.3
  Service                                   10.0             10.1              7.5                49.1              36.8
  Commissions and other                      5.9              6.3              4.7                41.5              38.5
                                    ------------     ------------     ------------
  Total income                             100.0%           100.0%           100.0%
                                    ============     ============     ============

Expenses:
  Interest                                  14.7%             9.7%             8.1%              129.7%             22.2%
  Cost of servicing                          8.1              7.3              5.5                67.4              35.4
  General and administrative                32.6             38.3             28.8                28.3              35.1
Earnings before income taxes                44.5             44.7             57.6                50.1             (20.9)
Net earnings                                27.6             27.7             35.7                50.1             (20.9)

Gain on sale of receivables increased 40.3% and decreased 13.1% for the years ended December 31, 1997 and 1996, respectively. Prior to giving effect to writedowns of the Company's interest only securities of $190,000,000 in 1997 and $200,000,000 in 1996, gain on sale of receivables increased 24.9% and 31.4%, respectively, in 1997 and 1996. These increases resulted primarily from increased receivable sales volumes of $2,336,000,000 or 27.8% in 1997 over 1996, and $3,078,000,000 or 57.7% in 1996 over 1995. The increase in 1996 was partially offset by a shift in the mix of receivables securitized to a greater percentage of short-lived consumer/other receivables which result in smaller average gains relative to longer-lived manufactured housing and home equity/home improvement contracts. The 1997 writedown of interest only securities was generally due to adverse prepayment experience. The 1996 writedown was the result of adjustments necessary to fully consider the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors.

Prevailing interest rates are typically affected by economic conditions.
Changes in interest rates generally do not inhibit the Company's ability to compete, although from time to time, in particular geographic areas, local competition may be able to offer more favorable rates. The Company's ability to sell contracts is generally not affected by changes in interest rates, although the amount of earnings derived from such sales may be affected.

In 1995 the Company sold a portion of its interest only securities, representing net cash flows retained from the securitization of its manufactured housing contracts, in the form of securitized Net Interest Margin Certificates ("NIM Certificates") through a public offering. The Green Tree Securitized Net Interest Margin Trust 1995-A sold certificates representing approximately 75% of the estimated present value of future interest only cash flows derived from the Company's sales of certain manufactured housing contracts in 1994 and 1995. The subordinate interests retained by the Company continue to be recorded as part of interest only securities.

The Company believes that its market share for financing new manufactured homes increased in 1997 compared to 1996. During this same time period the manufactured housing market experienced a decrease in new home shipments on a unit basis as compared to the prior year. The Company's dollar volume of manufactured housing contract originations rose 12.2% in 1997 over 1996 to $5,479,290,000. In 1997 new manufactured housing contracts originated by the Company increased 8.1% over 1996 while previously owned manufactured housing contract originations rose 29.3% compared to 1996. The Company's manufactured housing contracts originated in 1996 totaled $4,882,018,000, a 17.4% increase when compared to 1995.

The dollar volume of fixed term home equity/home improvement contract originations rose 133.2% in 1997 over 1996 to $3,476,229,000. This growth is the result of the Company's continued expansion of its home equity retail origination network. Consumer originations rose 8.2% to $963,981,000 in 1997. Equipment and commercial fixed term loan and lease originations increased 245.8% for 1997 over 1996 to $1,108,755,000. This significant growth primarily results from the inclusion of 12 months of equipment lease originations in 1997 compared to only one month of originations in 1996 following the acquisition of FINOVA Acquisition I, Inc. effective December 1, 1996. The dollar volume of home equity/home improvement contracts rose 138% during 1996 over 1995 to $1,490,720,000. Consumer products and other contract originations rose 153% to $1,192,579,000 in 1996. The overall growth in these originations resulted from expanding the number of relationships with dealers and the growth in the Company's home equity originations network.

The Company's revolving credit originations rose 55.6%, to $4,619,544,000 in 1997 compared to 1996. The 1996 volume reached $2,969,630,000 an 81.9% increase over 1995.

Interest revenue which represents interest earned on unsold finance receivables, yield on the Company's interest only securities and interest earned on custodial trust cash and other investments grew 72.1% during 1997 over 1996. The primary reason for this interest revenue growth resulted from finance receivables during 1997 being higher on average than during 1996 due to higher production levels and less frequent sales. Interest revenue increased 22.3% for the year ended December 31, 1996 compared to 1995 as the result of both interest only securities and finance receivable balances in 1996 exceeding those in 1995.

Service revenue increased in 1997, 1996 and 1995 by 49.1%, 36.8% and 33.7%, respectively. These increases resulted from the 42.8%, 38.8% and 36.5% growth in the Company's total average servicing portfolio for 1997, 1996 and 1995, respectively. In addition, the 1997 service revenue increase was higher than 1996 and 1995 as a result of the changes in the mix of products being serviced. The Company expects service revenue to continue to increase as its portfolio grows.

Commissions and other revenue, which includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from late fees, grew during 1997, 1996 and 1995 primarily as a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow.

Interest expense increased 129.7%, 22.2% and 37.7% in 1997, 1996 and 1995, respectively. The Company maintained a significantly higher level of borrowings to fund its increased loan originations and commercial finance portfolio.

Green Tree's dollar amount of cost of servicing has increased 67.4%, 35.4% and 26.9% for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's cost of servicing as a percentage of the serviced portfolio increased in 1997 when compared to 1996 and 1995 as a result of the product mix change in the portfolio towards products which require more servicing resources such as revolving credit cards and equipment leases.

General and administrative expenses rose 28.3%, 35.1% and 67.1% in 1997, 1996 and 1995, respectively. The primary reasons for the 1997 increase were the higher origination volume compared to 1996 and the additional expenses incurred from the expansion of the Company's home equity business offset by the reduction in the Chief Executive Officer's compensation. In both 1996 and 1995, the increase in general and administrative expenses related to the compensation of the Chief Executive Officer pursuant to the terms of an employment agreement, the majority of such expense being paid in stock, coupled with increased origination volumes. As a percentage of contract originations, general and administrative expenses have remained relatively constant.

The Company's effective tax rate during 1997, 1996 and 1995 was 38%.

Inflation has not had a material effect on the Company's income or earnings over the past three fiscal years.

Capital Resources and Liquidity
-------------------------------

The Company's business requires continued access to the capital markets for the warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations. Under certain securitized sales structures, the Company has provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits or other equivalent collateral. The Company analyzes the cash flows unique to each transaction, as well as the marketability and projected economic value of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During 1997, the Company used a senior/subordinated structure for each of its eight manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During 1997, the Company's home equity and home improvement loan sales included two separate but cross-collateralized loan pools, both of which employed a senior/subordinated structure with a limited guarantee on a portion of the subordinate certificates.

The Company's first quarter sale of consumer products and equipment finance loans employed a multi-class credit tranched owner trust structure with floating rate senior notes and limited corporate guarantee on the subordinate fixed rate
certificates.   In the second and third quarters of 1997, the Company's sale of consumer product, equipment finance, certain home equity and non lien home improvement loans utilized a multi-class credit tranched grantor trust structure issuing fixed rate certificates with a limited corporate guarantee on the most subordinate class. Also during the third quarter, the Company sold approximately $150.0 million of private-label credit card receivables and $74.4 million of floorplan receivables through two separate revolving trusts. In addition, the Company completed, in the fourth quarter of 1997, a sale of consumer product, equipment finance, certain home equity and non lien home improvement loans which employed a multi-class credit tranched owner trust structure with fixed and floating rate senior certificates and a limited
corporate guarantee on the most subordinate fixed rate certificates.   The
Company also sold in the fourth quarter of 1997 approximately $551 million of fixed rate notes backed by lease receivables.

Another liquidity source for the Company has been its ability to sell portions of its interest only securities in the form of securitized NIM Certificates. During 1995 the Company sold $308,000,000 of NIM Certificates. These certificates represented approximately 75% of the estimated interest only cash flows derived from the Company's sales of certain manufactured housing contracts in 1995 and 1994. Net proceeds to the Company from these sales were used to reduce short-term borrowings supporting ongoing loan originations.

Servicing fees and net interest payments collected consist of servicing fees collected on the Company's serviced portfolio and cash received from the Company's interest only securities. Servicing fees and net interest payments collected increased during the years ended December 31, 1997 and 1996 and decreased during 1995 as a result of the timing and size of the NIM Certificate sales, the proceeds of which are shown separately on the Company's statements of cash flows. Net interest payments collected on the transactions underlying the NIM Certificates are remitted directly to the senior certificateholders. Payments on the subordinated certificates will not commence until the senior certificateholders have been paid in full.

Net principal payments collected on sold loans have been positive in each of the last three years as a result of an increase in the contract principal payments collected by the Company as of the end of each year but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

Interest on unsold loans increased during 1997 primarily as a result of the increase in the outstanding finance receivables. In 1996 interest on unsold loans was relatively constant with 1995.

The Company's interest on cash and investments increased in 1997 over 1996 and 1995 as higher levels of custodial trust cash and investments were maintained primarily as a result of the growth in the managed receivables portfolio.

Net cash used for operating activities increased in 1997 compared to 1996 as the Company increased its purchase of loans and leases and the disbursements of commercial and revolving credit card loans. Offsetting these uses of operating funds were the increased number of securitization transactions relating to home equity, consumer and equipment loans. In 1996 net cash provided by operating activities increased compared to 1995 as the Company began securitizing its home equity and consumer and equipment loans.

The 1997 net cash used for investing activities included the purchase of assets associated with the opening of new home equity retail offices and the acquisition and installment of new hardware and software systems. In 1996, net cash used for investing activities included the acquisition of the net assets of FINOVA Acquisition I, Inc. In 1995 net cash used for investing activities included leasehold improvements to the Company's Rapid City servicing center.

Net cash provided by financing activities in 1997 resulted from borrowings on credit facilities, the issuance of long-term debt and proceeds from the issuance of Common Stock exceeding debt repayments, common stock repurchases and dividends paid. The 1996 net cash provided by financing activities resulted from borrowings on credit facilities and Common Stock issued exceeding repayment on credit facilities and dividends paid. Cash used for financing activities in 1995 was a result of the common stock repurchases, the dividends paid and the retirement of a portion of the senior subordinated debentures.

The Company repurchased 4,961,156 and 2,051,000 shares of its common stock for $145,285,000 and $53,913,000 in 1997 and 1995, respectively. These shares are currently held as treasury shares. In 1996 there were no common stock repurchases made by the Company. Dividends paid by the Company increased 23.4% in 1997 compared to 1996 as the Company's 1997 quarterly average dividend rate increased 23.8% over the 1996 rate. The dividends paid by the Company in 1996 increased 29.7% over 1995 as the 1996 quarterly average dividend rate was 29.2% higher when compared to 1995.

As of December 31, 1997, the Company had a $1,500,000,000 unsecured bank credit agreement. This credit facility included a $750,000,000 three-year committed revolving line of credit which was scheduled to expire on April 28, 2000 and a $750,000,000 364-day committed revolving line of credit which was scheduled to expire on April 28, 1998. In addition, the Company had $2,800,000,000 in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing its contract and commercial finance loan production. At December 31, 1997, the Company had $35,000,000 of borrowings outstanding under the unsecured bank credit agreement
and no borrowings outstanding under the repurchase agreements.   The master
repurchase agreements generally provide for annual terms that are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company.

At December 31, 1997 the Company had a commercial paper program through which it was authorized to issue up to $2 billion in notes of varying terms (not to exceed 270 days) to meet its liquidity needs. This program was backed by the bank credit agreement and master repurchase agreements referred to above. As of December 31, 1997, the Company had issued and outstanding, net of interest discount, $1,319,140,000 in notes under this program.

During the fourth quarter of 1997 and the first quarter of 1998 the Company's senior unsecured debt ratings and short-term debt ratings were lowered by each of the credit rating agencies which provide ratings on the Company's debt. As a result of these ratings actions the Company has, in 1998, substantially curtailed its issuance of commercial paper in favor of its master repurchase agreements.

In addition, effective February 10, 1998, the Company has substantially restructured its unsecured bank credit agreements reducing the aggregate commitment to $750,000,000 and renegotiating significant terms and covenants in lieu of a waiver of certain representations required of the Company for purposes of utilizing the credit line. This waiver/amendment expires on April 28, 1998.

Certain of the Company's master repurchase agreements have been amended in 1998 primarily to include financing for a broader range of receivables originated by the Company. Additionally, aggregate master repurchase lines have been increased to $3.8 billion.

In addition, on February 13, 1998 the Company closed on a $500 million line of credit secured by its interest only securities. This line of credit matures on February 12, 2000, with an option to extend for an additional one year term.

The Company is in the process of renegotiating the terms of its bank credit agreement and expects to close on a new facility prior to or coincident with the expiration of its existing line on April 28, 1998. Additionally, the Company has filed a Form S-3 shelf registration with the Securities and Exchange Commission which would provide for the issuance of additional forms of capital including a variety of forms of debt and equity. While no determination has been made with respect to the amount or nature of any capital raising activity which might be undertaken, it is likely that additional debt and/or equity in some form will be raised in 1998.

Market Risk
-----------

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company's market risk arises from interest rate risk inherent in its financial instruments. The Company is not currently subject to foreign currency exchange rate risk or commodity price risk. The Company has no trading securities and does not make material use of off-balance sheet derivative instruments to control interest rate risk. The following table shows the Company's financial instruments that are sensitive to changes in interest rates at December 31, 1997.

                                                                           Expected Cash Flows
                                                                          (dollars in thousands)
                                          ----------------------------------------------------------------------------------------
                              Weighted
                               Average
                              Discount                                                                                    Fair
                                Rate    1998       1999       2000       2001       2002      Thereafter      Total       Value
                             -----------------------------------------------------------------------------------------------------

Interest only securities      11.47%   $456,948   $321,319   $235,263   $188,145   $156,280   $1,265,981   $2,623,936   $1,363,200


                                                                                  Maturities
                                                                           (dollars in thousands)
                                          ----------------------------------------------------------------------------------------
                              Weighted
                               Average                                                                                     Fair
                              Note Rate   1998       1999       2000        2001     2002       Thereafter    Total        Value
                             -----------------------------------------------------------------------------------------------------

Senior/Senior
   subordinated notes          8.78%     $8,085    $12,087     $3,088     $1,595   $487,254       $1,795     $513,904     $520,018

Interest only securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing is dependent on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if the performance is different from the Company's assumptions. The Company generally develops its assumptions by analyzing past portfolio performance, current loan characteristics, current market conditions and the expected effect of the Company's initiatives to mitigate adverse performance. The approximate constant prepayment rate ("CPR") assumptions used are as follows:

Manufactured housing                                                9.5%   CPR
Home Equity/Home improvement                                       24.0%   CPR
Consumer/Equipment                                                 22.0%   CPR

For the Company's Senior/Senior subordinated debt, the table presents the weighted average interest rate and principal cash flows by expected maturity date. There have been no significant changes in the Company's primary market risk exposures or methods for managing those exposures since December 31, 1997.

The Company's finance receivables for lease, commercial finance and revolving credit card have not been included in the market risk table given the short duration of these receivables and management's belief that fair value approximates carrying value. Loans held for sale have also been excluded from this table as these are generally recent originations which will be converted into securitized pools during 1998.

The Company's management actively monitors and manages its interest rate risk exposure. Interest rate risk on the Company's managed portfolio is substantially eliminated through the sale of asset-backed securities. The Company's assets and securities are generally both fixed rate instruments. Principal payments on the assets are passed through to investors in the securities as received, thereby eliminating interest rate exposure that might otherwise arise from maturities of debt instruments not matching maturities of assets.

Interest rate risk on the Company's contract inventory is managed via frequent sales in the asset-backed securities market, such sales often including forward funding commitments for originations which are in process.

Year 2000
---------

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue at a cost estimated to be $7,000,000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

Other Matters
-------------

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

In 1998, the Company will adopt SFAS Statements No. 130 and 131. See Note M, "Recent Accounting Pronouncements", in the notes to consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------



               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                   FINANCIAL STATEMENTS FURNISHED PURSUANT TO
                         THE REQUIREMENTS OF FORM 10-K

                                      AND

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  --------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Green Tree Financial Corporation
Saint Paul, Minnesota:

We have audited the accompanying consolidated balance sheets of Green Tree Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Tree Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1997.

                                    /s/ KPMG PEAT MARWICK LLP

Minneapolis, Minnesota
January 27, 1998, except as to Note O which is as of February 13, 1998

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                       December 31
                                                    ---------------------------------------------
                                                             1997                      1996
                                                    -------------------       -------------------
ASSETS:
  Cash and cash equivalents                              $  741,398,000            $  442,071,000
  Cash deposits, restricted                                 247,237,000               171,484,000
  Other investments                                          25,294,000                11,925,000
  Interest only securities                                1,363,200,000             1,014,340,000
  Finance receivables                                     1,971,024,000             1,219,983,000
  Other receivables                                         235,705,000                85,503,000
  Servicing rights                                           96,311,000                        --
  Property, furniture and fixtures                          112,404,000                77,859,000
  Goodwill                                                   56,095,000                58,950,000
  Other assets                                               18,124,000                15,929,000
                                                    -------------------       -------------------
       Total assets                                      $4,866,792,000            $3,098,044,000
                                                    ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Notes payable                                          $1,355,995,000            $  472,181,000
  Senior/Senior subordinated notes                          510,316,000               290,348,000
  Accounts payable and accrued liabilities                  492,789,000               378,559,000
  Investors payable                                         552,781,000               346,272,000
  Deferred income taxes                                     622,771,000               473,192,000
                                                    -------------------       -------------------
       Total liabilities                                  3,534,652,000             1,960,552,000

  Commitments and contingencies

  Stockholders' equity
  Common stock, $.01 par; authorized 400,000,000
    shares; issued 141,595,984
   and 139,782,706 shares, respectively                       1,416,000                 1,398,000
  Additional paid-in capital                                435,570,000               373,573,000
  Retained earnings                                       1,075,670,000               818,733,000
  Minimum pension liability adjustments                      (3,142,000)               (2,299,000)
  Unrealized gain on securities
      available for sale, net                                21,824,000                        --
                                                    -------------------       -------------------
                                                          1,531,338,000             1,191,405,000
  Less treasury stock, 7,012,156 and 2,051,000
   shares at cost                                          (199,198,000)              (53,913,000)
                                                    -------------------       -------------------

       Total stockholders' equity                         1,332,140,000             1,137,492,000
                                                    -------------------       -------------------

       Total liabilities and stockholders' equity        $4,866,792,000            $3,098,044,000
                                                    ===================       ===================

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                               Year ended December 31
                                       --------------------------------------------------------------------
                                                1997                     1996                    1995
                                       --------------------      ------------------      ------------------
REVENUES:

  Gain on sale of receivables                 $ 546,828,000            $389,743,000            $448,702,000
  Interest                                      370,569,000             215,315,000             175,990,000
  Service                                       109,253,000              73,263,000              53,572,000
  Commissions and other                          64,810,000              45,790,000              33,056,000
                                       --------------------      ------------------      ------------------
                                              1,091,460,000             724,111,000             711,320,000

EXPENSES:

  Interest                                      160,882,000              70,050,000              57,313,000
  Cost of servicing                              88,740,000              53,022,000              39,168,000
  General and administrative                    355,715,000             277,210,000             205,211,000
                                       --------------------      ------------------      ------------------
                                                605,337,000             400,282,000             301,692,000
                                       --------------------      ------------------      ------------------

EARNINGS BEFORE INCOME
  TAXES                                         486,123,000             323,829,000             409,628,000

INCOME TAXES                                    184,727,000             123,055,000             155,659,000
                                       --------------------      ------------------      ------------------

NET EARNINGS                                  $ 301,396,000            $200,774,000            $253,969,000
                                       ====================      ==================      ==================

EARNINGS PER COMMON SHARE:
   BASIC                                              $2.20                   $1.47                   $1.86
   DILUTED                                            $2.15                   $1.43                   $1.81

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                  Additional                                Unrealized
                                                 Common            paid-in              Treasury             gain on
                                                 stock             capital                stock          securities, net
                                            --------------    ---------------       --------------       ---------------
                                                                      (dollars in thousands)

BALANCES, December 31, 1994                      $1,352            $296,732           $      --               $    --
Common stock issuance of 2,300,000                   23              26,832                  --                    --
 shares
Cost of 2,051,000 shares of treasury                 --                  --             (53,913)                   --
 stock acquired
Dividends on common stock                            --                  --                  --                    --
Net earnings                                         --                  --                  --                    --
                                            --------------    ---------------       --------------       ----------------
BALANCES, December 31, 1995                       1,375             323,564             (53,913)                   --

Common stock issuance of 2,300,000                   23              50,009                  --                    --
 shares
Minimum pension liability adjustments                --                  --                  --                    --
Dividends on common stock                            --                  --                  --                    --
Net earnings                                         --                  --                  --                    --
                                            --------------    ---------------       --------------       ----------------
BALANCES, December 31, 1996                       1,398             373,573             (53,913)                   --

Common stock issuance of 1,800,000                   18              61,997                  --                    --
 shares
Cost of 4,961,156 shares of treasury                 --                  --            (145,285)                   --
 stock acquired
Minimum pension liability adjustments                --                  --                  --                    --
Unrealized gain on securities, net                   --                  --                  --                21,824
Dividends on common stock                            --                  --                  --                    --
Net earnings                                         --                  --                  --                    --
                                            --------------    ---------------       --------------       ----------------
BALANCES, December 31, 1997                      $1,416            $435,570           $(199,198)              $21,824
                                            ==============    ===============       ==============       ================



                                                    Minimum                                         Total
                                                    pension               Retained               stockholders'
                                                   liability              earnings                  equity
                                                 --------------       ---------------           --------------
                                                                   (dollars in thousands)

BALANCES, December 31, 1994                         $    --              $  427,807               $  725,891
Common stock issuance of 2,300,000
 shares                                                  --                      --                   26,855
Cost of 2,051,000 shares of treasury
 stock acquired                                          --                      --                  (53,913)
Dividends on common stock                                --                 (27,780)                 (27,780)
Net earnings                                             --                 253,969                  253,969
                                                 --------------       ---------------           --------------
BALANCES, December 31, 1995                              --                 653,996                  925,022

Common stock issuance of 2,300,000
 shares                                                  --                      --                   50,032
Minimum pension liability
 adjustments                                         (2,299)                     --                   (2,299)
Dividends on common stock                                --                 (36,037)                 (36,037)
Net earnings                                             --                 200,774                  200,774
                                                 --------------       ---------------           --------------
BALANCES, December 31, 1996                          (2,299)                818,733                1,137,492
Common stock issuance of 1,800,000
 shares                                                  --                      --                   62,015
Cost of 4,961,156 shares of treasury
 stock acquired                                          --                      --                 (145,285)
Minimum pension liability
  adjustments                                          (843)                     --                     (843)
Unrealized gain on securities, net                       --                      --                   21,824
Dividends on common stock                                --                 (44,459)                 (44,459)
Net earnings                                             --                 301,396                  301,396
                                                 --------------       ---------------           --------------
BALANCES, December 31, 1997                         $(3,142)             $1,075,670               $1,332,140
                                                 ==============       ===============           ==============

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                    Year ended December 31
                                         -------------------------------------------------------------------------
                                                   1997                       1996                      1995
                                         ---------------------      --------------------      --------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Servicing fees and net interest
   payments
   collected on sold loans                    $    419,537,000           $   217,922,000           $   159,535,000
  Net proceeds from sale of net interest
   margin certificates                                      --                        --               302,312,000
  Net principal payments collected on              152,302,000                77,810,000                40,571,000
   sold loans
  Interest on unsold loans                         196,103,000                99,046,000               102,785,000
  Interest on cash and investments                  37,314,000                27,496,000                22,712,000
  Commissions                                       32,461,000                26,340,000                18,616,000
  Other                                               (916,000)                3,784,000                   484,000
                                         ---------------------      --------------------      --------------------
                                                   836,801,000               452,398,000               647,015,000
                                         ---------------------      --------------------      --------------------

  Cash paid to employees and suppliers            (398,022,000)             (252,625,000)             (171,935,000)
  Interest paid on debt                           (156,487,000)              (66,381,000)              (55,214,000)
  Income taxes paid                                (31,822,000)              (44,182,000)              (37,496,000)
                                         ---------------------      --------------------      --------------------
                                                  (586,331,000)             (363,188,000)             (264,645,000)
                                         ---------------------      --------------------      --------------------

NET CASH PROVIDED BY
OPERATIONS                                         250,470,000                89,210,000               382,370,000

  Purchase of loans and leases                 (10,916,782,000)           (7,564,745,000)           (5,210,560,000)
  Proceeds from sale of loans
   and leases                                   10,378,121,000             7,864,008,000             4,562,468,000
  Principal collections on unsold loans
   and leases                                      390,397,000               144,716,000               120,989,000
  Commercial and revolving credit loans         (4,778,837,000)           (2,868,508,000)           (1,579,568,000)
   disbursed
  Principal collections on commercial
   and revolving credit loans                    3,982,865,000             2,289,916,000             1,187,431,000
  Proceeds from sale of commercial
   and revolving credit loans                      224,400,000               499,115,000               426,304,000
  Net cash deposits provided as credit
   enhancements                                    (75,753,000)              (19,673,000)              (13,254,000)
                                         ---------------------      --------------------      --------------------
NET CASH  (USED FOR) PROVIDED
 BY OPERATING ACTIVITIES                          (545,119,000)              434,039,000              (123,820,000)
                                         ---------------------      --------------------      --------------------

                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                   Year ended December 31
                                         -----------------------------------------------------------------------
                                                  1997                      1996                      1995
                                         -------------------       -------------------      --------------------
NET CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of subsidiary                                  --              (620,566,000)                       --
  Purchase of property, furniture and
   fixtures                                      (61,381,000)              (31,231,000)              (31,478,000)
  Net (purchases) sales of investment
   securities                                    (13,369,000)                7,955,000                 1,040,000
                                         -------------------       -------------------      --------------------
NET CASH USED FOR INVESTING
  ACTIVITIES                                     (74,750,000)             (643,842,000)              (30,438,000)
                                         -------------------       -------------------      --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Borrowings on credit facilities             10,357,770,000             7,514,398,000             4,633,237,000
  Repayments on credit facilities             (9,473,955,000)           (7,128,379,000)           (4,539,575,000)
  Issuance of long-term debt                     220,000,000                        --                        --
  Common stock issued                              5,125,000                 6,125,000                 2,346,000
  Common stock repurchased                      (145,285,000)                       --               (53,913,000)
  Dividends paid                                 (44,459,000)              (36,037,000)              (27,780,000)
  Payments of debt                                        --                        --               (20,246,000)
                                         -------------------       -------------------      --------------------
NET CASH PROVIDED BY (USED
  FOR) FINANCING ACTIVITIES                      919,196,000               356,107,000                (5,931,000)
                                         -------------------       -------------------      --------------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                      299,327,000               146,304,000              (160,189,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                           442,071,000               295,767,000               455,956,000
                                         -------------------       -------------------      --------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                             $   741,398,000           $   442,071,000           $   295,767,000
                                         ===================       ===================      ====================


                                  (continued)

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                      Year ended December 31
                                             --------------------------------------------------------------------
                                                      1997                     1996                    1995
                                             -------------------      ------------------      -------------------
RECONCILIATION OF NET EARNINGS TO
  NET CASH (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES:
  Net earnings                                     $ 301,396,000           $ 200,774,000            $ 253,969,000
  Deferred income taxes                              149,579,000              67,460,000              109,686,000
  Valuation adjustment of interest only              190,000,000             200,000,000                       --
   securities
  Depreciation and amortization                       32,125,000              22,427,000               13,518,000
  Net proceeds from sale of net interest
   margin certificates                                        --                      --              302,312,000
  Net loan payments collected, less
   interest only securities and servicing
   rights recorded                                  (309,026,000)           (394,021,000)            (331,882,000)
  Amortization of servicing rights                    15,372,000                      --                       --
  Amortization of deferred service income                     --             (30,594,000)             (14,689,000)
  Accretion of yield on interest only
   securities                                       (125,831,000)            (77,223,000)             (51,267,000)
  Net increase in cash deposits                      (75,753,000)            (19,673,000)             (13,254,000)
  Purchase of loans and leases, net of sales        (134,597,000)            443,978,000             (527,103,000)
   and principal collections
  Commercial and revolving loans
   disbursed, net of sales and
   principal collections                            (571,572,000)            (79,477,000)              34,167,000
  Net selling expenses on sale of loans               61,513,000              50,900,000               38,852,000
  Increase in current  income tax accruals             3,326,000              11,413,000                8,477,000
  Increase in amounts payable  to employees           16,183,000               9,041,000               54,951,000
   and suppliers
  Increase in other receivables                      (77,508,000)               (178,000)                      --
  Other                                              (20,326,000)             29,212,000               (1,557,000)
                                             -------------------      ------------------      -------------------
NET CASH (USED FOR) PROVIDED
 BY OPERATING ACTIVITIES                           $(545,119,000)          $ 434,039,000            $(123,820,000)
                                             ===================      ==================      ===================

                See notes to consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  --------------------------------------------

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

(a)  Consolidation
     -------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated. In certain cases, prior year amounts have been reclassified to conform to the current year's presentation.

(b)  Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the valuation of the interest only securities.

(c)  Restatement of 1996 Financial Statements
     ----------------------------------------

     During the fourth quarter of 1997, the Company determined that its processes for assessing the valuation of its excess servicing rights had not fully considered the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors on a weighted average basis on bonds outstanding. In consideration of these items, the Company has restated its previously reported financial statements for 1996 as follows:

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

ADOPTION OF NEW ACCOUNTING STANDARDS
------------------------------------

(a)  Accounting for Stock Based Compensation
     ---------------------------------------

     On January 1, 1996, the Company adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". The Company continues to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

(b)  Accounting for Transfers and Servicing of Financial Assets and
     --------------------------------------------------------------
     Extinguishments of Liabilities
     ------------------------------

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 requires prospective implementation only; however, certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

     Among other provisions, SFAS No. 125 uses a "financial components" approach relative to the recognition of financial assets and liabilities resulting from the transfer of financial assets. SFAS No. 125 also provides guidance relative to the classification and ongoing measurement of the financial components retained in connection with financial asset sales. Such components are recorded at allocated cost. The Company retains interest only securities and servicing rights upon the sale of its financial assets or receivables.

(c)  Earnings Per Share
     ------------------

     On December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which establishes new standards for calculating and disclosing earnings per share. All prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128, as shown in Note G, "Earnings Per Share".

(d)  Disclosure of Information about Capital Structure
     -------------------------------------------------

     On December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure. The statement has no effect on the Company's current capital structure disclosures.

REVENUE RECOGNITION
-------------------

(a)  Gain on Sale of Receivables
     ---------------------------

     Effective January 1, 1997 the Company accounts for the sale of receivables in accordance with SFAS No. 125. Gain on sale of receivables represents the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. The allocated carrying amount is determined by allocating the original amount of the receivables between the portion sold and any retained interests (interest only securities and servicing rights), based on their relative fair values at the date of sale. The initial unrealized gain on the valuation of interest only securities which represents the difference between the allocated carrying amount of the receivables and their fair market value at time of sale is recorded in stockholders' equity. In addition, gain on sale of receivables includes pointsreceived and premiums paid.

     The fair value of interest only securities and servicing rights as of the sale date are determined by discounting the cash flows over the expected life of the financial contracts using prepayment, default, loss and interest rate assumptions that the Company believes market participants would use for similar financial instruments.

(b)  Interest
     --------

     Interest revenue generally represents interest earned on unsold finance receivables, custodial trust cash and other investments. In addition, the Company recognizes interest yield on its interest only securities.

(c)  Service
     -------

     Service income represents the contractual servicing fees received less the amortization of servicing rights. Servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income.

(d)  Commission and Other
     --------------------

     Commission and other income generally represents insurance commissions and late fees.

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid temporary investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, cash of approximately $528,644,000 and $341,936,000, respectively, was held in trust for subsequent payment to investors. In addition, cash of $247,237,000 and $171,484,000 is restricted by the pooling and servicing agreements and approximately $3,261,000 and $3,101,000 is restricted and held by the Company's subsidiaries pursuant to various government requirements at December 31, 1997 and 1996, respectively.

OTHER INVESTMENTS
-----------------

Other investments consist of liquid investments with original maturities of no more than three months. Investments are held in trust for FDIC requirements and policy and claim reserves and a master repurchase agreement for the Company's bank and insurance subsidiaries.

INTEREST ONLY SECURITIES
------------------------

Effective January 1, 1997, the Company accounts for interest only securities in accordance with SFAS No. 125 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Interest only securities represent the right to receive certain cash flows which exceed the amount of cash flows sold in the Company's securitized receivable sales. Interest only securities generally represent the value of interest to be collected on the underlying financial contracts of each securitization over the sum of the interest to be paid to security classes sold, contractual servicing fees and credit losses.

The Company classifies its interest only securities as available for sale and carries these securities at fair market value. Accordingly, unrealized gains and losses are reported net of deferred income taxes, as a separate component of stockholders' equity.

The Company monitors its interest only securities for other than temporary impairment. Generally, other than temporary impairment is deemed to occur when the present value of estimated future cash flows discounted at a risk free rate using appropriate prepayment and default assumptions is less than the carrying value of the interest only securities. If other than temporary impairment occurs, the carrying value is reduced to fair value and a loss is recognized in the statements of operations.

FINANCE RECEIVABLES
-------------------

Finance receivables consist of lease, commercial finance and revolving credit receivables and loans held for sale. Generally all lease receivables are direct financing leases as defined in SFAS No. 13 "Accounting for Leases". The carrying value of lease receivables represents the present value of both the future minimum lease payments and related residual values. The Company's commercial finance receivables generally represent dealer floorplan, asset-based financing arrangements with dealers, manufacturers and other commercial entities and commercial real estate loans. Revolving credit receivables consist of retail credit card arrangements with merchants and dealers and their customers. Loans held for sale generally consist of recent originations of manufactured housing, home equity, home improvement and consumer and equipment contracts which will be sold during the following quarter. Finance receivables are net of allowance for expected losses.

OTHER RECEIVABLES
-----------------

Other receivables consist of the Company's miscellaneous accounts receivable, insurance related, interest and other production and servicing related receivables.


SERVICING RIGHTS
----------------

Servicing rights are carried at allocated cost and amortized in proportion to and over the estimated period of net servicing income.

GOODWILL
--------

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years.

DEPRECIATION
------------

Property, furniture and fixtures are carried at cost and are depreciated over their estimated useful lives on a straight-line basis.

B.  INTEREST ONLY SECURITIES

Effective January 1, 1997 the Company began accounting for its sales of receivables, interest only securities and servicing rights in accordance with SFAS No. 125 and SFAS No. 115.

The activity in interest only securities for 1997 is summarized as follows:

 Balance at beginning of year                      $1,014,340,000
 Transfer to servicing rights                         (30,755,000)
 Additions                                            674,660,000
 Yield on interest only securities                    125,831,000
 Net cash collected                                  (266,077,000)
 Realized loss on valuation of interest
  only securities                                    (190,000,000)
 Unrealized gain on valuation of interest
   only securities                                     35,201,000
                                                   --------------
 Balance at end of year                            $1,363,200,000
                                                   ==============

In 1995 and previous years, the Company sold a substantial portion of its interest only securities related to manufactured housing securitization transactions between 1978 and 1995 in the form of securitized Net Interest Margin Certificates. The Company retained a subordinated interest in the cash
flow of the interest only securities sold.   These interests are included in
interest only securities and total $77,030,000 at December 31, 1997.

Generally interest only securities relate to the sale of closed end manufactured housing, home equity, home improvement, consumer and equipment finance receivables. The Company's interest only securities are subject to a substantial amount of credit loss and prepayment risk related to the receivables sold. In connection with the valuation of interest only securities the Company has provided for approximately $899,981,000 of credit losses as of December 31, 1997. On a nondiscounted basis the amount of credit losses provided for in connection with the valuation of the interest only securities is approximately $1,321,260,000. These estimated losses if realized, would reduce the amount of cash flows available to the interest only securities and are considered in the company's valuation processes.

The table below details information pertinent to the valuation of the interest only securities as of December 31, 1997.

                                                     Manufactured          Home Equity /          Consumer /
                                                       Housing           Home Improvement         Equipment              Total
                                                   ----------------      -----------------      --------------      ---------------

Interest only securities carrying amount           $   857,352,000            335,089,000         170,759,000       $ 1,363,200,000

Unpaid principal balance of sold receivables       $17,558,224,000          4,251,590,000       2,467,478,000       $24,277,292,000

Weighted average customer interest rate on
     sold receivables                                        10.49%                 11.82%              11.33%

Approximate expected weighted average
     constant prepayment rate as a percentage
     of unpaid principal balance of sold
     receivables (1)                                           9.5%                  24.0%               22.0%

Approximate remaining expected non
     discounted credit losses as a percentage
     of unpaid principal balance of sold
     receivables (1)                                           6.2%                   4.3%                2.1%

(1) Valuation of the Company's interest only securities is impacted not only by the projected level of prepayments of principal and net credit losses, as shown above, but also by the projected timing of such prepayments and net credit losses. Should the timing of projected pre-payments of principal or net credit losses differ materially from the timing projected by the Company, such timing could have a material effect on the valuation of the interest only securities.

The weighted average interest rate used to discount expected future cash flows of the interest only securities is 11.47% as of December 31, 1997.

Prior to the implementation of SFAS 125, the Company recorded "excess servicing rights receivable" and "allowance for losses on loans sold" on its balance sheet. Excess servicing rights receivable consisted of net excess cash expected to be collected over the life of the loans sold. In initially valuing its excess servicing rights receivable at the time of securitization, the Company established an allowance for expected losses on loans sold. This allowance represents the Company's best estimate of future credit losses likely to be incurred over the entire life of the loans. As of December 31, 1996, excess servicing rights receivable consisted of:

Gross cash flows receivable on loans sold           $ 4,379,336,000
Less:
     Prepayment reserve                              (2,221,016,000)
     Deferred service income                           (281,301,000)
     Discount to present value                         (505,297,000)
     FHA insurance and other fees                        (8,813,000)

Subordinated interest in NIM certificates               145,307,000
                                                    ---------------
                                                      1,508,216,000
     Allowance for losses                              (493,876,000)
                                                    ---------------
Net excess servicing rights receivable              $ 1,014,340,000
                                                    ===============

During the years ended December 31, 1997, 1996 and 1995, the Company sold $10,524,758,000, $7,913,357,000 and $4,599,087,000, respectively, of closed end receivables in various securitized transactions.

The Company recorded a writedown of interest only securities carrying value of $190 million in 1997 due to adverse prepayment experience. Additionally, the Company recorded a $35 million unrealized gain at December 31, 1997. As further discussed in Note A the Company recorded a $200 million writedown in 1996. Writedowns are recorded as a reduction of "gain on sale of receivables" in the consolidated statements of operations. Unrealized gains are recorded as a component of stockholders' equity.

C.  FINANCE RECEIVABLES

Finance receivables consisted of the following at December 31:

                                                  1997                        1996
                                        ----------------------      ----------------------
Lease                                           $  191,572,000              $  570,407,000
Commercial Finance                                 683,691,000                 212,920,000
Revolving Credit Card                              165,151,000                  40,803,000
Loans Held For Sale                                930,610,000                 395,853,000
                                        ----------------------      ----------------------
   Total                                        $1,971,024,000              $1,219,983,000
                                        ======================      ======================

The allowance for doubtful accounts included in finance receivables at December 31 is as follows:

                                                  1997                        1996
                                        ----------------------      ----------------------
Lease                                              $17,776,000                 $13,334,000
Commercial Finance                                     875,000                     687,000
Revolving Credit Card                                1,149,000                     239,000
                                        ----------------------      ----------------------
   Total                                           $19,800,000                 $14,260,000
                                        ======================      ======================

D.  SERVICING RIGHTS

The activity in servicing rights for 1997 is summarized as follows:

Balance at beginning of year                          $           --
Transfer from interest only securities                    30,755,000
Additions                                                 80,928,000
Amortization                                             (15,372,000)
                                           -------------------------
Balance at end of year                                $   96,311,000
                                           =========================

Servicing rights are evaluated for impairment on an ongoing basis, stratified by product type and origination period. To the extent the recorded amount exceeds the fair value of those servicing rights, a valuation allowance is established through a charge to earnings. Upon subsequent measurement of the fair value of these servicing rights in future periods, if the fair value equals or exceeds the carrying amount, any previously recorded valuation allowance would be deemed unnecessary and, therefore, represent current period earnings only to the extent of such previously recorded allowance. Fair value of servicing rights approximated the carrying amount and no valuation allowance with respect to the servicing rights was necessary at December 31, 1997.

E.  PROPERTY, FURNITURE AND FIXTURES

Property, furniture and fixtures consist of:

                                                                               December 31
                                              Estimated        -----------------------------------------
                                             useful life                1997                   1996
                                         ----------------      ------------------      -----------------
Cost:
  Building                                       35 years            $ 20,024,000           $ 20,648,000
  Furniture and equipment                       3-7 years             137,451,000             87,686,000
  Leasehold improvements                       3-10 years              17,829,000             11,779,000
  Land and improvements                                                 7,159,000              1,724,000
                                                               ------------------      -----------------
                                                                      182,463,000            121,837,000
Less accumulated depreciation                                         (70,059,000)           (43,978,000)
                                                               ------------------      -----------------
                                                                     $112,404,000           $ 77,859,000
                                                               ==================      =================

Depreciation expense for 1997, 1996 and 1995 was $26,851,000, $17,932,000 and
$10,956,000, respectively.

F.  DEBT

In 1997 the Company had a $2,000,000,000 commercial paper program which was used primarily for purposes of financing its loan production inventory prior to sale of those receivables in the form of securitization. This program was backed by both committed bank facilities and master repurchase agreements with various investment banking firms. During the first quarter of 1998, the Company substantially curtailed its issuance of commercial paper, as discussed in Note O, "Subsequent Events".

As of December 31, 1997, the Company had both a one-year and three-year unsecured revolving line of credit totaling $1,500,000,000 which were scheduled to expire April 28, 1998 and April 28, 2000, respectively. The credit agreement contained certain restrictive covenants which included maintenance of a minimum net worth of $750 million and a debt to net worth ratio not to exceed 5 to 1. In addition, the Company utilized master repurchase agreements that were in place with a variety of investment banking firms totaling $2,800,000,000 at December 31, 1997 which were subject to the availability of eligible collateral. There were no outstanding balances under these facilities as of December 31, 1997 and 1996. See Note O, "Subsequent Events", for new revolving line of credit agreement information.

The Company has a $2,000,000 promissory note which contains a balloon payment due on April 9, 2001, bearing interest at an annual rate of 2%.

The Company also has a $250,000,000 medium term note program under which it may issue senior notes bearing either fixed or floating rates of interest with maturities in excess of nine months. As of December 31, 1997, $246,650,000 of notes were outstanding under this program. Interest on these notes is payable semi-annually.

The Senior Subordinated Notes due June 1, 2002 were issued in connection with a debt exchange completed in April 1992. The effective interest rate on these notes is 10.8%. There is unamortized original issue discount of $3,588,000 and $3,556,000 at December 31, 1997 and 1996, respectively. The Company must maintain net worth of $80,000,000 or will be required, through the use of a sinking fund, to redeem $25,000,000 on such contingent sinking fund payment date. Interest on these notes is payable semi-annually.

Debt outstanding and its weighted average interest rates are as follows:

                                                                   December 31
                                          --------------------------------------------------------------
                                                      1997                             1996
                                          ------------------------------    ----------------------------
                                              Amount          Rate              Amount         Rate
                                        --------------------------------  ------------------------------
Commercial paper                            $1,319,140,000     6.08%            $431,242,000    5.68%
Revolving line of credit                        35,000,000     5.80               39,000,000    5.63
Promissory note                                  1,855,000     2.00                1,939,000    2.00
                                        -------------------               -------------------
   Notes payable                             1,355,995,000                       472,181,000
                                        -------------------               -------------------
Medium term notes                              246,650,000     6.62               26,650,000    7.27
Senior subordinated notes                      263,666,000    10.80              263,698,000   10.80
                                        -------------------               -------------------
   Senior/Senior subordinated notes            510,316,000                       290,348,000
                                        -------------------               -------------------
       Total                                $1,866,311,000                      $762,529,000
                                        ===================               ===================

At December 31, 1997, aggregate maturities of debt, excluding commercial paper and the revolving line of credit, for the following five years are $512,109,000, payable as follows: $3,085,000 in 1998, $5,087,000 in 1999, $12,088,000 in
2000, $4,595,000 in 2001, and $487,254,000 in 2002.


G.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during each year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock and potential Common Stock outstanding during each year. All share and per-share amounts have been restated to reflect the two-for-one stock split the Company effected in October 1995. The following table presents the earnings per share data as required by SFAS No. 128. Options to purchase 628,548, 33,063 and 1,124,776 shares are excluded from the computation of diluted earnings per common share because of their anti-dilutive effect, as the exercise price of the option exceeds the average market price of the Common Stock for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                  Year ended December 31
                                          -------------------------------------------------------------------
                                                  1997                    1996                     1995
                                          -----------------      -------------------      -------------------

 Net Earnings                                  $301,396,000             $200,774,000             $253,969,000
                                          =================      ===================      ===================
 Weighted average Common Stock
    outstanding                                 136,714,884              136,995,701              136,644,397
  Effect of dilutive securities:
    Options                                       3,539,558                3,566,129                3,445,259
                                          -----------------      -------------------      -------------------
  Diluted Common Stock                          140,254,442              140,561,830              140,089,656
                                          =================      ===================      ===================

  Earnings per common share:
    Basic                                      $       2.20             $       1.47             $       1.86
    Diluted                                    $       2.15             $       1.43             $       1.81

H.  STOCKHOLDERS' EQUITY

COMMON STOCK
------------

In May 1996, the Board of Directors and shareholders approved the authorization of 250,000,000 additional shares of Common Stock for general corporate purposes, including stock dividends, raising additional capital and issuances pursuant to employee stock option plans and possible future acquisitions.

In September 1995, the Board of Directors declared a two-for-one stock split, in the form of stock dividends, payable on October 15, 1995 to stockholders of record as of September 30, 1995. All references in the consolidated financial statements and notes with regard to number of shares, stock options and related prices and per-share amounts have been restated to give retroactive effect to the stock split.

In February 1995, the Company's Board of Directors approved and authorized the repurchase of up to 7,000,000 shares of the Company's Common Stock. As of December 31, 1997, the Company had repurchased the entire 7,000,000 shares.

STOCK BONUS PLAN
----------------

The Company had a key executive compensation stock bonus plan. Shares issued under this plan are pursuant to an employment agreement and the stock is valued at $2.96875 per share which represents the closing market price of the stock on the date of the employment agreement. Total shares issued under this plan during 1997, 1996 and 1995 were 2,400,000, 1,998,745 and 1,349,216, respectively. On January 27, 1998, 761,210 shares issued in 1997 were returned to the Company in connection with the Company's recomputation of the bonus amount for fiscal year 1996.

STOCK OPTION PLANS
------------------

The Company has two stock option plans: an employee stock option plan and an outside director plan. In 1992, the Board of Directors approved a supplemental stock option plan for its outside directors and in 1995, the Company's stockholders approved an Employee Stock Incentive Plan.

In 1996, the Company's stockholders approved a chief executive plan. Two million options were granted under this plan at an exercise price equal to the fair market value of the Company's stock on February 9, 1996, of $30.875. The term of the option, which commences in 1997, is for ten years, with a five-year vesting schedule providing vesting of 20% per year for each full year of service.

Options for 742,120 shares were available for future grant under these plans. The Company's Board of Directors has reserved 13,833,752 shares for future issuance under all plans as of December 31, 1997.

A summary of the stock option plan activity is as follows:

                                              Number of                Weighted Average
                                               Shares                   Exercise Price
                                         ---------------          ------------------------

Outstanding at December 31, 1994               5,146,468                            $ 4.45
  Granted                                      3,015,000                             24.00
  Exercised                                   (1,794,936)                             4.39
  Expired                                       (110,000)                            24.00
                                         ---------------

Outstanding at December 31, 1995               6,256,532                             13.60
  Granted                                      5,632,500                             32.02
  Exercised                                   (1,196,500)                             4.69
  Expired                                       (620,500)                            26.49
                                         ---------------

Outstanding at December 31, 1996              10,072,032                             23.91
  Granted                                      1,289,500                             37.32
  Exercised                                     (528,500)                             9.69
  Expired                                       (922,567)                            28.13
                                         ---------------

Outstanding at December 31, 1997               9,910,465                             25.98
                                         ===============

Of the 9,910,465 options outstanding at December 31, 1997, 9,778,465 options relate to the employee and chief executive stock option plans and 132,000 options relate to the outside director plan. The exercise price per share represents the market value of the Company's stock on the date of grant except for certain options granted in 1996 and 1995. The option price per share on 850,000 options granted in 1996 represents approximately 77% of the market value of the Company's stock on the date of grant and 370,000 options granted in 1995 represents approximately 79% of the market value of the Company's stock on the date of grant.

A summary of stock options outstanding and exercisable at December 31, 1997 is as follows:

Options Outstanding:

    Range of                Number                  Remaining                Weighted Average
Exercise Prices           Outstanding            Contractual Life             Exercise Price
----------------     ------------------      ---------------------     -----------------------

    $ 2.97-24.00              3,621,665                  5.97                       $14.77
     25.00-30.62              1,602,300                  8.58                        29.23
     30.87-30.87              2,020,000                  8.11                        30.87
     31.25-38.37              2,558,500                  8.89                        35.40
     38.62-47.00                108,000                  9.12                        39.49
----------------     ------------------      ---------------------     -----------------------

    $ 2.97-47.00              9,910,465                  7.62                       $25.98

Options Exercisable:


    Range of                Number                Weighted Average
Exercise Prices           Exercisable              Exercise Price
----------------     ------------------      -----------------------

    $ 2.97-24.00              2,496,398                 $11.03
     25.00-30.62                351,100                  28.82
     30.87-30.87                404,000                  30.87
     31.25-38.37                348,000                  34.07
     38.62-47.00                 16,000                  38.94
----------------     ------------------      -----------------------

    $ 2.97-47.00              3,615,498                 $17.32

The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its stock incentive plans. Proceeds from stock options exercised are credited to common stock and paid-in capital. There are no charges or credits to expense with respect to the granting or exercise of options that were issued at fair market value on their respective dates of grant. Had compensation costs for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                   1997                    1996                    1995
                                           ------------------      ------------------      ------------------

Net Earnings           As Reported               $301,396,000            $200,774,000            $253,969,000
                       Pro Forma                  281,645,000             190,185,000             250,805,000

Diluted Earnings
  Per Share            As Reported                      $2.15                   $1.43                   $1.81
                       Pro Forma                         2.01                    1.35                    1.79


The fair value for each option granted in 1997, 1996 and 1995 utilized in the foregoing pro forma amounts is estimated on the date of grant using an option pricing model. The model incorporates the following assumptions in 1997, 1996 and 1995: .8% dividend yield; 41.9%, 38.5% and 39.7% expected volatility, respectively; risk-free interest rates ranging from 5.2% to 7.7%; and expected option term beyond vesting of 2 years.

DIVIDENDS
---------

During 1997, 1996 and 1995 the Company declared and paid dividends of $.33, $.26 and $.20 per share, respectively, on its Common Stock. Under a letter of credit agreement, the Company is subject to restrictions limiting the payment of dividends and common stock repurchases. At December 31, 1997, such payments were limited to $106,239,000 which represents 50% of consolidated net earnings for the most recently concluded four fiscal quarter periods less dividends paid.

I.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Fair value estimates as of December 31, 1997 and 1996 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements subsequent to December 31, 1997 and 1996. Therefore, current estimates of fair value may differ significantly from the amounts presented herein. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

CASH AND CASH EQUIVALENTS, CASH DEPOSITS AND OTHER INVESTMENTS
--------------------------------------------------------------

The carrying amount of cash and cash equivalents, cash deposits and other investments approximates fair value because they generally mature in 90 days or less and do not present unanticipated credit concerns.

INTEREST ONLY SECURITIES
------------------------

Fair value on interest only securities is calculated using prepayment, default and interest rate assumptions on expected future cash flows that the Company believes market participants would use for similar instruments, as shown in Note B, "Interest Only Securities".

FINANCE RECEIVABLES
-------------------

(a) Lease
    -----

    Lease receivables generally consist of a large number of individually small finance leases with average remaining terms of less than 36 months. Fair value approximates carrying value.

(b) Commercial Finance
    -------------------

    Commercial finance receivables consist primarily of loans which reprice monthly, typically in accordance with the prime lending rate offered by banks. Given this repricing structure, the Company estimates the fair value of these receivables to approximate their carrying value.

(c) Revolving Credit Card
    ---------------------

    Revolving credit card receivables consist of retail credit and the applicable interest from credit card agreements applied to revolving credit. The Company estimates the fair value of these receivables to approximate their carrying value.

(d) Loans Held for Sale
    --------------------

    Loans held for sale are generally recent originations which will be sold during the following quarter. Generally, the loans have origination rates in excess of rates on the securities into which they will be pooled. Since these loans have not been converted into securitized pools, the Company estimates the fair value to be the carrying amount plus the cost of origination.

NOTES PAYABLE
-------------

Notes payable consist of short-term amounts payable under the Company's commercial paper program, line of credit or repurchase agreements and are at a rate which approximates market. As such, fair value approximates the carrying amount.

SENIOR NOTES AND SENIOR SUBORDINATED NOTES
------------------------------------------

The fair value of the Company's senior notes is estimated based on their quoted market price or on the current rates offered to the Company for debt of a similar maturity. The Company's senior subordinated notes are valued at quoted market prices.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities are as follows:


                                               December 31, 1997                         December 31, 1996
                                     --------------------------------------    -----------------------------------
                                           Carrying            Estimated            Carrying           Estimated
                                            amount             fair value            amount            fair value
                                     -----------------    -----------------    ----------------    ---------------
                                                                 (dollars in thousands)
Financial assets:
  Cash and cash equivalents, cash
      deposits and other investments      $1,013,929           $1,013,929            $  625,480         $  625,480
  Interest only securities                 1,363,200            1,363,200             1,014,340          1,006,480
  Finance receivables:
    Lease                                    191,572              191,572               570,407            570,407
    Commercial finance                       683,691              683,691               212,920            212,920
    Revolving credit                         165,151              165,151                40,803             40,803
    Loans held for sale                      930,610              945,965               395,853            404,738

Financial liabilities:
  Notes payable                            1,355,995            1,355,995               472,181            472,181
  Senior notes/senior subordinated
      notes                                  510,316              520,018               290,348            331,580

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimates do not reflect any premium or discount that could result from offering for sale at one time, the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future loss and prepayment experience, current economic conditions, specific risk characteristics and other factors. Changes in market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

J. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
-----------------

At December 31, 1997, aggregate minimum rental commitments under noncancelable leases having terms of more than one year were $32,984,000, payable $10,425,000
(1998), $9,485,000 (1999), $7,116,000 (2000), $4,400,000 (2001) and $1,558,000
(2002). Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $13,055,000, $8,664,000 and $6,101,000, respectively. These leases are for office facilities and equipment and many contain either clauses for cost of living increases and/or options to renew or terminate the lease.

CONTINGENT LIABILITY
--------------------

The Company services all receivables securitized. In connection with certain securitization transactions, the Company has provided guarantees in the amount of $1.7 billion and $1.5 billion as of December 31, 1997 and 1996, respectively. The Company believes it has adequately considered this guarantee in connection with its presentation of its financial condition and no liability is necessary to provide for exposure related to this guarantee.

LITIGATION
----------

The Company has been served with various lawsuits in United States District Court. These lawsuits were filed by certain stockholders of the Company as purported class actions on behalf of persons or entities who purchased common stock of the Company during the alleged class periods. In addition to the Company, certain current and former officers and directors of the Company are named as defendants in one or more of the lawsuits. The Company and the other defendants intend to seek consolidation of each of the lawsuits in the United States District Court for the District of Minnesota. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of the Company (particularly with respect to prepayment assumptions and performance of certain of the Company's loan portfolios) which allegedly rendered the Company's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

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

K.  BENEFIT PLANS

The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. The following table sets forth the plans' funded status and amounts recognized in the Company's statement of financial position at December 31.

                                                         1997                                         1996
                                      ---------------------------------------      ---------------------------------------
Actuarial Present Value of                  Qualified           Supplemental             Qualified           Supplemental
Benefit Obligations                           Plan                  Plan                   Plan                  Plan
--------------------------------------------------------------------------------------------------------------------------
Vested benefit obligation                  $ (7,800,861)         $(17,066,920)          $ (6,851,740)         $(13,029,105)
                                      -----------------     -----------------      -----------------     -----------------
Accumulated benefit obligation              (11,112,689)          (17,066,920)            (8,340,969)          (13,167,331)
                                      -----------------     -----------------      -----------------     -----------------
Projected benefit obligation                (21,780,333)          (51,101,268)           (17,033,929)          (22,840,557)
Plan assets at fair value                     9,071,280                    --              7,074,888                    --
                                      -----------------     -----------------      -----------------     -----------------
Excess of projected benefit
 obligation over plan assets                (12,709,053)          (51,101,268)            (9,959,041)          (22,840,557)
Unrecognized net loss                         7,753,539            35,395,087              7,089,685            13,381,065
Prior service cost                             (339,491)                   --               (375,599)                   --
Unrecognized net (asset)
 obligation                                     (44,600)              212,600                (59,140)              359,000
                                      -----------------     -----------------      -----------------     -----------------
Net pension liability recognized
 in the consolidated balance sheet         $ (5,339,605)         $(15,493,581)          $ (3,304,095)         $ (9,100,492)
                                      =================     =================      =================     =================


---------------------------------      --------------------       -------------------       -------------------
Net Periodic Pension Cost -
 Qualified and Supplemental                    1997                      1996                      1995
---------------------------------      --------------------       -------------------       -------------------
Service cost                                    $ 4,854,946                $3,074,664                $1,105,952
Interest cost on projected
 benefit obligation                               3,949,924                 1,944,237                   622,688
Actual return on plan assets                     (1,304,116)                 (776,764)                 (816,479)
Net amortization and deferral                     2,493,995                 1,104,904                   391,726
                                       --------------------       -------------------       -------------------
  Net periodic pension cost                     $ 9,994,749                $5,347,041                $1,303,887
                                       ====================       ===================       ===================

The preretirement discount rate, postretirement discount rate and rate of increase in future compensation levels used for determining obligations as of December 31, 1997 were 6.75%, 6.5% and 5.5% respectively, and for determining expense at December 31, 1996 were 7.25%, 6.5% and 5.5% respectively. Preretirement mortality table and postretirement mortality tables were used for determining expense and obligations at December 31, 1997. The wage base under Social Security was assumed to increase at 4.5% per year starting in 1997. The maximum benefit and compensation contained in Sections 415(b) and 401(a)(17) of the IRS Code are assumed to increase by 4.0% per year in the future. Total pension expense for the plans in 1997, 1996 and 1995 was $14,064,000, $5,347,000 and $3,091,000, respectively.


The Company also has a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed six months of employment at Green Tree during which the employee worked at least 1,000 hours. Eligible employees may contribute to the plan up to 15% of their earnings with a maximum of $9,500 for 1997 based on the Internal Revenue Service annual contribution limit. The Company will match 50% of the employee contributions for an amount up to 6% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions vest after three years. Company contributions to the plan were $2,498,000, $1,316,000 and $859,000 in 1997, 1996 and 1995, respectively.

L.  INCOME TAXES

Income taxes consist of the following:

                                                      Year ended December 31
                             ---------------------------------------------------------------------
                                      1997                     1996                     1995
                             -------------------      -------------------      -------------------
Current:
  Federal                           $ 32,574,000             $ 51,908,000             $ 43,883,000
  State                                2,574,000                3,687,000                2,090,000
                             -------------------      -------------------      -------------------
                                      35,148,000               55,595,000               45,973,000

Deferred:
  Federal                            129,717,000               56,201,000               92,870,000
  State                               19,862,000               11,259,000               16,816,000
                             -------------------      -------------------      -------------------
                                     149,579,000               67,460,000              109,686,000
                             -------------------      -------------------      -------------------
                                    $184,727,000             $123,055,000             $155,659,000
                             ===================      ===================      ===================

Deferred income taxes are provided for temporary differences between financial
statement carrying amounts and their respective tax basis.   The tax effects of
temporary differences that give rise to significant portions of the deferred tax
assets and deferred tax liabilities at    December 31, 1997 and 1996 are
presented below.

                                                           December 31
                                         --------------------------------------------
                                                  1997                     1996
                                         -------------------      -------------------
 Deferred tax liabilities:
 Interest only securities                       $737,238,000             $451,051,000
 Other                                            45,282,000               50,602,000
                                         -------------------      -------------------
     Gross deferred tax liabilities              782,520,000              501,653,000
                                         -------------------      -------------------
 Deferred tax assets:
 Net operating loss carryforward                 135,180,000               20,347,000
 Other                                            24,569,000                8,114,000
                                         -------------------      -------------------
     Gross deferred tax assets                   159,749,000               28,461,000
                                         -------------------      -------------------
 Net deferred tax liability                     $622,771,000             $473,192,000
                                         ===================      ===================

At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $386,000,000 which are available to offset future federal taxable income and expire no earlier than 2003. No valuation allowance was required as of December 31, 1997 or 1996 since it is likely that the deferred tax asset will be realized against future income and the reversal of deferred tax liabilities.

The effective tax rate for December 31, 1997, 1996 and 1995 is 38.0%. It is comprised of the statutory federal income tax rate of 35.0% and a state tax rate, net of federal benefit of 3.0%.

M.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which the Company is required to adopt effective January 1, 1998. This adoption requires information to be reported in interim periods in the initial year and will have no financial impact to the Company, but will require new disclosure information.

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

N.  BUSINESS ACQUISITION

On December 1, 1996, the Company purchased the net assets of FINOVA Acquisition I, Inc. for approximately $620,000,000. The business acquired under a stock purchase agreement provides equipment leases, loans and related services to manufacturers and dealers and their customers. Goodwill totaling $59,201,000, was recorded as part of this acquisition. The December 1996 financial operations of this leasing/loan business is included in the Company's December 31, 1996 financial statements.

O.  SUBSEQUENT EVENTS

During the fourth quarter of 1997 and in early 1998 the Company's senior unsecured debt ratings and short-term debt ratings were lowered by each of the credit rating agencies which provide ratings on the Company's debt. As a result of these ratings actions the Company has, in 1998, substantially curtailed its issuance of commercial paper in favor of its master repurchase agreements.

In addition, effective February 10, 1998, the Company has substantially restructured its unsecured bank credit agreements reducing the aggregate commitment to $750,000,000 and renegotiating significant terms and covenants in lieu of a waiver of certain representations required of the Company for purposes of utilizing the credit line. This waiver/amendment expires on April 28, 1998.

Certain of the Company's master repurchase agreements have been amended in 1998 primarily to include financing for a broader range of receivables originated by the Company. Additionally, aggregate master repurchase lines have been increased to $3.8 billion.

In addition, on February 13, 1998 the Company closed on a $500 million line of credit secured by its interest only securities. This line of credit matures on February 12, 2000, with an option to extend for an additional one year term.

                  QUARTERLY RESULTS OF OPERATIONS (unaudited)
                  -------------------------------------------

                                   First                Second               Third                Fourth
                                  quarter              quarter              quarter               quarter
                             ---------------      ---------------      ---------------      ---------------
                                              (dollars in thousands except per-share amounts)

1997:
  Income                            $267,155             $317,145             $348,260             $158,900
  Net earnings (loss)                 91,803              108,093              118,822              (17,322)
  Diluted earnings (loss)
    per share                            .65                  .78                  .85                 (.12)

1996:
  Income                            $168,118             $196,102             $219,665             $140,226
  Net earnings  (loss)                66,362               75,422               85,518              (26,528)
  Diluted earnings  (loss)
    per share                            .48                  .54                  .61                 (.19)

1995:
  Income                            $128,199             $153,274             $174,374             $255,473
  Net earnings                        50,729               61,712               72,037               69,491
  Diluted earnings per
     share                               .36                  .44                  .51                  .50


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
---------------------------------------------------------------

None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission on or before May 1, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

None.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)(1) Financial statements

       The following consolidated financial statements of Green Tree Financial Corporation and subsidiaries are included in Part II, Item 8 of this report:

                                                                                Page(s)
                                                                                -------

             Independent Auditors' Report                                         30
             Consolidated Balance Sheets - December 31, 1997 and 1996             31
             Consolidated Statements of Operations - years ended
                December 31, 1997, 1996 and 1995                                  32
             Consolidated Statements of Stockholders' Equity - years ended
                December 31, 1997, 1996 and 1995                                  33
             Consolidated Statements of Cash Flows - years ended
                December 31, 1997, 1996 and 1995                                  34
             Notes to Consolidated Financial Statements                           37

       Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

  (3)  Exhibits

            Exhibit No.
            -----------

            3 (a)   Certificate of Incorporation of Green Tree Financial
                    Corporation (incorporated by reference to the Company's
                    Registration Statement on Form S-1; File No. 33-60869).

            3 (b)   Certificate of Merger of Incorporation of Green Tree
                    Financial Corporation, as filed with the Delaware Secretary of State on June 30, 1995 (incorporated by reference to the Company's Registration Statement on Form S-1; File No. 33-
                    60869).

            3 (c) Restated Bylaws of Green Tree Financial Corporation (filed herewith).

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

           10 (a) Company's Key Executive Bonus Program (incorporated by reference to the Company's Registration Statement on Form S-
                    1; File No. 2-82880).

        10 (b) Employment Agreement, dated February 9, 1996 between the Company and Lawrence Coss and related Noncompetition Agreement, dated February 9, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; File No. 1-08916).

        10 (c) Green Tree Financial Corporation 1987 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

        10 (d) Green Tree Financial Corporation Key Executive Stock Bonus Plan (incorporated by reference to the Company's Registration Statement on Form S-4; File No. 33-42249).

        10 (e) Master Repurchase Agreement dated as of September 1, 1995 between Merrill Lynch Mortgage Capital, Inc. and Green Tree Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-08916); as amended by Amendment to the Master Repurchase Agreement dated June 1, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; File No. 0-11652).

        10 (f) Credit Agreements dated as of April 29, 1997 between Green Tree Financial Corporation and The First National Bank of Chicago (filed herewith); as amended by Amendments to the Credit Agreements dated February 6, 1998 (filed herewith).

        10 (g) Insurance and Indemnity Agreement dated as of February 13, 1992 among Green Tree Financial Corporation, MaHCS Guaranty Corporation and Financial Security Assurance Inc. (incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1991; File No. 0-11652); as amended by Amended and Restated Insurance and Indemnity Agreement dated March 11, 1994 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No. 0-11652).

        10 (h) Master Repurchase Agreement dated as of October 15, 1992 between Green Tree Finance Corp.-Five and Lehman Commercial Paper, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No., 0-11652); as amended by Amendment to the Master Repurchase Agreement dated June 30, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995; File No. 0-11652).

        10 (i) 401(k) Plan Trust Agreement effective as of October 1, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 0-11652); as amended by Amendment to the Plan Agreement dated November 23, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the year then ended December 31, 1994; File No. 0-11652); as amended by Amendment to the Plan Agreement dated August 22, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996; File No. 1-08916); as amended by Amendment to the Plan Agreement dated December 30, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; File No. 1-08916).

        10 (j) Green Tree Financial Corporation Restated 1992 Supplemental Stock Option Plan (filed herewith).

        10 (k) Master Repurchase Agreement dated as of November 9, 1995 between Salomon Brothers Holding Company and Green Tree Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-08916).

        10 (l) Green Tree Financial Corporation 1995 Employee Stock Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-08916).

        10 (m) Green Tree Financial Corporation Chief Executive Cash Bonus and Stock Option Plan and related Stock Option Agreement, dated February 9, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; File No. 1-08916).

        10 (n) Green Tree Financial Corporation 1996 restated Supplemental Pension Plan dated May 15, 1996 (filed herewith).

        10 (o) Reverse Repurchase Agreement between the Company and Smith Barney Mortgage Capital Group Inc., dated June 1, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997; File No. 1-08916).

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

 (b) Reports on Form 8-K

     The Company filed a Form 8-K on December 10, 1997, reporting under Item 5 thereof current developments related to the resignation of the Company's President and Chief Operating Officer.

     The Company filed a Form 8-K on January 27, 1998, reporting under Item 5 thereof current developments related to the Company's announcement of fourth quarter and 1997 results and plans to restate 1996 earnings.

     The Company filed a Form 8-K on February 18, 1998, reporting under Item 5 thereof current developments related to the Company's announcement of the closing of new committed financing arrangements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Green Tree Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREEN TREE FINANCIAL CORPORATION



By: /s/Lawrence M. Coss                    By:  /s/Edward L. Finn
    ---------------------                       -------------------
    Lawrence M .Coss                            Edward L. Finn
     Chairman and Chief Executive                Executive Vice President and
     Officer (principal executive officer)       Chief Financial Officer
                                                 (principal financial officer)


                                          By:   /s/Scott T. Young
                                                -------------------
                                                Scott T. Young
                                                 Senior Vice President and
                                                 Controller
                                                 (principal accounting officer)


Dated:  March 20, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Lawrence M. Coss
---------------------
Lawrence M. Coss, Director     March 20, 1998


/s/Richard G. Evans
---------------------
Richard G. Evans, Director     March 20, 1998


W. Max McGee, Director         )          By:  /s/Joel H. Gottesman
                                               ----------------------
                               )               Joel H. Gottesman
Robert S. Nickoloff, Director  )               Attorney-in-Fact
                                               Dated:  March 20, 1998

                        GREEN TREE FINANCIAL CORPORATION

                       Securities and Exchange Commission

                                   Form 10-K
                 (For the Fiscal Year Ended December 31, 1997)

                                 EXHIBIT INDEX

Exhibit No.      Exhibit                                             Page No.
-----------      -------                                             --------

12               Computation of Ratio of Earnings to Fixed Charges         64

21               Subsidiaries of Registrant                                65

23               Consent of KPMG Peat Marwick LLP                          68

24               Powers of Attorney                                        69

27               Financial Data Schedule                                   70
