Form 10-Q
period 1998-03-31
GREEN TREE FINANCIAL CORP
filed 1998-05-15
CIK 890175

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number 1-08916

                        GREEN TREE FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           41-1807858
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


             1100 LANDMARK TOWERS, SAINT PAUL, MINNESOTA 55102-1639
             ------------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (612) 293-3400


          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

AS OF APRIL 30, 1998, 134,034,854 SHARES OF COMMON STOCK OF GREEN TREE FINANCIAL CORPORATION WERE OUTSTANDING.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX

PART  I  -   FINANCIAL INFORMATION                                        PAGE

    Item 1.  Financial Statements                                          3

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    14

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                             19

PART II  -   OTHER INFORMATION

    Item 1.  Legal Proceedings                                             20

    Item 2.  Changes in Securities                                         20

    Item 3.  Defaults Upon Senior Securities                               20

    Item 4.  Submission of Matters to a Vote of
             Security Holders                                              20

    Item 5.  Other Information                                             21

    Item 6.  Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                                 22

EXHIBIT INDEX                                                              23

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,         December 31,
                                                            1998                1997
                                                        ---------------    ---------------
                                                          (unaudited)
ASSETS
Cash and cash equivalents                               $   888,743,000    $   741,398,000
Cash deposits, restricted                                   234,194,000        247,237,000
Other investments                                            19,096,000         25,294,000
Interest only securities                                  1,412,280,000      1,363,200,000
Finance receivables                                       2,154,646,000      1,971,024,000
Other receivables                                           228,525,000        235,705,000
Servicing rights                                            111,823,000         96,311,000
Property, furniture and fixtures                            121,164,000        112,404,000
Goodwill                                                     55,399,000         56,095,000
Other assets                                                 29,372,000         18,124,000
                                                        ---------------    ---------------
  Total assets                                          $ 5,255,242,000    $ 4,866,792,000
                                                        ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable                                           $ 1,548,618,000    $ 1,355,995,000
Senior/Senior subordinated notes                            510,484,000        510,316,000
Accounts payable and accrued liabilities                    556,194,000        492,789,000
Investors payable                                           653,297,000        552,781,000
Deferred income taxes                                       637,430,000        622,771,000
                                                        ---------------    ---------------
  Total liabilities                                       3,906,023,000      3,534,652,000

Common stock, $.01 par; authorized 400,000,000
  shares; issued 141,899,317 and
  and 141,595,984 shares, respectively                        1,419,000          1,416,000
Additional paid-in capital                                  445,190,000        435,570,000
Retained earnings                                         1,127,417,000      1,075,670,000
Accumulated other comprehensive income (loss):
  Minimum pension liability adjustments                      (3,142,000)        (3,142,000)
  Unrealized gain on securities
     available for sale, net                                    902,000         21,824,000
                                                        ---------------    ---------------
                                                          1,571,786,000      1,531,338,000
Less treasury stock, 7,773,366 and 7,012,156
   shares at cost                                          (222,567,000)      (199,198,000)
                                                        ---------------    ---------------

  Total stockholders' equity                              1,349,219,000      1,332,140,000
                                                        ---------------    ---------------

           Total liabilities and stockholders' equity   $ 5,255,242,000    $ 4,866,792,000
                                                        ===============    ===============


                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                Three months ended March 31,
                                ---------------------------
                                    1998           1997
                                ------------   ------------
REVENUES:
  Gain on sale of receivables   $129,116,000   $153,367,000
  Interest                       100,991,000     75,429,000
  Service                         30,216,000     24,681,000
  Commissions and other           25,431,000     13,678,000
                                ------------   ------------
                                 285,754,000    267,155,000
                                ------------   ------------

EXPENSES:
  Interest                        48,492,000     29,818,000
  Cost of servicing               26,974,000     19,379,000
  General and administrative     107,912,000     69,889,000
                                ------------   ------------
                                 183,378,000    119,086,000
                                ------------   ------------

EARNINGS BEFORE INCOME TAXES     102,376,000    148,069,000

INCOME TAXES                      38,903,000     56,266,000
                                ------------   ------------

NET EARNINGS                    $ 63,473,000   $ 91,803,000
                                ============   ============


EARNINGS PER COMMON SHARE:
  BASIC                         $        .47   $        .66
  DILUTED                       $        .47   $        .65


                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (unaudited, dollars in thousands)

                                                                                   Accumulated
                                                     Additional                       other                        Total
                                         Common       paid-in       Treasury      comprehensive   Retained     stockholders'
                                         stock        capital         stock       income (loss)   earnings         equity
                                      -----------   -----------    -----------   --------------  -----------   -------------
BALANCES, December 31, 1996           $     1,398   $   373,573    $   (53,913)   $    (2,299)   $   818,733    $ 1,137,492

Comprehensive income, net of tax:
   Net earnings                                --            --             --             --         91,803         91,803
   Unrealized loss on securities,
     net of applicable
     income taxes ($17,080)                    --            --             --        (27,867)            --        (27,867)
                                                                                                                -----------
     Total comprehensive income                                                                                      63,936
Common stock issuance of
  1,300,000 shares                             13        51,761             --             --             --         51,774
Cost of 1,017,000 shares of
  treasury stock acquired                      --            --        (36,688)            --             --        (36,688)
Dividends on common stock                      --            --             --             --        (10,430)       (10,430)
                                      -----------   -----------    -----------    -----------    -----------    -----------
BALANCES, March 31, 1997              $     1,411   $   425,334    $   (90,601)   $   (30,166)   $   900,106    $ 1,206,084
                                      ===========   ===========    ===========    ===========    ===========    ===========

BALANCES, December 31, 1997           $     1,416   $   435,570    $  (199,198)   $    18,682    $ 1,075,670    $ 1,332,140

Comprehensive income, net of tax:
   Net earnings                                --            --             --             --         63,473         63,473
   Unrealized loss on securities,
     net of applicable
     income taxes ($12,823)                    --            --             --       (20,922)             --        (20,922)
                                                                                                                -----------
     Total comprehensive income                                                                                      42,551
Stock warrants issuance                        --         7,687           --               --             --          7,687
Common stock issuance of
  303,000 shares                                3         1,933           --               --             --          1,936
Cost of 761,210 shares of
  treasury stock acquired                      --            --        (23,369)            --             --        (23,369)
Dividends on common stock                      --            --             --             --       (11,726)        (11,726)
                                      -----------   -----------    -----------    -----------    -----------    -----------
BALANCES, March 31, 1998              $     1,419   $   445,190    $  (222,567)   $    (2,240)   $ 1,127,417    $ 1,349,219
                                      ===========   ===========    ===========    ===========    ===========    ===========

                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Three months ended March 31,
                                                                   ----------------------------------
                                                                        1998               1997
                                                                   -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Servicing fees and net interest
     payments collected on sold loans                              $    84,070,000    $    78,009,000
  Net principal payments collected on sold loans                       128,678,000         64,067,000
  Interest on unsold loans                                              50,972,000         46,166,000
  Interest on cash and investments                                      14,540,000          8,539,000
  Commissions                                                           19,160,000         11,501,000
  Other                                                                 13,322,000         (2,523,000)
                                                                   ---------------    ---------------
                                                                       310,742,000        205,759,000
                                                                   ---------------    ---------------

  Cash paid to employees and suppliers                                (132,988,000)      (126,443,000)
  Interest paid on debt                                                (40,571,000)       (20,251,000)
  Income taxes paid                                                    (10,114,000)        (7,430,000)
                                                                   ---------------    ---------------
                                                                      (183,673,000)      (154,124,000)
                                                                   ---------------    ---------------

  NET CASH PROVIDED BY OPERATIONS                                      127,069,000         51,635,000

  Purchase of loans and leases                                      (2,766,690,000)    (2,087,204,000)
  Proceeds from sale of loans and leases                             2,607,081,000      1,809,087,000
  Principal collections on unsold loans and leases                     102,141,000        178,880,000
  Commercial and revolving credit loans disbursed                   (1,692,443,000)      (839,249,000)
  Principal collections on commercial and revolving credit loans     1,262,226,000        757,492,000
  Proceeds from sale of commercial and revolving credit loans          317,840,000                 --
  Net cash deposits provided as credit enhancements                     13,043,000         (4,249,000)
                                                                   ---------------    ---------------

NET CASH USED FOR
  OPERATING ACTIVITIES                                                 (29,733,000)      (133,608,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, furniture and fixtures                         (17,846,000)       (10,084,000)
  Net sales (purchases) of investment securities                         6,198,000         (3,839,000)
                                                                   ---------------    ---------------
NET CASH USED FOR INVESTING
  ACTIVITIES                                                           (11,648,000)       (13,923,000)
                                                                   ---------------    ---------------

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (continued, unaudited)

                                                                     Three months ended March 31,
                                                                 ------------------------------------
                                                                       1998               1997
                                                                 ---------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit facilities                                  2,553,788,000      1,921,498,000
  Repayments on credit facilities                                 (2,353,963,000)    (1,659,804,000)
  Common stock issued                                                    627,000            475,000
  Common stock repurchased                                                    --        (36,688,000)
  Dividends paid                                                     (11,726,000)       (10,430,000)
                                                                 ---------------    ---------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                               188,726,000        215,051,000
                                                                 ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            147,345,000         67,520,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       741,398,000        442,071,000
                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   888,743,000    $   509,591,000
                                                                 ===============    ===============

RECONCILIATION OF NET EARNINGS TO NET CASH
  USED FOR OPERATING ACTIVITIES:
    Net earnings                                                 $    63,473,000    $    91,803,000
    Deferred income taxes                                             38,903,000         56,266,000
    Valuation adjustments of interest only securities                 47,000,000                 --
    Depreciation and amortization                                     10,669,000          7,556,000
    Net loan payments collected, less interest only securities
      and servicing rights recorded                                  (11,746,000)       (50,189,000)
    Amortization of servicing rights                                   4,947,000          2,569,000
    Accretion of yield on interest only securities                   (33,384,000)       (25,257,000)
    Net decrease (increase) in cash deposits                          13,043,000         (4,249,000)
    Purchase of loans and leases,
      net of sales and principal collections                         (72,367,000)       (99,237,000)
    Commercial and revolving loans disbursed, net of
      sales and principal collections                               (109,816,000)       (81,757,000)
    Net selling expenses on sale of loans                             30,786,000         10,897,000
    Interest payable increase                                          7,128,000          8,434,000
    Income taxes paid                                                (10,114,000)        (7,430,000)
    Decrease in amounts payable to employees and suppliers            (7,977,000)       (43,598,000)
    Decrease (increase) in other receivables                           2,570,000         (5,033,000)
    Other                                                             (2,848,000)         5,617,000
                                                                 ---------------    ---------------
NET CASH USED FOR
  OPERATING ACTIVITIES                                           ($   29,733,000)   ($  133,608,000)
                                                                 ===============    ===============


                  See notes to unaudited financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION

The interim financial statements have been prepared by Green Tree Financial Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been included. However, results for interim periods are not necessarily indicative of the results that may be expected for a full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in stockholders' equity except those arising from transactions with shareholders. The new standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

B. INTEREST ONLY SECURITIES

The activity in interest only securities for the three months ended March 31, 1998 is summarized as follows:

 Balance at beginning of period                          $1,363,200,000
 Additions                                                  164,349,000
 Yield on interest only securities                           33,384,000
 Net cash collected                                         (67,908,000)
 Realized writedown of interest only
   securities                                               (47,000,000)
 Unrealized writedown of interest
   only securities                                          (33,745,000)
                                                       ----------------
 Balance at end of period                                $1,412,280,000
                                                       ================

In 1995 and previous years, the Company sold a substantial portion of its interest only securities related to manufactured housing securitization transactions between 1978 and 1995 in the form of securitized Net Interest Margin Certificates. The Company retained a subordinated interest in the cash flow of the interest only securities sold. These interests are included in interest only securities and total $79,357,000 at March 31, 1998.

Generally, interest only securities relate to the sale of closed end manufactured housing, home equity, home improvement, consumer and equipment finance receivables. The Company's interest only securities are subject to a substantial amount of credit loss and prepayment risk related to the receivables sold. In connection with the valuation of interest only securities, the Company has provided for approximately $946,060,000 of credit losses as of March 31, 1998. On a nondiscounted basis the amount of credit losses provided for in connection with the valuation of the interest only securities is approximately $1,399,149,000. These estimated losses if realized, would reduce the amount of cash flows available to the interest only securities and are considered in the Company's valuation processes.

The weighted average interest rate used to discount expected future cash flows of the interest only securities is 11.60% as of March 31, 1998.

The table below details information pertinent to the valuation of the interest only securities as of March 31, 1998.

                                                   Manufactured      Home Equity/         Consumer/
                                                     Housing        Home Improvement      Equipment            Total
                                                 ---------------    ----------------    -------------    ----------------
Interest only securities carrying amount         $   872,578,000      396,498,000         143,204,000    $  1,412,280,000

Unpaid principal balance of sold receivables     $18,186,731,000    5,004,964,000       2,655,252,000     $25,846,947,000

Weighted average customer interest rate on
     sold receivables                                      10.46%          11.85%               11.12%

Approximate expected weighted average constant
     prepayment rate as a percentage
     of unpaid principal balance of sold
     receivables (1)                                        9.75%           25.0%                22.0%

Approximate remaining expected non
     discounted credit losses as a percentage
     of unpaid principal balance of sold
     receivables (1)                                         6.2%            4.4%                 2.0%

(1) Valuation of the Company's interest only securities is impacted not only by the projected level of prepayments of principal and net credit losses, as shown above, but also by the projected timing of such prepayments and net credit losses. Should the timing of projected prepayments of principal or net credit losses differ materially from the timing projected by the Company, such timing could have a material effect on the valuation of the interest only securities.

C. FINANCE RECEIVABLES

Finance receivables consisted of the following:

                        March 31, 1998   December 31,1997
                        --------------   ----------------
Lease                   $  267,987,000   $  191,572,000
Commercial Finance         632,172,000      683,691,000
Revolving Credit Card      324,795,000      165,151,000
Loans Held For Sale        929,692,000      930,610,000
                        --------------   --------------
   Total                $2,154,646,000   $1,971,024,000
                        ==============   ==============


D. SERVICING RIGHTS

The activity in servicing rights for the period ended March 31, 1998 is summarized as follows:

Balance at beginning of period      $   96,311,000
Additions                               20,459,000
Amortization                           ( 4,947,000)
                                    --------------
Balance at end of period             $ 111,823,000
                                    ==============


E. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock and potential Common Stock outstanding during each period. The following table presents the earnings per share data. Options to purchase 5,529,469 and 298,544 shares are excluded from the computation of diluted earnings per common share because of their anti-dilutive effect, as the exercise price of the option exceeds the average market price of the Common Stock for the three months ended March 31, 1998 and 1997, respectively.

                                  Three months ended March 31,
                                  ---------------------------
                                      1998           1997
                                  ------------   ------------

Net Earnings                      $ 63,473,000   $ 91,803,000
                                  ============   ============
Weighted average Common Stock
   outstanding                     134,236,605    138,511,310
 Effect of dilutive securities:
   Options                           1,463,317      3,708,253
   Warrants                            119,981           --
                                  ------------   ------------
 Diluted Common Stock              135,819,903    142,219,563
                                  ============   ============

 Earnings per common share:
   Basic                          $        .47   $        .66
   Diluted                        $        .47   $        .65

F. STOCKHOLDERS' EQUITY


STOCK OPTION PLANS

The Company has three stock option plans: two employee stock option plans and an outside director plan. In 1992, the Board of Directors approved a supplemental stock option plan for its outside directors. In 1995, the Company's stockholders approved an Employee Stock Incentive Plan. In 1998 the Board of Directors approved a Company Stock Option Plan for issuances of stock options to non-officer employees.

Options for 864,520 shares were available for future grant under these plans. The Company's Board of Directors has reserved 11,149,252 shares for future issuance under all plans as of March 31, 1998.

A summary of the stock option plan activity is as follows:

                                     Number of   Weighted Average
                                      Shares      Exercise Price
                                    ----------   -----------------

Outstanding at December 31, 1997     9,910,465      $25.98
  Granted                              835,500       23.00
  Exercised                           (303,333)      12.87
  Expired                             (156,900)      30.92
                                    ----------

Outstanding at March 31, 1998       10,285,732      $23.04
                                    ==========

Of the 10,285,732 options outstanding at March 31, 1998, 10,145,732 options relate to the employee and chief executive stock option plans and 140,000 options relate to the outside director plan.

On March 1, 1998, the Company offered to reprice certain employee stock options to the current market price on March 1, 1998. The offer was not extended to the six most senior executive officers. Employees accepting this offer agreed to a revised vesting schedule and an exercise price of $23.00, representing the market price at March 1, 1998. Approximately 2.8 million options were repriced.

A summary of stock options outstanding and exercisable at March 31, 1998 is as follows:

Options Outstanding:

    Range of           Number            Remaining          Weighted Average
 Exercise Prices     Outstanding      Contractual Life        Exercise Price
-----------------   -------------     ----------------     -------------------

   $  2.97-22.50       1,714,332          4.17                 $  6.46
     23.00-23.00       3,639,500          9.92                   23.00
     23.38-30.50       2,350,300          7.68                   25.52
     30.88-33.38       2,323,000          7.90                   31.21
     33.50-47.00         258,600          9.17                   37.61
     -----------       ---------          ----                 -------
   $  2.97-47.00      10,285,732          7.97                 $ 23.04


Options Exercisable:

    Range of             Number        Weighted Average
Exercise Prices        Exercisable      Exercise Price
-------------------    -----------     -----------------

     $  2.97-22.50       1,563,665         $ 5.45
       23.00-23.00               0           0.00
       23.38-30.50         824,300          26.93
       30.88-33.38         493,000          31.31
       33.50-47.00          57,600          35.07
     --------------      ----------       -------

     $  2.97-47.00       2,938,565        $ 15.92


WARRANTS

On February 13, 1998, the Company issued warrants to purchase 2.7 million common shares at $22.75 per share to the provider of a credit facility secured by the Company's interest only securities. The warrant expires on the later of February 13, 2000 or 90 days after the credit facility has been paid in full. The Company has the option to call and repurchase the warrant for $15.00 per warrant share regardless of the closing price of the common shares at the call date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Green Tree Financial Corporation ("Green Tree" or the "Company") is a diversified financial services company that provides financing for manufactured HOUSING, home equity, home improvements, consumer products and equipment and provides consumer and commercial revolving credit. The Company's financing products include both fixed term and revolving loans and leases. The Company's insurance agencies market physical damage and term mortgage life insurance and other credit protection relating to the customers' contracts it services.

On April 6, 1998, the Company agreed to merge (the "Merger") with a subsidiary of Conseco, Inc. ("Conseco"). In the Merger, each share of the Company's Common Stock will be converted into 0.9165 of a share of Conseco's Common Stock. As a result of the Merger, the Company will become a wholly owned subsidiary of Conseco. Consummation of the Merger is subject to various conditions including
(a) receipt of approval by the stockholders of the Company and Conseco of the Merger; (b) the expiration or termination of applicable waiting periods and the receipt of requisite regulatory approvals from federal and state regulatory authorities; and (c) satisfaction of certain other conditions.

Results of Operations:

The following table shows the percentage change in income, expenses and earnings for the three-month period ended March 31, 1998 as compared to the same period of 1997.

                                                    Three-month
                                                 period-to-period
                                                increase (decrease)
                                              March 31, 1998 to 1997
                                            ----------------------------

Revenues:
   Gain on sale of receivables                         (15.8)%
   Interest                                             33.9
   Servicing                                            22.4
   Commissions and other                                85.9

Expenses:
   Interest                                             62.6
   Cost of servicing                                    39.2
   General and administrative                           54.4

Earnings before income taxes                           (30.9)

Net earnings                                           (30.9)


Gain on sale of receivables decreased 15.8% in the first quarter of 1998 over the same period in 1997. This is a result of recording a realized writedown on the valuation of the Company's interest only securities due to higher prepayments than expected and increasing the constant prepayment rate assumptions used in determining the current quarter gain on sale. Partially offsetting the decrease in gain on sale of receivables is a $830,000,000 or 45.6% increase in the volume of fixed term contracts sold over the same period in 1997.

The following table sets forth the Company's contract originations and sales for the three-month periods ended March 31, 1998 and 1997. Dollar amounts are in thousands.


                                  Three-month period ended
                                         March 31,
                                  -----------------------
                                     1998         1997
                                  ----------   ----------

Originations:
   Manufactured Housing           $1,204,215   $1,013,716
   Home Equity/Home Improvement    1,038,212      635,957
   Consumer/Retail Credit            575,209      261,668
   Commercial/Equipment            1,540,112      952,835
                                  ----------   ----------
     Total                        $4,357,748   $2,864,176
                                  ==========   ==========

Sales:
   Manufactured Housing           $1,199,986   $1,050,000
   Home Equity/Home Improvement    1,079,026      520,099
   Consumer/Retail Credit            194,662      131,043
   Commercial/Equipment              444,126      118,956
                                  ----------   ----------
     Total                        $2,917,800   $1,820,098
                                  ==========   ==========


The Company's dollar volume of new manufactured housing contract originations rose 14.3% during the first quarter of 1998 over the same period in 1997. The number of new contracts originated by the Company during the first quarter of 1998 has grown from 1997 and the average contract size has also increased due to a shift in the Company's manufactured home financing to more land-and-home contracts and slight price increases by the manufactured housing manufacturers. The dollar volume of previously owned manufactured housing contract originations rose 33.7%.

The dollar volume of home equity/home improvement contract originations rose 63.3% in the first quarter of 1998 over 1997 to $1,038,212,000. This growth is primarily the result of the Company's continued expansion of its home equity retail origination network. Consumer and retail credit originations rose 119.8% to $575,209,000 in the first quarter of 1998 over 1997. This growth is the result of several credit card portfolio purchases and overall growth in the consumer products sector. Commercial and equipment originations increased 61.6% in the first quarter of 1998 over 1997 to $1,540,112,000. The increase is due to higher production in all areas.

The following table reflects the composition of the Company's servicing portfolio at March 31, 1998 and 1997. Dollar amounts are in thousands.

                                                 March 31,
                                      ---------------------------------
                                          1998               1997
                                      --------------    ---------------
Servicing Portfolio:

  Fixed term contracts                   $27,496,000        $20,045,000
  Commercial revolving credit              1,915,000          1,199,000
  Consumer revolving credit                  491,000             99,000
                                      --------------    ---------------
          Total                          $29,902,000        $21,343,000
                                      ==============    ===============

Interest revenue, which represents yield on the Company's interest only securities, interest earned on unsold finance receivables and custodial trust cash and other investments grew 33.9% during the first quarter of 1998 compared to the same period in 1997. The increase is primarily due to the Company's increase in interest only securities and increased earnings on the unsold finance receivables for the three-months ended March 31, 1998 compared to the same period in 1997.

The increase in servicing income of 22.4% during the first quarter of 1998 compared to the first quarter of 1997 resulted from the growth in the Company's average servicing portfolio. The Company's servicing income as a percentage of the serviced portfolio decreased as a result of increased sales of finance receivables having lower servicing fees.

Commissions and other income, which includes commissions earned on new insurance policies written and renewals on existing policies as well as other income from late fees, grew 85.9% during the first quarter of 1998 compared to the same period in 1997. This growth is a result of the increase in net written insurance premiums as the Company's contract originations and servicing portfolio continue to grow. Also attributing to the increase are various fees on the credit card portfolio.

Interest expense increased 62.6% during the first quarter of 1998 as a result of higher interest rates on the Company's borrowings, and the Company maintaining a higher level of borrowings to fund its loan originations, commercial finance, revolving credit, and lease portfolio during the first quarter of 1998 compared to 1997.

Green Tree's dollar amount of cost of servicing increased 39.2% during the first quarter of 1998 compared to the same period in 1997 as the Company's total average servicing portfolio grew 40.1%. The Company's cost of servicing as a percentage of the serviced portfolio has remained relatively constant.

General and administrative expenses rose 54.4% in the first quarter of 1998. As a percentage of contract originations, these expenses have remained relatively constant with the first quarter of 1997. The dollar growth is due primarily to an increase in personnel and other costs related to the expansion of the Company's new divisions as well as the increased volume of contracts the Company originated during the quarter.

Capital Resources and Liquidity:

The Company's business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, the Company employs a variety of capital resources.

Historically, the most important liquidity source for the Company has been its ability to sell contracts in the secondary markets through loan securitizations. Under certain securitized sales structures, the Company has provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits or other equivalent collateral. The Company analyzes the cash flows unique to each transaction, as well as the marketability and projected economic value of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During the first quarter of 1998, the Company used a senior/subordinated structure for each of its two manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During the first quarter of 1998, the Company's home equity and home improvement loan sales included two separate but cross-collateralized loan pools, both of which employed a senior/subordinated structure with a limited guarantee on a portion of the subordinate certificates.

In the first quarter of 1998, the Company's sale of consumer product, equipment finance, certain home equity and non lien home improvement loans utilized a multi-class credit tranched grantor trust structure issuing fixed rate certificates with a limited corporate guarantee on the most subordinate class. Also during the first quarter, the Company sold approximately $400 million of floorplan receivables through a separate revolving trust.

Servicing fees and net interest payments collected on sold loans, which has been the Company's principal source of cash, increased during the three-month period ended March 31, 1998 compared to the same period in 1997. Contributing to this growth is an increase in servicing revenue collected by the Company on its growing servicing portfolio, and growth in the interest only securities from the Company's ongoing securitizations.

Net principal payments collected on sold loans were positive for the quarters ended March 31, 1998 and 1997 as a result of an increase in the contract principal payments collected by the Company as of the end of each period but not yet remitted to the investors/owners of the contracts. These increases are a result of customer payoffs and the growth of the Company's servicing portfolio.

Interest on unsold loans increased during the first quarter of 1998 compared to the same period in 1997 as a result of the increase in the outstanding finance receivables.

Interest on cash and investments increased during the first quarter of 1998 compared to the same period in 1997 as higher levels of custodial trust cash and investments were maintained primarily as a result of the growth in the managed receivables portfolio.

Cash paid to employees and suppliers decreased $6,545,000 in the first quarter of 1998 compared to the same period in 1997. This decrease relates primarily to the Company's annual bonus of the chief executive officer pursuant to the terms of an employment agreement compared to the prior year's annual bonus payout.

Dividends paid by the Company increased 12.4% in the first quarter of 1998 compared to the same period in 1997 as the Company's quarterly dividend rate increased 16.6% over the first quarter 1997 quarterly dividend rate.

As of March 31, 1998 the Company had $3.8 billion in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing its contract and commercial finance loan production, with total outstandings of approximately $315 million. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information from the Company. Certain of these agreements have been amended during the first quarter of 1998 primarily to provide for the financing of a broader range of receivables originated by the Company and to increase the aggregate amounts available under such lines.

The Company had unsecured bank credit line commitments of $1,500,000,000 as of December 31, 1997. Effective February 10, 1998 these bank credit lines were substantially restructured. At March 31, 1998 the credit facility totaled $750,000,000 including a $375,000,000 three-year committed revolving line of credit which was scheduled to mature on April 28, 2000 and a $375,000,000 364-day committed revolving line of credit which matured on April 28, 1998. As of March 31, 1998 outstandings under these credit facilities totaled approximately $690 million.

The restructuring of the bank lines included the reduction of the facility to $750,000,000 and renegotiating significant terms and covenants in lieu of a waiver of certain representations required of the Company for purposes of utilizing the credit line, having been precluded from making such representations as a result of the restatement of the Company's 1996 financial statements. This waiver/amendment expired on April 28, 1998.

On April 28, 1998, the Company closed on a new 364-day unsecured revolving line of credit for $225,000,000, replacing the matured 364-day facility, and extended via approval of its bank group the expiration date on the above-referenced waiver/amendment through April 28, 1999 on its three-year $375,000,000 unsecured credit facility scheduled to mature on April 28, 2000.

At December 31, 1997 the Company had a commercial paper program through which it was authorized to issue up to $2 billion in notes of varying terms (not to exceed 270 days) to meet its warehousing liquidity needs. This program was backed by a combination of the Company's bank credit agreements and master repurchase agreements. During the fourth quarter of 1997 and the first quarter of 1998 the Company's senior unsecured debt ratings were lowered by each of the credit rating agencies which provide ratings on its debt. As a result of these ratings actions the Company has substantially curtailed its issuance of commercial paper in favor of its master repurchase agreements and bank credit lines. Outstandings under the commercial paper program were reduced during the first quarter from $1.3 billion at December 31, 1997 to under $50 million at March 31, 1998.

An additional credit facility was closed on February 13, 1998 providing for a $500 million line of credit secured by the Company's interest only securities. This line of credit matures on February 12, 2000 with an optional one-year extension, and had $500 million of outstandings as of March 31, 1998. In addition, the Company issued warrants to purchase 2.7 million common shares at $22.75 per share to the provider of this facility. The warrant expires on the later of February 13, 2000 or 90 days after the credit facility has been paid in full. The Company has the option to call and repurchase the warrant for $15.00 per warrant share regardless of the closing price of the common shares at the call date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented in the Company's annual report on Form 10-K for the year ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          The Company has been served with various related lawsuits which were filed against the Company in United States District Court for the District of Minnesota. These lawsuits were filed by certain stockholders of the Company as purported class actions on behalf of persons or entities who purchased common stock of the Company during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to the Company, certain current and former officers and directors of the Company are named as defendants in one or more of the lawsuits. The Company and other defendants intend to seek consolidation in the United States District Court for the District of Minnesota of each of the lawsuits seeking class action status. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that the Company and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of the Company (particularly with respect to prepayment assumptions and performance of certain of the Company's loan portfolios) which allegedly rendered the Company's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

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

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. (a) EXHIBITS

          10(e) Amendment to Master Repurchase Agreement dated as of September 1, 1995 between Merrill Lynch Mortgage Capital, Inc. and Green Tree Financial Corporation.

          10(h) Amendment to Master Repurchase Agreement dated as of October 15, 1992 between Green Tree Finance Corp.-Five and Lehman Commercial Paper, Inc.

          10(k) Amendment to Master Repurchase Agreement dated as of November 9, 1995 between Salomon Brothers Holding Company and Green Tree Financial Corporation.

          10(p) Asset Assignment Agreement dated as of February 13, 1998 between Green Tree Residual Finance Corp.-I and Lehman Commercial Paper, Inc.

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

                    The Company filed a Form 8-K on April 6, 1998, reporting under Item 5 thereof current developments relating to the agreement to merge the Company with a subsidiary of Conseco, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      GREEN TREE FINANCIAL CORPORATION






DATE: May 15, 1998         /s/ Edward L. Finn
                           ----------------------------
                           Edward L. Finn
                           Executive Vice President and
                           Chief Financial Officer





DATE: May 15, 1998         /s/ Joel H. Gottesman
                           ----------------------------
                           Joel H. Gottesman
                           Senior Vice President and
                           General Counsel

                                  EXHIBIT INDEX




Exhibit
Number    Exhibit
-------   -------
10(e) Amendment to Master Repurchase Agreement dated as of September 1, 1995 between Merrill Lynch Mortgage Capital, Inc. and Green Tree Financial Corporation.

10(h) Amendment to Master Repurchase Agreement dated as of October 15, 1992 between Green Tree Finance Corp.-Five and Lehman Commercial Paper, Inc.

10(k) Amendment to Master Repurchase Agreement dated as of November 9, 1995 between Salomon Brothers Holding Company and Green Tree Financial Corporation.

10(p) Asset Assignment Agreement dated as of February 13, 1998 between Green Tree Residual Finance Corp.-One and Lehman Commercial Paper, Inc.

12.       Computation of Ratio of Earnings to Fixed Charges.

27.       Financial Data Schedule.