Form 10-Q
period 1998-06-30
GREEN TREE FINANCIAL CORP
filed 1998-08-14
CIK 890175

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _____ to _____

                         Commission File Number 1-08916


                        Green Tree Financial Corporation

                   Delaware                             No. 41-1807858
             ----------------------              -------------------------------
             State of Incorporation              IRS Employer Identification No.


             1100 Landmark Towers
        Saint Paul, Minnesota 55102-1639                (612) 293-3400
      --------------------------------------             -------------
      Address of principal executive offices               Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

           Shares of common stock outstanding as of July 31, 1998: 100

    This filing meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.

================================================================================


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS



                                                                                                 June 30,      December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)

Short-term investments........................................................................    $  177.4      $  188.6
Cash held in segregated accounts for investors................................................       685.3         552.8
Cash deposits, restricted under pooling and servicing agreements..............................       247.7         247.2
Other invested assets ........................................................................        34.3          25.3
Interest-only securities......................................................................       934.0       1,365.8
Finance receivables...........................................................................     3,547.8       1,971.0
Other receivables.............................................................................       260.3         308.4
Servicing rights..............................................................................        97.5          77.0
Property and equipment (net of accumulated depreciation: 1998 - $88.1; 1997 - $70.1)..........       131.8         112.4
Goodwill (net of accumulated amortization: 1998 - $4.6; 1997 - $3.2)..........................        54.7          56.1
Other assets..................................................................................        81.8          18.2
                                                                                                  --------      --------

        Total assets..........................................................................    $6,252.6      $4,922.8
                                                                                                  ========      ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................    $  685.3      $  552.8
   Other liabilities..........................................................................       881.0         548.8
   Income tax liabilities.....................................................................       470.5         622.8
   Notes payable and commercial paper.........................................................     2,779.0       1,866.3
                                                                                                  --------      --------

         Total liabilities....................................................................     4,815.8       3,590.7
                                                                                                  --------      --------

Shareholder's equity:
   Common stock and additional paid-in capital................................................       725.6         237.8
   Accumulated other comprehensive income:
     Unrealized appreciation of interest-only securities (net of applicable
       deferred income taxes:  1998 - $1.0; 1997 - $13.4).....................................         1.6          21.8
     Minimum pension liability adjustment (net of applicable deferred income taxes:
       1998 - $(1.9); 1997 - $(1.9))..........................................................        (3.2)         (3.2)
   Retained earnings..........................................................................       712.8       1,075.7
                                                                                                  --------      --------

         Total shareholder's equity...........................................................     1,436.8       1,332.1
                                                                                                  --------      --------

         Total liabilities and shareholder's equity...........................................    $6,252.6      $4,922.8
                                                                                                  ========      ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                               Three months ended          Six months ended
                                                                                    June 30,                   June 30,
                                                                               ------------------         -----------------
                                                                                1998         1997         1998         1997
                                                                                ----         ----         ----         ----
Revenues:
   Net investment income:
     Interest-only securities..............................................   $  36.3       $ 29.4     $   69.6        $ 56.2
     Finance receivables and other.........................................      76.3         53.7        135.9          96.6
   Gain on sale of finance receivables.....................................     135.2        191.3        272.4         350.4
   Servicing income........................................................      31.0         27.2         61.2          51.8
   Commission and other income.............................................      28.4         15.5         53.7          29.3
                                                                              -------       ------     --------        ------

         Total revenues....................................................     307.2        317.1        592.8         584.3
                                                                              -------       ------     --------        ------

Expenses:
   Interest expense........................................................      55.2         36.4        103.7          66.2
   Cost of servicing.......................................................      28.1         20.8         55.1          40.2
   General and administrative expenses.....................................     122.6         85.6        230.4         155.5
   Nonrecurring charges....................................................     648.0          -          648.0            -
                                                                              -------       ------     --------        ------

         Total expenses....................................................     853.9        142.8      1,037.2         261.9
                                                                              -------       ------     --------        ------

         Income (loss) before income taxes and extraordinary charge........    (546.7)       174.3       (444.4)        322.4

Income tax expense (benefit)...............................................    (146.4)        66.2       (107.5)        122.5
                                                                              -------       ------     --------        ------

         Income (loss) before extraordinary charge.........................    (400.3)       108.1       (336.9)        199.9

Extraordinary charge on extinguishment of debt, net of taxes...............       2.5          -            2.5           -
                                                                              -------       ------     --------        ------

         Net income (loss).................................................   $(402.8)      $108.1     $ (339.4)       $199.9
                                                                              =======       ======     ========        ======























               The accompanying notes are an integral part of the
                       consolidated financial statements.



                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                              and additional      comprehensive      Retained
                                                                  Total       paid-in capital     income (loss)      earnings
                                                                  -----       ---------------     ----------------   --------

Balance, January 1, 1998......................................   $1,332.1         $237.8            $  18.6          $1,075.7

   Comprehensive loss, net of tax:
     Net loss.................................................     (339.4)           -                  -              (339.4)
     Change in unrealized appreciation of interest-only
       securities (net of applicable income tax benefit
       of $12.4)..............................................      (20.2)              -             (20.2)              -
                                                                 --------

         Total comprehensive loss.............................     (359.6)

   Capital contribution from parent...........................      500.0          500.0                -                 -
   Issuance of stock warrants in conjunction with
     financing transaction....................................        7.7            7.7                -                 -
   Issuance of shares for stock options and for
     employee benefit plans...................................        1.7            1.7                -                 -
   Tax benefit related to issuance of shares under
     stock option plans.......................................        1.8            1.8                -                 -
   Shares returned by executive due to recomputation of bonus       (23.4)         (23.4)               -                 -
   Dividends on common stock..................................      (23.5)           -                  -              ( 23.5)
                                                                 --------         ------             ------          --------

Balance, June 30, 1998........................................   $1,436.8         $725.6             $ (1.6)         $  712.8
                                                                 ========         ======             ======          ========

Balance, January 1, 1997......................................   $1,137.5         $321.1             $ (2.3)         $  818.7

   Comprehensive income, net of tax:
     Net income...............................................      199.9            -                  -               199.9
     Change in unrealized depreciation of interest-only
       securities (net of applicable income tax benefit
       of $20.0)..............................................      (32.6)           -                (32.6)              -
                                                                 --------

         Total comprehensive income...........................      167.3

   Issuance of shares for stock options and for
     employee benefit plans...................................       51.6           51.6                -                 -
   Tax benefit related to issuance of shares under stock
     option plans.............................................         .6             .6                -                 -
   Cost of shares acquired....................................     (105.2)        (105.2)               -                 -
   Dividends on common stock..................................      (20.6)           -                  -               (20.6)
                                                                 --------         ------             ------          --------

Balance, June 30, 1997........................................   $1,231.2         $268.1             $(34.9)         $  998.0
                                                                 ========         ======             ======          ========









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                                   ----------------------
                                                                                                   1998              1997
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income (loss)........................................................................    $  (339.4)       $   199.9
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................       (272.4)          (350.4)
     Net increase in restricted cash deposits...............................................          (.5)           (14.8)
     Amortization and depreciation..........................................................         40.5             19.5
     Income taxes...........................................................................       (144.1)           102.5
     Accrual and amortization of investment income..........................................         43.9             29.6
     Nonrecurring charges...................................................................        646.9              -
     Extraordinary charge on extinguishment of debt.........................................          4.0              -
     Other..................................................................................         86.0             50.5
                                                                                                ---------        ---------

       Net cash provided by operating activities............................................         64.9             36.8
                                                                                                ---------        ---------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................      5,374.5          4,309.0
   Principal payments received on finance receivables.......................................      2,829.8          2,138.5
   Finance receivables originated...........................................................     (9,642.7)        (6,974.0)
   Other....................................................................................        (34.5)           (32.1)
                                                                                                ---------        ---------

       Net cash used by investing activities ...............................................     (1,472.9)          (558.6)
                                                                                                ---------        ---------

Cash flows from financing activities:
   Capital contribution from parent.........................................................        500.0              -
   Issuance of shares related to stock options and employee benefit plans  .................          1.7              1.0
   Issuance of notes payable and commercial paper...........................................      5,535.3          4,742.7
   Payments on notes payable and commercial paper...........................................     (4,616.7)        (4,030.5)
   Payments to repurchase equity securities.................................................          -             (105.2)
   Dividends paid ..........................................................................        (23.5)           (20.6)
                                                                                                ---------        ---------

       Net cash provided by financing activities............................................      1,396.8            587.4
                                                                                                ---------        ---------

       Net increase (decrease) in short-term investments....................................        (11.2)            65.6

Short-term investments, beginning of period.................................................        188.6             95.8
                                                                                                ---------        ---------

Short-term investments, end of period.......................................................    $   177.4        $   161.4
                                                                                                =========        =========











               The accompanying notes are an integral part of the
                       consolidated financial statements.


                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 1997 Form 10-K of Green Tree Financial Corporation ("We", "Green Tree" or the "Company").

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly Green Tree's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. Pursuant to rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. Results for interim periods are not necessarily indicative of the results that may be expected for a full year. We have reclassified certain amounts from the prior periods to conform to the 1998 presentation.

     The following summary explains the accounting policies we use to arrive at the more significant numbers in our financial statements. We prepare our financial statements in accordance with GAAP. We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

     Green Tree is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company. Green Tree originates, purchases, sells and services consumer and commercial finance loans throughout the United States.

     In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating interest-only securities, servicing rights, goodwill, liabilities related to litigation, gain on sale of finance receivables and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

     Our   financial   statements   do  not  include  the  results  of  material
transactions  between  us  and  our  consolidated   affiliates,   or  among  our
consolidated affiliates.

     Interest-only Securities

     Interest-only securities represent the right to receive certain cash flows which exceed the amount of cash flows sold in our securitized receivable sales. Such cash flows generally are equal to the value of the interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the interest to be paid on the securities sold, contractual servicing fees and credit losses. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. See
"Interest-only Securities, Finance Receivables and Servicing Rights" for additional discussion of gain on sale of finance receivables and interest-only securities.

     Short-term Investments

     Short-term investments include invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value. We consider all short-term investments to be cash equivalents.

     Finance Receivables

     Finance receivables consist of lease, commercial finance and revolving credit receivables and loans held for securitization (which include recently originated manufactured housing, home equity, home improvement, consumer and equipment loans which will be sold in the near future). We carry finance receivables held for securitization at the lower of cost or market. We carry our lease

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

receivables (which are direct financing leases as defined in Statement of Financial Accounting Standards No. 13 "Accounting for Leases") at the present value of the future minimum lease payments and related residual values. We carry commercial finance receivables (which include dealer floor plan, asset-based financing arrangements with dealers, manufacturers and other commercial entities and commercial real estate loans) and revolving credit receivables (which include retail credit card arrangements with merchants and dealers and their customers) at amortized cost. Finance receivables are net of allowance for expected losses.

     We defer fees received or costs incurred when we originate finance receivables. We amortize fees, costs, discounts and premiums over the contractual lives of the receivables, with consideration to anticipated prepayments. Such deferred fees or costs are included in the cost of finance receivables when receivables are sold. See "Interest-only Securities, Finance Receivables and Servicing Rights" for a discussion of the sale of finance receivables.

     Servicing Rights

     We generally retain the right to service loans we originate or purchase and subsequently sell through securitizations. Fees for servicing loans are based on a stipulated percentage of the unpaid principal balance of the loans. We recognize a servicing asset when we sell our loans, equal to the present value of the expected future net servicing revenue using prepayment, default, loss and interest rate assumptions. We amortize servicing rights in proportion to total projected net servicing income. We periodically assess our servicing rights for impairment based on the fair value of such rights. An impairment is recognized in the statement of operations during the period in which the impairment occurs as an adjustment to the corresponding valuation allowance. See "Interest-only Securities, Finance Receivables and Servicing Rights" for a discussion of the sale of finance receivables.

     Goodwill

     Goodwill is the excess of the amount we paid to acquire a company accounted for as a purchase over the fair value of its net assets. We amortize goodwill on the straight-line basis over a 20-year period. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the acquired company over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred). Cash flows considered in such an analysis are those of the business acquired.

     Property and Equipment

     We carry property and equipment at depreciated cost. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets, which average approximately 10 years. Our depreciation expense was $19.7 million and $11.9 million for the six months ended June 30, 1998 and 1997, respectively.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities. This liability method of accounting for income taxes also requires us to reflect in income the effect of a tax-rate change on accumulated deferred income taxes in the period in which the change is enacted.

     In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off.

     Comprehensive Income

     We adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") on January 1, 1998. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income includes all changes in shareholder's equity (except those arising from transactions with

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

shareholders). The new standard only requires additional disclosures; it does not affect the Company's financial position or results of operations.

     Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") was issued in February 1998 and revises current disclosure requirements for employers' pensions and other retiree benefits. SFAS 132 will have no effect on our financial position or results of operations. SFAS 132 is effective for our December 31, 1998 financial statements.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or financial position.

     MERGER WITH CONSECO, INC.

     On June 30, 1998, Conseco completed a merger with Green Tree (the "Green Tree Merger"). Each outstanding share of Green Tree common stock was exchanged for .9165 of a share of Conseco common stock. Conseco issued 128.7 million shares of its common stock (including 5.0 million common equivalent shares issued in exchange for Green Tree's outstanding options). The Green Tree Merger constituted a tax-free exchange. As a result of the Green Tree Merger, we recorded merger-related costs of $108 million, net of income taxes, in the second quarter of 1998. Such costs include investment banking, accounting, legal and regulatory fees, severance costs and other costs associated with the Green Tree Merger.

     In conjunction with the Green Tree Merger, Conseco contributed additional capital of $500.0 million to Green Tree. The contribution was used to increase Green Tree's working capital and repay debt of $375 million. Conseco plans to contribute an additional $600 million to Green Tree, of which contributions of $350 million were made through August 13, 1998.


     INTEREST-ONLY SECURITIES, FINANCE RECEIVABLES AND SERVICING RIGHTS

     We pool and securitize substantially all of the finance receivables we originate, retaining: (i) investments in interest-only securities that are subordinated to the rights of other investors; and (ii) servicing on the contracts. In a typical securitization, we sell finance receivables to a special purpose entity, established for the limited purpose of purchasing the finance receivables and selling securities representing interests in the receivables. The special purpose entity issues interest-bearing securities that are collateralized by the underlying pool of finance receivables. We receive the proceeds from the sale of the securities in exchange for the finance receivables. The securities are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest representing the right to receive, over the life of the pool of finance receivables, the excess of the principal and interest received on the receivables transferred to the trust over the principal and interest paid to the holders of other interests in the securitization and servicing fees.

     We recognize a gain on the sale of finance receivables equal to the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. We allocate the carrying amount of finance receivables between the assets sold and retained based on their relative fair values at the date of sale. The estimated fair value of the retained assets (interest-only securities and servicing rights) is determined by discounting their projected future cash flows using prepayment, default, loss, servicing cost and discount rate assumptions. In conjunction with certain sales of financial receivables, the Company has provided guarantees of approximately $1.8 billion at June 30, 1998. The Company believes a significant loss from such guarantees is remote.

     On a quarterly basis, we determine the estimated fair value of our interest-only securities based on discounted projected future cash flows using current assumptions. Differences between the estimated fair value and carrying value of interest-only securities considered to be temporary are recognized as adjustments to shareholder's equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using appropriate assumptions is less

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

than the carrying value of the interest-only securities. When declines in value considered to be other than temporary occur, the carrying value is reduced to estimated fair value and a loss is recognized in the statement of operations.

     During the first quarter of 1998, prepayments on loan contracts exceeded expectations, and as a result, a $29.1 million reduction in the carrying value of our interest-only securities (net of income taxes of $17.9 million) was realized. During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management believes that such prepayments will be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, decreasing the market value of such investments. As a result of these developments, we concluded that an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using the current assumptions. The new assumptions (which are summarized below) reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. A $350 million nonrecurring charge to reduce the value of interest-only securities and servicing rights (net of income taxes of $190 million) was recognized in the second quarter of 1998.

     The following summarizes assumptions used to determine the estimated fair value of interest-only securities as of June 30, 1998:

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment          Total
                                                         -------        ----------------     ---------          -----
                                                                                (Dollars in millions)

Interest-only securities............................   $   471.5           $  299.9           $  162.6         $   934.0
Principal balance of sold finance
   receivables (1)..................................    18,599.0            4,739.0            3,020.0          26,358.0
Weighted average customer interest rate on sold
   finance receivables (1)..........................       10.35%             11.56%             10.86%
Expected weighted average constant prepayment
   rate as a percentage of principal balance of sold
   finance receivables (1) (2)......................       12.00%             25.00%             22.00%
Expected nondiscounted credit losses as a
   percentage of principal balance of sold
   finance receivables (1) (2)......................        6.00%              4.40%              2.00%
Weighted average discount rate (1)..................       15.00%             15.00%             15.00%

-------------------
(1)  Excludes finance receivables sold in revolving trust securitizations.
(2) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, as shown above, but also by the projected timing of such prepayments and net credit losses. Should the timing of projected prepayments of principal or net credit losses differ materially from the timing projected by the Company, such timing could have a material effect on the valuation of the interest-only securities.

     The following summarizes information with respect to the 60-days-and-over contractual dollar delinquencies, loss experience and repossessed collateral experience of our managed finance receivables at June 30, 1998 and 1997 and for the six month periods then ended:

                                                                                  1998             1997
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................       1.03%             .90%
                                                                                  ====              ===
Net credit losses as a percentage of average managed finance
   receivables during the period...........................................       1.07%             1.01%
                                                                                  ====              ====
Repossessed collateral during the year as a percentage of
   managed finance receivables at period end...............................        .92%              .90%
                                                                                   ===               ===

                                        9

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Activity in the interest-only securities account during the six months ended June 30, 1998 and 1997, is as follows:

                                                                                    Six months ended
                                                                                         June 30,
                                                                                  -------------------
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,365.8        $  983.5
   Additions resulting from securitizations during the period...............      269.9           331.9
   Investment income........................................................       69.6            56.2
   Cash received............................................................     (156.6)         (117.6)
   Reduction in carrying value as a result of adverse prepayment experience.      (47.0)            -
   Nonrecurring charge to reduce carrying value.............................     (535.0)            -
   Change in unrealized appreciation........................................      (32.7)          (52.6)
                                                                               --------        --------

Balance, end of period......................................................   $  934.0        $1,201.4
                                                                               ========        ========

     During the six months ended June 30, 1998 and 1997, the Company sold $5.4 billion and $4.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $272.4 million and $350.4 million, respectively.

     Finance receivables, summarized by type, were as follows:

                                                                                June 30,       December 31,
                                                                                  1998             1997
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Lease........................................................................   $  418.7        $  209.3
Commercial finance...........................................................      654.4           684.6
Revolving credit card........................................................      404.2           166.3
Loans held for sale..........................................................    2,094.9           930.6
                                                                                --------        --------

                                                                                 3,572.2         1,990.8

Less allowance for doubtful accounts.........................................      (24.4)          (19.8)
                                                                                --------        --------

     Net finance receivables.................................................   $3,547.8        $1,971.0
                                                                                ========        ========

     Servicing rights, retained subsequent to the sale of finance receivables, are amortized in proportion to and over the estimated period of net servicing income.

     The activity in the servicing rights account during the six months ended June 30, 1998 and 1997, is as follows:

                                                                                    Six months ended
                                                                                         June 30,
                                                                                  -------------------
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                  (Dollars in millions)
Balance, beginning of period...............................................      $ 77.0           $30.8
   Additions resulting from securitizations
     during the period.....................................................        36.7            34.3
   Amortization............................................................       (11.2)           (6.2)
   Nonrecurring charge to establish a valuation allowance..................        (5.0)            -
                                                                                 ------           -----

Balance, end of period.....................................................      $ 97.5           $58.9
                                                                                 ======           =====

                                       10

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Servicing rights are evaluated for impairment on an ongoing basis, stratified by product type and origination period. To the extent the recorded amount exceeds the fair value, a valuation allowance is established through a charge to earnings. Upon subsequent measurement of the fair value of these servicing rights in future periods, if the fair value equals or exceeds the carrying amount, any previously recorded valuation allowance would be deemed unnecessary and, therefore, restored to earnings.

     NOTES PAYABLE AND COMMERCIAL PAPER

     Notes payable and commercial paper were as follows:

                                                                                        June 30,     December 31,
                                                                     Interest rate        1998           1997
                                                                     -------------        ----           ----
                                                                                          (Dollars in millions)

Master repurchase agreements.........................................    6.65%         $1,355.8        $    -
Credit facility secured by interest-only securities..................    7.66             700.0             -
Senior subordinated notes............................................   10.80             264.0           263.7
Bank debt............................................................    6.22             225.0            35.0
Medium term notes....................................................    6.62             238.7           246.6
Commercial paper.....................................................      -                -           1,319.1
Other................................................................    2.00               1.8             1.9
                                                                                       --------        --------

   Total principal amount............................................                   2,785.3         1,866.3

Less unamortized net discount........................................                      (6.3)            -
                                                                                       --------        --------

   Total.............................................................                  $2,779.0        $1,866.3
                                                                                       ========        ========

     At June 30, 1998, we had $3.8 billion of master repurchase agreements with various investment banking firms, subject to the availability of eligible collateral. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based on review of updated quarterly financial information of the Company.

     We entered into a new credit facility in February 1998, which provides for a $700 million line of credit secured by our interest-only securities. The line of credit matures on February 12, 2000, with an optional one year extension. In addition, we issued warrants to purchase 2.5 million equivalent shares of Conseco common stock at $24.8227 per share to the provider of the facility subject to a maximum appreciation of $16.37 per equivalent share. The warrants were exercised at the date of the Green Tree Merger.

     The senior subordinated notes are due June 1, 2002. Interest on the notes is payable semi-annually.

     We substantially restructured and repaid a portion of our bank debt during 1998. After the restructuring, the bank debt provides $325.0 million of financing through September 1998. We recognized an extraordinary charge of $2.5 million (net of a $1.5 million tax benefit) as a result of the repayment, restructuring and cancellation of a portion of our bank debt.

     The medium term notes are senior notes with either fixed or floating rates of interest and with maturities in excess of nine months. Interest on these notes is payable semi-annually.

     During the fourth quarter of 1997 and the first quarter of 1998, the Company's senior unsecured debt ratings were lowered by each of the credit rating agencies which provide ratings on its debt. As a result of these actions, we curtailed our issuance of commercial paper in favor of our master repurchase agreements and bank credit line.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     LITIGATION

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed by certain former stockholders of Green Tree as purported class actions on behalf of persons or entities who purchased common stock of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants intend to seek consolidation in the United States District Court for the District of Minnesota of each of the lawsuits seeking class action status. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

     The Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following non-cash items were not reflected in the consolidated statement of cash flows in 1998: (i) the return of common stock to the Company of $23.4 million pursuant to the recomputation of an executive officer's bonus for fiscal year 1996; and (ii) the tax benefit of $1.8 million related to the issuance of common stock for option exercises. The following non-cash items were not reflected in the consolidated statement of cash flows in 1997: (i) the tax benefit of $.6 million related to the issuance of common stock for option exercises; and (ii) the issuance of common stock of $50.6 to an executive officer of the Company.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations and significant changes in our balance sheet. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and in the 1997 Form 10-K of Green Tree.

     RESULTS OF OPERATIONS

                                                                           Three months ended         Six months ended
                                                                                June 30,                   June 30,
                                                                          --------------------       -------------------
                                                                          1998            1997       1998           1997
                                                                          ----            ----       ----           ----
                                                                                        (Dollars in millions)
Contract originations:
   Manufactured housing..............................................   $ 1,673.9    $ 1,494.6     $2,878.1     $2,508.3
   Home equity/home improvement......................................     1,252.5        836.9      2,290.7      1,470.8
   Consumer/retail credit............................................       689.3        427.2      1,264.5        690.8
   Commercial/equipment..............................................     1,820.3      1,197.4      3,360.4      2,150.2
                                                                        ---------    ---------     --------     --------

     Total...........................................................   $ 5,436.0    $ 3,956.1     $9,793.7     $6,820.1
                                                                        =========    =========     ========     ========

Sales of finance receivables:
   Manufactured housing..............................................   $ 1,356.5    $ 1,320.0     $2,556.5     $2,370.0
   Home equity/home improvement......................................       500.1        629.3      1,450.1      1,149.4
   Consumer/equipment................................................       403.5        594.8        903.5        844.8
   Commercial and retail revolving credit............................       170.5            -        488.3            -
                                                                        ---------    ---------     --------     --------

     Total...........................................................   $ 2,430.6    $ 2,544.1     $5,398.4     $4,364.2
                                                                        =========    =========     ========     ========

Managed receivables (at period end):
   Fixed contracts...................................................   $29,646.3    $22,239.0
   Revolving credit..................................................     2,655.8      1,416.3
                                                                        ---------    ---------

     Total...........................................................   $32,302.1    $23,655.3
                                                                        =========    =========

Net investment income:
   Interest-only securities..........................................   $    36.3    $    29.4     $   69.6     $   56.2
   Finance receivables and other.....................................        76.3         53.7        135.9         96.6
Gain on sale of finance receivables..................................       135.2        191.3        272.4        350.4
Servicing income.....................................................        31.0         27.2         61.2         51.8
Commission and other income..........................................        28.4         15.5         53.7         29.3
                                                                        ---------    ---------     --------     --------

     Total revenues..................................................       307.2        317.1        592.8        584.3
                                                                        ---------    ---------     --------     --------

Interest expense.....................................................        55.2         36.4        103.7         66.2
Cost of servicing....................................................        28.1         20.8         55.1         40.2
General and administrative expenses..................................       122.6         85.6        230.4        155.5
                                                                        ---------    ---------     --------     --------

     Total expenses..................................................       205.9        142.8        389.2        261.9
                                                                         --------     --------     --------     --------

     Operating income before income taxes and
       extraordinary charge..........................................       101.3        174.3        203.6        322.4

Nonrecurring charges.................................................      (648.0)         -         (648.0)          -
                                                                        ---------    ---------     --------     --------

     Income (loss) before income taxes and
       extraordinary charge..........................................   $  (546.7)   $   174.3     $ (444.4)    $  322.4
                                                                        =========    =========     ========     ========

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------
     Green Tree is a diversified financial services company that provides financing for manufactured housing, home equity, home improvements, consumer products and equipment and provides consumer and commercial revolving credit. Our financing products include both fixed term and revolving loans and leases. We also market physical damage and term mortgage life insurance and other credit protection relating to the loans we service.

     Contract originations in the second quarter of 1998 were $5.4 billion, up 37 percent over 1997. Contract originations in the first six months of 1998 were $9.8 billion, up 44 percent over 1997.

     Manufactured housing contract originations increased $369.8 million, or 15 percent, during the first six months of 1998 over 1997. The number of contracts originated during the 1998 period increased as well as the average contract size reflecting an increase in land-and-home contracts and slight price increases by the manufactured housing manufacturers.

     Home equity/home improvement contract originations increased $819.9 million, or 56 percent, during the first six months of 1998 over 1997. The increase is primarily the result of our continued expansion of the home equity retail origination network.

     Consumer and retail credit originations increased $573.7 million, or 83 percent, during the first six months of 1998 over 1997. The increase reflects the success of several direct mail campaigns as well as the development of new relationships with retailers.

     Commercial and equipment originations increased $1.2 billion, or 56 percent, during the first six months of 1998 over 1997. The increase reflects higher production in all areas of commercial financing.

     Sales of finance receivables occur when we sell finance receivables we originate in secondary markets through securitizations. The total receivables sold in a particular period is dependent on many factors including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. Total finance receivables sold in the second quarter of 1998 decreased 4.5 percent from 1997. Such sales were lower than the previous year because we increased our inventory of finance receivables at June 30, 1998, holding them for sale after the end of the quarter when the supply of securitizations in the capital markets is expected to be lower and the spreads are expected to be better. Total finance receivables were $3.5 billion at June 30, 1998, an increase of $1.6 billion over December 31, 1997. Total finance receivables sold in the first six months of 1998 were up 24 percent over 1997.

     Managed receivables include finance receivables sold through securitizations as well as finance receivables and retained interests in finance receivables held by the Company. The total portfolio serviced by the Company increased to $32.3 billion at June 30, 1998, a 37 percent increase over 1997.

     Net investment income on interest-only securities represents the accretion recognized on the interest-only securities retained when finance receivables are sold. Such income increased 23 percent, to $36.3 million, in the second quarter of 1998 and increased 24 percent, to $69.6 million, in the first six months of 1998. The increases are consistent with the increase in the average interest-only securities held in the 1998 periods. The weighted average yields earned on interest-only securities were 10.9 percent and 10.4 percent during the first six months of 1998 and 1997, respectively.

     Net investment income on finance receivables and other consists of interest earned on our unsold finance receivables and interest income on short-term and other investments. Such income increased 42 percent, to $76.3 million, in the second quarter of 1998 and increased 41 percent, to $135.9 million, in the first six months of 1998. The increases are consistent with the increases in average finance receivables during the 1998 periods. The weighted average yield earned on finance receivables was 11.0 percent during the first six months of both 1998 and 1997.

     Gain on sale of finance receivables represents the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. The allocated carrying amount is determined by allocating the original amount of the receivables between the portion sold and any retained interests (interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of interest-only securities and servicing rights are subject to volatility that could materially affect operating results. Prepayments from competition, obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance projected.

     Gain on sale of finance receivables decreased 29 percent, to $135.2 million, in the second quarter of 1998 and decreased 22 percent, to $272.4 million, in the first six months of 1998. Such gain fluctuates when changes occur in: (i) the amount of loans sold;

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

(ii) market conditions; (iii) the amount and type of interest retained in the receivables sold; and (iv) changes in assumptions used to calculate the gain. Recent experience has indicated that prepayment rates have exceeded expectations for loans sold in prior periods. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, increasing the market discount rate used when calculating gains. Assumptions used to determine the gains in the 1998 periods reflect higher prepayment assumptions and higher discount rates. Accordingly, the amount of gain as a percentage of total loans sold has decreased. In addition, during the second quarter of 1998, we reduced the total finance receivables sold and increased our inventory of finance receivables as described above.

     Servicing income represents fees received for servicing finance receivables sold in securitizations. Such income increased 14 percent, to $31.0 million, in the second quarter of 1998 and increased 18 percent, to $61.2 million, in the first six months of 1998. After such sales, we continue to service the loans sold for a fee. Servicing income grows as the total portfolio of finance receivables managed for others increases.

     Commission and other income includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from transaction fees. Such income increased 83 percent, to $28.4 million, in the second quarter of 1998 and increased 83 percent, to $53.7 million, in the first six months of 1998. The increase reflects: (i) the growth in our revolving credit receivables (upon which transaction fees are assessed); (ii) an increase in other managed receivables (which present opportunities for sales of insurance products); and (iii) an increased emphasis on generating such income.

     Interest expense increased 52 percent, to $55.2 million, in the second quarter of 1998 and increased 57 percent, to $103.7 million, in the first six months of 1998. The increase primarily reflects increased borrowings to fund loan originations, commercial revolving credit and lease portfolio financings during the 1998 periods and our deliberate strategy to increase our inventory of finance receivables as described above. The weighted average interest rates on our borrowings were 7.8 percent and 8.0 percent during the first six months of 1998 and 1997, respectively.

     Cost of servicing represents the costs incurred to service finance receivables sold. Such costs fluctuate in relation to the total balance of finance receivables managed for others and the fees earned for providing such servicing.

     General and administrative expenses have primarily increased in recent periods as a result of the increased volume of contracts originated.

     Nonrecurring charges include: (i) merger related costs (including investment banking, accounting, legal and regulatory fees, severance costs and other costs associated with the Green Tree Merger) of $108 million; and (ii) a charge to reduce the value of interest-only securities and servicing rights of $540 million.

     During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management concluded that such prepayments would continue to be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the quarter, decreasing the market values of such investments. As a result of these developments, we concluded an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using current assumptions. The new assumptions reflect the following changes from the assumptions previously used:
(i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. A $540 million charge to reduce the carrying value of the interest-only securities and servicing rights (before income taxes of $190 million) was recognized in the second quarter of 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1997 and June 30, 1998, reflect: (i) our operating results; (ii) the nonrecurring charge of $463 million (net of income taxes of $185 million) related to merger-related costs and the charge to reduce the value of interest-only securities and servicing rights; (iii) our origination and sale of finance receivables; (iv) the change in the fair value of interest-only securities (after the effect of the aforementioned charge); and (v) various financing transactions. Financing transactions (described in the notes to the consolidated financial statements) include: (i) common stock repurchases; (ii) the issuance of notes payable and debt repayment; and (iii) the $500 million capital contribution from Conseco.

     The decrease in shareholder's equity in the first six months of 1998 reflects: (i) the net loss of $339.4 million; (ii) the change in unrealized appreciation of securities of $20.2 million; (iii) return of common stock of $23.4 million related to the recomputation of an executive's 1996 bonus; and
(iv) dividends on

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

common stock of $23.5 million. The decreases were partially offset by: (i) the capital contribution from Conseco of $500.0 million; (ii) the value of stock warrants in conjunction with a financing transaction of $7.7 million; and (iii) amounts received upon the exercise of stock options (and the tax benefit thereon) of $3.5 million.

     Our business requires continued access to the capital markets for the purchase, warehousing and sale of contracts. To satisfy these needs, we employ a variety of capital resources.

     Historically, our most important liquidity source has been our ability to sell contracts in the secondary markets through loan securitizations. Under certain securitized sales structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits and over collateralization or other equivalent collateral. We analyze the cash flows unique to each transaction, as well as the marketability and projected economic value of such transactions when choosing the appropriate structure for each securitized loan sale. The structure of a securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During the first six months of 1998, we used a senior/subordinated structure for each of our five manufactured home loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During the first six months of 1998, our home equity and home improvement loan sales included two separate but cross-collateralized loan pools, both of which employed a senior/subordinated structure with a limited guarantee on a portion of the subordinate certificates.

     Our sale of consumer products, equipment finance and certain home equity and home improvement loans during the first quarter of 1998 employed a multi-class credit tranched grantor trust structure issuing fixed rate certificates with a limited corporate guarantee on the most subordinate class. In the second quarter of 1998, our sale of consumer products and equipment finance loans utilized a multi-class credit tranched owner trust structure issuing fixed rate notes and certificates with a limited corporate guarantee on the most subordinate class. Also during the first and second quarters, we sold $50.0 million of private-label credit card receivables and $438.3 million of floorplan receivables through two separate revolving trusts.

     Servicing fees and net interest payments collected on sold loans increased during the six-month period ended June 30, 1998 compared with the same period in 1997. Contributing to this growth is an increase in servicing revenue we collect on our growing servicing portfolio. Interest on unsold loans increased during the first six months of 1998 compared with the same period in 1997 as a result of the increase in the outstanding finance receivables.

     We currently have $3.8 billion in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing our contract and commercial finance loan production. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. In addition, we have unsecured bank credit agreements of $325.0 million scheduled to expire on September 30, 1998. At June 30, 1998, we have $1.4 billion outstanding under the repurchase agreements and $225.0 million of borrowings under the unsecured bank credit agreements.

     We also have a commercial paper program through which we are authorized to issue up to $2 billion in notes of varying terms (not to exceed 270 days) to meet our warehousing liquidity needs. This program is backed by a combination of our bank credit agreements and master repurchase agreements referred to above. As of June 30, 1998, no commercial paper is outstanding under this program. We have curtailed our issuance of commercial paper in favor of master repurchase agreements, due to recent ratings actions by credit agencies which lowered Green Tree's senior unsecured debt ratings.

     In addition, we have a $700 million line of credit secured by our interest-only securities. This line of credit matures on February 12, 2000 with an option to extend for an additional one year term.

     YEAR 2000 CONVERSION COSTS

     We have initiated a corporate-wide program designed to ensure that all of our computer systems will function properly in the year 2000. Many existing programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these computer applications could result in system failures with possible adverse effects on our operations. A large number of our employees, as well as external consultants and contract programmers, are working on various year 2000 projects. We also have been working with our vendors to help avoid year 2000 problems with outside software or services they provide to us. Under our program, we are analyzing our application systems, operating systems, hardware, networks, EDI interfaces and infrastructure devices (such as facsimile machines and telephone systems).

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     We are addressing the year 2000 issues we identify in two ways. In some cases, our most effective solution will be to purchase new, more modern systems; these costs will be capitalized as assets and amortized over their expected useful lives. In other cases, we will modify existing systems, thereby incurring costs that will be charged to operating expense.

     We have incurred expenses throughout 1997 and in the first two quarters of 1998 related to this project and will continue to incur costs over the next 18 months. We currently estimate that the total costs related to our year 2000 projects will be approximately $14.0 million. Approximately 7 percent of these costs have been incurred in periods prior to June 30, 1998.

     The impact of year 2000 issues will depend not only on the corrective actions we take, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

     Our year 2000 projects are currently on schedule. We expect the projects to be completed by the end of the second quarter of 1999.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by Conseco or Green Tree with the Securities and Exchange Commission, press releases, presentations by Conseco or Green Tree or its management or oral statements) relative to markets for Conseco's or Green Tree's products and trends in Conseco's or Green Tree's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, short-term interest rate fluctuations, stock market performance and health care inflation, which may affect the ability of Conseco to sell its products, the ability of Green Tree to make loans and access capital resources, the market value of Conseco's or Green Tree's investments, the lapse rate and profitability of policies and the level of defaults and prepayments of loans made by Green Tree; (ii) Conseco's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vi) increasing competition in the sale of insurance and annuities and in the consumer finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting Conseco's supplemental health insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed in Conseco's or Green Tree's other filings with the Securities and Exchange Commission. In addition to the above, these statements are subject to uncertainties related to the synergies, charges and expenses associated with the Green Tree Merger.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------



                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed by certain former stockholders of Green Tree as purported class actions on behalf of persons or entities who purchased common stock of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants intend to seek consolidation in the United States District Court for the District of Minnesota of each of the lawsuits seeking class action status. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously.

     The Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6.      (a)      Exhibits

                           10 (j) Green Tree Financial Corporation Restated 1992 Supplemental Stock Option Plan.

                           12         Computation of Ratio of Earnings to  Fixed
                                      Charges.

                           27         Financial Data Schedule.

                           27.1       Restated Financial Data Schedule.

                           27.2       Restated Financial Data Schedule.

                           27.3       Restated Financial Data Schedule.

                           27.4       Restated Financial Data Schedule.

                           27.5       Restated Financial Data Schedule.

                           27.6       Restated Financial Data Schedule.

                           27.7       Restated Financial Data Schedule.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

                           27.8       Restated Financial Data Schedule.

                           27.9       Restated Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           The Company filed a Form 8-K on April 6, 1998, reporting under Item 5 thereof current developments relating to the agreement to merge the Company with a subsidiary of Conseco, Inc.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              GREEN TREE FINANCIAL CORPORATION


    Dated: August 14, 1998              By:  /s/ ROLLIN M. DICK
                                             ------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)