Form 10-Q
period 1998-09-30
GREEN TREE FINANCIAL CORP
filed 1998-11-16
CIK 890175

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-08916


                        Green Tree Financial Corporation

         Delaware                                      No. 41-1807858
   ----------------------                        -------------------------------
   State of Incorporation                        IRS Employer Identification No.


     1100 Landmark Towers
  Saint Paul, Minnesota 55102-1639                          (612) 293-3400
--------------------------------------                      --------------
Address of principal executive offices                         Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

         Shares of common stock outstanding as of October 31, 1998: 100

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

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS


                                                                                               September 30,   December 31,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                (unaudited)

Actively managed fixed maturity securities at fair value (amortized cost: 1998 - $122.1)......   $  127.1       $    -
Interest-only securities at fair value (amortized cost: 1998 - $1,111.9; 1997 - $1,330.6).....    1,103.8        1,365.8
Short-term investments........................................................................      120.9          188.6
Cash held in segregated accounts for investors................................................      723.8          552.8
Cash deposits, restricted under pooling and servicing agreements..............................      250.9          247.2
Other invested assets ........................................................................       22.7           25.3
Finance receivables...........................................................................    3,302.8        1,971.0
Other receivables.............................................................................      285.1          308.4
Servicing rights..............................................................................      109.5           77.0
Property and equipment (net of accumulated depreciation: 1998 - $96.6; 1997 - $70.1)..........      145.0          112.4
Goodwill (net of accumulated amortization: 1998 - $5.4; 1997 - $3.2)..........................       53.9           56.1
Other assets..................................................................................       18.8           14.9
                                                                                                 --------       --------

        Total assets..........................................................................   $6,264.3       $4,919.5
                                                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................   $  723.8       $  552.8
   Other liabilities..........................................................................      860.1          548.8
   Income tax liabilities.....................................................................      535.0          622.8
   Notes payable and commercial paper.........................................................    1,215.4        1,863.0
   Notes payable due to Conseco, Inc..........................................................      786.0            -
                                                                                                 --------       --------

         Total liabilities....................................................................    4,120.3        3,587.4
                                                                                                 --------       --------

Shareholder's equity:
   Common stock and additional paid-in capital................................................    1,325.6          237.8
   Accumulated other comprehensive income (loss):
     Unrealized appreciation (depreciation) of actively managed fixed maturity securities and interest-only securities (net of applicable deferred income taxes:  1998 - $(1.2);
       1997 - $13.4)..........................................................................       (1.9)          21.8
     Minimum pension  liability  adjustment  (net of applicable  deferred income taxes:
       1998 - $(1.9); 1997 - $(1.9))..........................................................       (3.2)          (3.2)
   Retained earnings..........................................................................      823.5        1,075.7
                                                                                                 --------       --------

         Total shareholder's equity...........................................................    2,144.0        1,332.1
                                                                                                 --------       --------

         Total liabilities and shareholder's equity...........................................   $6,264.3       $4,919.5
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



                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                               Three months ended          Nine months ended
                                                                                 September 30,               September 30,
                                                                               ------------------         ------------------
                                                                                1998         1997         1998          1997
                                                                                ----         ----         ----          ----
Revenues:
   Net investment income:
     Interest-only securities..............................................    $ 34.2       $ 32.7     $  103.8        $ 88.9
     Finance receivables and other.........................................      59.2         54.6        175.8         141.4
   Gain on sale of finance receivables.....................................     257.9        213.3        543.8         572.2
   Servicing income........................................................      35.6         30.1        102.6          83.2
   Commission and other income.............................................      30.9         17.6         84.6          46.9
                                                                               ------       ------     --------        ------

         Total revenues....................................................     417.8        348.3      1,010.6         932.6
                                                                               ------       ------     --------        ------

Expenses:
   Interest expense........................................................      56.6         45.2        160.3         111.4
   Cost of servicing.......................................................      29.0         20.9         84.1          61.1
   General and administrative expenses.....................................     139.4         90.5        369.8         246.0
   Nonrecurring charges....................................................        -           -          648.0           -
                                                                               ------       ------     --------        ------

         Total expenses....................................................     225.0        156.6      1,262.2         418.5
                                                                               ------       ------     --------        ------

         Income (loss) before income taxes and extraordinary charge........     192.8        191.7       (251.6)        514.1

Income tax expense (benefit)...............................................      73.1         72.9        (34.4)        195.4
                                                                               ------       ------     --------        ------

         Income (loss) before extraordinary charge.........................     119.7        118.8       (217.2)        318.7

Extraordinary charge on extinguishment of debt, net of taxes...............       9.0          -           11.5           -
                                                                               ------       ------     --------        ------

         Net income (loss).................................................    $110.7       $118.8     $ (228.7)       $318.7
                                                                               ======       ======     ========        ======






















               The accompanying notes are an integral part of the
                       consolidated financial statements.



                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                              and additional      comprehensive      Retained
                                                                  Total       paid-in capital     income (loss)      earnings
                                                                  -----       ---------------     ---------------    --------

Balance, January 1, 1998......................................   $1,332.1       $  237.8            $  18.6          $1,075.7

   Comprehensive loss, net of tax:
     Net loss.................................................     (228.7)           -                  -              (228.7)
     Change in unrealized appreciation of actively managed
       fixed maturity investments and interest-only securities
       (net of applicable income tax benefit of $14.6)........      (23.7)           -                (23.7)               -
                                                                 --------

         Total comprehensive loss.............................     (252.4)

   Capital contribution from parent...........................    1,100.0        1,100.0                -                  -
   Issuance of stock warrants in conjunction with
     financing transaction....................................        7.7            7.7                -                  -
   Issuance of shares for stock options and for
     employee benefit plans...................................        1.7            1.7                -                  -
   Tax benefit related to issuance of shares under
     stock option plans.......................................        1.8            1.8                -                  -
   Shares returned by executive due to recomputation of bonus.      (23.4)         (23.4)               -                  -
   Dividends on common stock..................................      (23.5)           -                  -               (23.5)
                                                                 --------       --------            -------          --------

Balance, September 30, 1998...................................   $2,144.0       $1,325.6            $  (5.1)         $  823.5
                                                                 ========       ========            =======          ========

Balance, January 1, 1997......................................   $1,137.5       $  321.1            $  (2.3)         $  818.7

   Comprehensive income, net of tax:
     Net income...............................................      318.7            -                  -               318.7
     Change in unrealized depreciation of interest-only
       securities (net of applicable income tax benefit of
       65.0)..................................................     (106.1)           -               (106.1)               -
                                                                 --------

         Total comprehensive income...........................      212.6

   Issuance of shares for stock options and for
     employee benefit plans...................................       54.2           54.2                -                  -
   Tax benefit related to issuance of shares under stock
     option plans.............................................        4.3            4.3                -                  -
   Cost of shares acquired....................................     (105.7)        (105.7)               -                  -
   Dividends on common stock..................................      (32.5)           -                  -               (32.5)
                                                                 --------       --------            -------          --------

Balance, September 30, 1997...................................   $1,270.4       $  273.9            $(108.4)         $1,104.9
                                                                 ========       ========            =======          ========









               The accompanying notes are an integral part of the
                       consolidated financial statements.




                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                   -----------------------
                                                                                                   1998               1997
                                                                                                   ----               ----

Cash flows from operating activities:
   Net income (loss)........................................................................   $   (228.7)        $    318.7
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................       (543.8)            (572.2)
     Points and origination fees received upon sale of finance receivables..................        199.9              119.4
     Investment income on interest-only securities..........................................       (103.8)             (88.9)
     Cash received from interest-only securities............................................        250.4              224.4
     Servicing income.......................................................................       (102.6)             (83.2)
     Cash received for servicing............................................................        118.0               93.6
     Net increase in restricted cash deposits...............................................         (3.7)             (24.8)
     Amortization and depreciation..........................................................         32.3               22.9
     Income taxes...........................................................................        (71.4)             159.8
     Accrual and amortization of investment income..........................................         (9.3)              (2.8)
     Nonrecurring charges...................................................................        629.5                -
     Extraordinary charge on extinguishment of debt.........................................         18.6                -
     Other..................................................................................         44.5               37.0
                                                                                               ----------         ----------

       Net cash provided by operating activities............................................        229.9              203.9
                                                                                               -----------        ----------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................      9,481.4            7,317.5
   Principal payments received on finance receivables.......................................      4,361.8            2,765.4
   Finance receivables originated...........................................................    (15,174.2)         (11,018.5)
   Other....................................................................................       (181.5)             (52.8)
                                                                                               ----------         ----------

       Net cash used by investing activities ...............................................     (1,512.5)            (988.4)
                                                                                               ----------         ----------

Cash flows from financing activities:
   Capital contribution from parent.........................................................      1,100.0                -
   Issuance of shares related to stock options and employee benefit plans  .................          1.7                3.5
   Issuance of notes payable and commercial paper...........................................      9,199.2            7,622.6
   Payments on notes payable and commercial paper...........................................     (9,062.5)          (6,540.1)
   Payments to repurchase equity securities.................................................          -               (105.8)
   Dividends paid ..........................................................................        (23.5)             (32.5)
                                                                                               ----------         ----------

       Net cash provided by financing activities............................................      1,214.9              947.7
                                                                                               ----------         ----------

       Net increase (decrease) in short-term investments....................................        (67.7)             163.2

Short-term investments, beginning of period.................................................        188.6               95.8
                                                                                               ----------         ----------

Short-term investments, end of period.......................................................   $    120.9         $    259.0
                                                                                               ==========         ==========







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

     Actively Managed Fixed Maturity Securities

     We classify our investments in fixed maturity securities as actively managed which are carried at estimated fair value. Such securities represent the interests we retain in loan securitizations, other than interest-only securities and servicing rights. Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings. We record them, net of tax, to shareholder's equity.

     Interest-only Securities

     Interest-only securities represent the right to receive certain cash flows which exceed the amount of cash flows of the other securities offered in our securitized receivable sales. Such cash flows generally are equal to the value of the interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the interest to be paid on the securities sold, contractual servicing fees and credit losses. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. See "Interest-only Securities, Finance Receivables and Servicing Rights" for additional discussion of gain on sale of finance receivables and interest-only securities.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Short-term Investments

     Short-term investments include invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value. We consider all short-term investments to be cash equivalents.

     Finance Receivables

     Finance receivables consist of manufactured housing, home equity, home improvement, consumer and equipment loans, lease, commercial finance and revolving credit receivables. We carry our lease receivables (which are direct financing leases as defined in Statement of Financial Accounting Standards No. 13 "Accounting for Leases") at the present value of the future minimum lease payments and related residual values. We carry other finance receivables and revolving credit receivables at amortized cost. Finance receivables are net of allowance for expected losses and deferred loan fees. The estimated fair value of our finance receivables exceeds amortized cost.

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

     Servicing Rights

     We generally retain the right to service loans we originate or purchase and subsequently sell through securitizations. Fees for servicing loans are based on a stipulated percentage of the unpaid principal balance of the loans. We recognize a servicing asset when we sell our loans, equal to the present value of the expected future net servicing revenue using current prepayment, default, loss and interest rate assumptions. We amortize servicing rights in proportion to total projected net servicing income. We periodically assess our servicing rights for impairment based on the fair value of such rights. An impairment is recognized in the statement of operations during the period in which the impairment occurs as an adjustment to the corresponding valuation allowance. See "Interest-only Securities, Finance Receivables and Servicing Rights" for a discussion of the sale of finance receivables.

     Property and Equipment

     We carry property and equipment at depreciated cost. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets, which average approximately 10 years. Our depreciation expense was $29.4 million and $16.6 million for the nine months ended September 30, 1998 and 1997, respectively.

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

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     Comprehensive Income

     We adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") on January 1, 1998. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income includes all changes in shareholder's equity (except those arising from transactions with shareholders). The new standard only requires additional disclosures; it does not affect the Company's financial position or results of operations.

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

     Conseco has contributed $1.1 billion of additional capital to Green Tree in the second and third quarters of 1998. In addition, Conseco has loaned Green Tree $786 million under a demand note (See "Related Party Transactions"). Such amounts were used to increase Green Tree's working capital and repay debt.

     FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS

     Finance receivables, summarized by type, were as follows:

                                                                              September 30,    December 31,
                                                                                  1998             1997
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Manufactured housing and consumer finance....................................   $  642.7        $  324.1
Mortgage and retail services.................................................    1,661.1           734.9
Commercial...................................................................    1,032.8           931.8
                                                                                --------        --------

                                                                                 3,336.6         1,990.8

Less allowance for doubtful accounts.........................................      (33.8)          (19.8)
                                                                                --------        --------

     Net finance receivables.................................................   $3,302.8        $1,971.0
                                                                                ========        ========

                                        8

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We pool and securitize substantially all of the finance receivables we originate, retaining: (i) investments in interest-only securities that are subordinated to the rights of other investors; (ii) servicing on the contracts; and (iii) in some securitizations, certain securities that are senior to the interest-only securities. In a typical securitization, we sell finance receivables to a special purpose entity, established for the limited purpose of purchasing the finance receivables and selling securities representing interests in the receivables. The special purpose entity issues interest-bearing securities that are collateralized by the underlying pool of finance receivables. We receive the proceeds from the sale of the securities in exchange for the finance receivables. The securities are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest representing the right to receive, over the life of the pool of finance receivables, the excess of the principal and interest received on the receivables transferred to the trust over the principal and interest paid to the holders of other interests in the securitization and servicing fees. In some securitizations, we also retain certain lower rated securities which are senior in payment priority to the interest-only securities. These securities had a fair market value of $127.1 million at September 30, 1998, and are classified as actively managed fixed maturity securities. We retained these securities because at current market prices, we concluded we would rather own them than sell them. We intend to hold these securities for investment purposes, but may sell them if their market values return to levels we consider appropriate. We may also retain additional securities in future securitizations based on current market values for lower rated tranches.

     We recognize a gain on the sale of finance receivables equal to the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. We allocate the carrying amount of finance receivables between the assets sold and retained based on their relative fair values at the date of sale. The estimated fair value of the retained assets (securities classified as fixed maturities, interest-only securities and servicing rights) is determined by discounting their projected future cash flows using current prepayment, default, loss, servicing cost and discount rate assumptions. Since no gain is recognized on the securities we retain, our decision to retain additional securities in some securitizations (as described in the preceding paragraph) will reduce the gain recognized in the current period. However, investment income will increase in future periods, or we may recognize additional gains if we decide to sell the securities. In conjunction with certain sales of financial receivables, the Company has provided guarantees of approximately $1.9 billion at September 30, 1998. The Company believes a significant loss from such guarantees is remote.

     On a quarterly basis, we determine the estimated fair value of our interest-only securities based on discounted projected future cash flows using current assumptions. Differences between the estimated fair value and carrying value of interest-only securities considered to be temporary are recognized as adjustments to shareholder's equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the carrying value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the carrying value to estimated fair value and recognize a loss in the statement of operations.

     During the first quarter of 1998, prepayments on loan contracts exceeded expectations, and as a result, a $29.1 million reduction in the carrying value of our interest-only securities (net of income taxes of $17.9 million) was realized. During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management believed that such prepayments might be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, decreasing the market value of such investments. As a result of these developments, we concluded that an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using the current assumptions. The new assumptions (which are summarized below) reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. A $350 million nonrecurring charge to reduce the value of interest-only securities and servicing rights (net of income taxes of $190 million) was recognized in the second quarter of 1998.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following summarizes assumptions used to determine the estimated fair value of interest-only securities as of September 30, 1998:

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment           Total
                                                         -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities............................   $   537.7           $  373.0           $  193.1         $ 1,103.8
Principal balance of sold finance receivables (1)...    19,702.4            5,737.9            3,818.3          29,258.6
Weighted average customer interest rate on sold
   finance receivables (1)..........................       10.26%             11.45%             10.99%
Expected weighted average annual constant
   prepayment rate as a percentage of principal
   balance of sold finance receivables (1) (2)......       12.00%             24.00%             22.00%
Expected nondiscounted credit losses as a
   percentage of principal balance of sold
   finance receivables (1) (2)......................        6.00%              4.17%              2.00%
Weighted average discount rate (1)..................       15.00%             15.00%             15.00%

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

     The following summarizes information with respect to the 60-days-and-over contractual dollar delinquencies, loss experience and repossessed collateral experience of our managed finance receivables:

                                                                                       September 30,
                                                                                  ---------------------
                                                                                  1998             1997
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage of managed finance
   receivables at period end...............................................       1.10%             1.03%
                                                                                  ====              ====

Net credit losses incurred during the last twelve months as a percentage of
   average managed finance receivables during the period...................       1.06%              .99%
                                                                                  ====              ====

Repossessed collateral as a percentage of managed finance receivables
   at period end...........................................................       1.00%              .89%
                                                                                  ====              ====

     Activity in the interest-only securities account during the nine months ended September 30, 1998 and 1997, is as follows:

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,365.8        $  983.5
   Additions resulting from securitizations during the period...............      509.9           539.1
   Investment income........................................................      103.8            88.9
   Cash received............................................................     (250.4)         (224.4)
   Reduction in carrying value as a result of adverse prepayment experience.      (47.0)            -
   Nonrecurring charge to reduce carrying value.............................     (535.0)            -
   Change in unrealized appreciation........................................      (43.3)         (171.1)
                                                                               --------        --------

Balance, end of period......................................................   $1,103.8        $1.216.0
                                                                               ========        ========

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During the nine months ended September 30, 1998 and 1997, the Company sold $9.6 billion and $7.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $543.8 million and $572.2 million, respectively.

     Servicing rights, retained subsequent to the sale of finance receivables, are amortized, in proportion to, and over the estimated period of, net servicing income.

     The activity in the servicing rights account during the nine months ended September 30, 1998 and 1997, is as follows:

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  -------------------
                                                                                  1998           1997
                                                                                   ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period...............................................      $ 77.0           $30.8
   Additions resulting from securitizations during the period..............        52.9            58.7
   Amortization............................................................       (15.4)          (10.4)
   Nonrecurring charge to establish a valuation allowance..................        (5.0)            -
                                                                                 ------           -----

Balance, end of period.....................................................      $109.5           $79.1
                                                                                 ======           =====

     Servicing rights are evaluated for impairment on an ongoing basis, stratified by product type and origination period. To the extent the recorded amount exceeds the fair value, a valuation allowance is established through a charge to earnings. Upon subsequent measurement of the fair value of these servicing rights in future periods, if the fair value equals or exceeds the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and, therefore, restored to earnings.

     NOTES PAYABLE AND COMMERCIAL PAPER

     Notes payable and commercial paper were as follows:

                                                                                      September 30,  December 31,
                                                                     Interest rate        1998           1997
                                                                     -------------        ----           ----
                                                                                          (Dollars in millions)

Master repurchase agreements.........................................      6.13%       $  636.4        $    -
Credit facility secured by interest-only securities..................      7.59            50.0             -
Bank debt............................................................      6.00            25.0            35.0
Senior subordinated notes............................................     10.25           267.3           267.3
Medium term notes....................................................      6.58           238.7           246.6
Commercial paper.....................................................       -               -           1,319.1
Other................................................................       2.0             3.2             1.9
                                                                                       --------        --------

   Total principal amount............................................                   1,220.6         1,869.9

Less unamortized net discount........................................                      (5.2)           (6.9)
                                                                                       --------        --------

   Total.............................................................                  $1,215.4        $1,863.0
                                                                                       ========        ========

     We substantially restructured and repaid a portion of our bank debt during 1998. We recognized an extraordinary charge of $11.5 million (net of a $7.1 million tax benefit) as a result of the repayment, restructuring and cancellation of a portion of our bank debt. In addition, during the third quarter of 1998, the Company entered into a revolving promissory note payable with Conseco as further described under "Related Party Transactions".

     At September 30, 1998, we had $4.0 billion of master repurchase agreements with various investment banking firms, subject to the availability of eligible collateral. The master repurchase agreements generally provide for annual terms which are extended
                                       11

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

each quarter by mutual agreement of the parties for an additional annual term based upon the review of updated quarterly financial information of the Company.

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

     The senior subordinated notes are due June 1, 2002. Interest on the notes is payable semi-annually. Notes with a par value of $73.3 million are held by Conseco.

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

     RELATED PARTY TRANSACTIONS

     In the third quarter of 1998, the Company borrowed $786.0 million pursuant to a promissory note with Conseco. The note bears interest at LIBOR plus a margin of .35 percent (6.5 percent at September 30, 1998) and both the principal and interest are due on demand. The Company may borrow up to $2.0 billion under the note. Interest expense incurred under the note totaled $3.5 million, all of which was unpaid at September 30, 1998.

     The Company receives various services from Conseco. Fees for such services are based on Conseco's direct and directly allocable costs plus a 10 percent margin. Total fees incurred by the Company totaled $25.0 million, all of which was unpaid at September 30, 1998.

     LITIGATION

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two sections: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. Green Tree has filed a motion to dismiss the lawsuits, which is pending.

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

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following non-cash items were not reflected in the consolidated statement of cash flows in 1998: (i) the return of common stock to the Company of $23.4 million pursuant to the recomputation of an executive officer's bonus for fiscal year 1996; and (ii) the tax benefit of $1.8 million related to the issuance of common stock for option exercises. The following non-cash items were not reflected in the consolidated statement of cash flows in 1997: (i) the tax benefit of $4.3 million related to the issuance of common stock for option exercises; and (ii) the issuance of common stock of $50.6 to an executive officer of the Company.

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

     RESULTS OF OPERATIONS

                                                                           Three months ended         Nine months ended
                                                                             September 30,              September 30,
                                                                          --------------------       -------------------
                                                                          1998            1997       1998           1997
                                                                          ----            ----       ----           ----
                                                                                        (Dollars in millions)
Contract originations:
   Manufactured housing and consumer finance.........................   $ 2,050.7     $ 1,889.5    $ 5,529.0    $ 4,880.9
   Mortgage and retail services......................................     1,701.4       1,134.9      4,656.4      2,813.5
   Commercial........................................................     1,950.3       1,477.8      5,310.7      3,628.0
                                                                        ---------     ---------    ---------    ---------

     Total...........................................................   $ 5,702.4     $ 4,502.2    $15,496.1    $11,322.4
                                                                        =========     =========    =========    =========

Sales of finance receivables:
   Manufactured housing..............................................   $ 1,650.0     $ 1,600.0    $ 4,206.5    $ 3,970.0
   Home equity/home improvement......................................     1,399.9         761.7      2,979.0      2,028.6
   Consumer/equipment................................................       800.0         488.2      1,574.5      1,215.5
   Leases............................................................       291.2           -          291.2          -
   Commercial and retail revolving credit............................        34.7         224.4        523.0        224.4
                                                                        ---------     ---------    ---------    ---------

     Total...........................................................   $ 4,175.8     $ 3,074.3    $ 9,574.2    $ 7,438.5
                                                                        =========     =========    =========    =========

Managed receivables (average):
   Manufactured housing and consumer finance.........................   $21,797.8     $18,069.0    $20,755.9    $16,952.7
   Mortgage and retail services......................................     7,460.7       3,949.1      6,522.2      3,233.9
   Commercial........................................................     4,635.5       2,772.5      4,030.5      2,479.1
                                                                        ---------     ---------    ---------    ---------

     Total...........................................................   $33,894.0     $24,790.6    $31,308.6    $22,665.7
                                                                        =========     =========    =========    =========

Net investment income:
   Interest-only securities..........................................   $    34.2     $    32.7    $   103.8    $    88.9
   Finance receivables and other.....................................        59.2          54.6        175.8        141.4
Gain on sale of finance receivables..................................       257.9         213.3        543.8        572.2
Servicing income.....................................................        35.6          30.1        102.6         83.2
Commission and other income..........................................        30.9          17.6         84.6         46.9
                                                                        ---------     ---------     --------    ---------

     Total revenues..................................................       417.8         348.3      1,010.6        932.6
                                                                        ---------     ---------    ---------    ---------

Interest expense.....................................................        56.6          45.2        160.3        111.4
Cost of servicing....................................................        29.0          20.9         84.1         61.1
General and administrative expenses..................................       139.4          90.5        369.8        246.0
                                                                        ---------     ---------    ---------    ---------

     Total expenses..................................................       225.0         156.6        614.2        418.5
                                                                        ---------     ---------    ---------    ---------

     Operating income before income taxes and
       extraordinary charge..........................................       192.8         191.7        396.4        514.1
Nonrecurring charges.................................................          -             -         648.0           -
                                                                        ---------     ---------    ---------    ---------

     Income (loss) before income taxes and
       extraordinary charge..........................................   $   192.8     $   191.7    $  (251.6)   $   514.1
                                                                        =========     =========    =========    =========


     Green Tree is a diversified financial services company that provides financing for manufactured housing, home equity, home improvements, consumer products and equipment and provides consumer and commercial revolving credit. Our financing products
                                       14

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

include both fixed term and revolving loans and leases. We also market physical damage and term mortgage life insurance and other credit protection relating to the loans we service.

     Contract originations in the third quarter of 1998 were $5.7 billion, up 27 percent over 1997. Contract originations in the first nine months of 1998 were $15.5 billion, up 37 percent over 1997.

     Manufactured housing and consumer finance contract originations increased $648.1 million, or 13 percent, during the first nine months of 1998 over 1997. The number of contracts originated during the 1998 period increased 3.2 percent to approximately 188,000 contracts and the average contract size increased 9.8 percent to approximately $29,000.

     Mortgage and retail services contract originations increased $1.8 billion, or 66 percent, during the first nine months of 1998 over 1997. The increase is primarily the result of our continued expansion of the home equity retail origination network.

     Commercial originations increased $1.7 billion, or 46 percent, during the first nine months of 1998 over 1997. The increase reflects higher production in all areas of commercial financing.

     Sales of finance receivables occur when we sell finance receivables we originate in secondary markets through securitizations. The total receivables sold in a particular period is dependent on many factors including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. Total finance receivables sold in the third quarter of 1998 increased 36 percent from 1997. Total finance receivables sold in the first nine months of 1998 were up 29 percent over 1997. Total finance receivables held by the Company were $3.3 billion at September 30, 1998, an increase of $1.3 billion over December 31, 1997, as a result of both:
(i) increases in the pace of originations; and (ii) the previously announced change in our strategy to hold more loans for sale late in each quarter in order to place them in the market early in the next quarter when the supply of securitizations in the market is expected to be lower and the spreads are expected to be better.

     Managed receivables include finance receivables sold through securitizations as well as finance receivables and retained interests in finance receivables held by the Company. The average managed receivables serviced by the Company increased to $33.9 billion in the third quarter of 1998, a 37 percent increase over the same period in 1997 and increased 38 percent in the first nine months of 1998.

     Net investment income on interest-only securities represents the accretion recognized on the interest-only securities retained when finance receivables are sold. Such income increased 4.6 percent, to $34.2 million, in the third quarter of 1998 and increased 17 percent, to $103.8 million, in the first nine months of 1998. The increases are consistent with the change in the average balance of interest-only securities during the periods and the change in the discount rate assumption used to value interest-only securities described below under gain on sale of finance receivables in the 1998 periods. The weighted average yields earned on interest-only securities were 11.8 percent and 10.1 percent during the first nine months of 1998 and 1997, respectively.

     Net investment income on finance receivables and other consists of interest earned on our unsold finance receivables and interest income on short-term and other investments. Such income increased 8.4 percent, to $59.2 million, in the third quarter of 1998 and increased 24 percent, to $175.8 million, in the first nine months of 1998. The increases are consistent with the increases in average finance receivables during the 1998 periods. The weighted average yield earned on finance receivables was 8.4 percent and 10.7 percent during the first nine months of 1998 and 1997, respectively. The decrease in 1998 primarily reflects the establishment of additional provisions for uncollectible accounts.

     Gain on sale of finance receivables represents the difference between the proceeds from the sale, net of related transaction costs, and the allocated carrying amount of the receivables sold. The allocated carrying amount is determined by allocating the original amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of interest-only securities and servicing rights are subject to volatility that could materially affect operating results.
Prepayments from competition, obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance projected.

     Gain on  sale of  finance  receivables  increased  21  percent,  to  $257.9 million, in the third quarter of 1998 and decreased 5.0 percent, to $543.8 million, in the first nine months of 1998. Such gain fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions; (iii) the amount and type of interest retained in the receivables sold; and (iv) changes in assumptions used to calculate the gain. Recent experience has indicated that prepayment rates have exceeded expectations for loans sold in prior periods.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the second quarter, increasing the market discount rate used when calculating gains. Assumptions used to determine the gains in the 1998 periods reflect higher prepayment assumptions and higher discount rates. Accordingly, the amount of gain as a percentage of closed end loans sold has decreased to 6.23 percent in the third quarter of 1998 from 7.49 percent in the third quarter of 1997 and 6.53 percent in the first nine months of 1998 compared to 7.93 percent in the first nine months of 1997.

     Current conditions in the credit markets and resulting pricing of certain lower rated securities have caused us to hold, rather than sell, certain securities resulting from our securitizations. As a result, no gain on sale is recognized on the securities held, thereby decreasing such gain in the current quarter. However, the interest income on the securities held, net of related interest expense, would increase income over the life of the securities held. In addition, volatility in the asset-backed securities market has caused a reduction in the profit we realized in our first securitization in the fourth quarter of 1998. See "Liquidity and Capital Resources" for further information concerning these matters.

     Servicing income represents fees received for servicing finance receivables sold in securitizations. Such income increased 18 percent, to $35.6 million, in the third quarter of 1998 and increased 23 percent, to $102.6 million, in the first nine months of 1998. After such sales, we continue to service the loans sold for a fee. Servicing income grows as the total portfolio of finance receivables managed for others increases.

     Commission and other income includes commissions earned on new insurance policies written and renewals on existing policies, as well as other income from transaction fees. Such income increased 76 percent, to $30.9 million, in the third quarter of 1998 and increased 80 percent, to $84.6 million, in the first nine months of 1998. The increase reflects: (i) the growth in our revolving credit receivables (upon which transaction fees are assessed); (ii) an increase in other managed receivables (which present opportunities for sales of insurance products); and (iii) an increased emphasis on generating such income.

     Interest expense increased 25 percent, to $56.6 million, in the third quarter of 1998 and increased 44 percent, to $160.3 million, in the first nine months of 1998. The increase primarily reflects increased borrowings to fund loan originations, commercial revolving credit and lease portfolio financings during the 1998 periods and an increase in our average inventory of finance receivables, net of a decrease in our average borrowing rate. The weighted average interest rates on our borrowings were 7.4 percent and 8.1 percent during the first nine months of 1998 and 1997, respectively.

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

     During the second quarter of 1998, prepayments on loan contracts continued to exceed expectations and management concluded that such prepayments might continue to be higher than expected in future periods as well. In addition, the market yields of publicly traded securities that are similar to our interest-only securities increased during the quarter, decreasing the market values of such investments. As a result of these developments, we concluded an impairment in the value of the interest-only securities and servicing rights had occurred, and a new value was determined using current assumptions. The new assumptions reflect the following changes from the assumptions previously used:
(i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11 percent; and (iii) an increase in anticipated future rates of default. A $540 million charge to reduce the carrying value of the interest-only securities and servicing rights (before income taxes of $190 million) was recognized in the second quarter of 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the  consolidated  balance sheet  between  December 31, 1997 and
September 30, 1998, reflect: (i) our operating results; (ii) the nonrecurring charge of $463 million (net of income taxes of $185 million) related to merger-related costs and the charge to reduce the value of interest-only securities and servicing rights; (iii) our origination and sale of finance receivables; (iv) the change in the fair value of interest-only securities (after the effect of the aforementioned charge); and (v) various financing transactions.
                                       16

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

Financing transactions (described in the notes to the consolidated financial statements) include: (i) the issuance of notes payable and debt repayment; and
(ii) the $1.1 billion capital contribution from Conseco.

     The decrease in shareholder's equity in the first nine months of 1998 reflects: (i) the net loss of $228.7 million; (ii) the decrease in unrealized appreciation of securities of $23.7 million; (iii) return of common stock of $23.4 million related to the recomputation of an executive's 1996 bonus; and
(iv) dividends on common stock of $23.5 million. The decreases were partially offset by: (i) the capital contribution from Conseco of $1.1 billion; (ii) the value of stock warrants in conjunction with a financing transaction of $7.7 million; and (iii) amounts received upon the exercise of stock options (and the tax benefit thereon) of $3.5 million.

     Our business requires continued access to the capital markets for the purchase, warehousing and sale of finance receivables. To satisfy these needs, we employ a variety of capital resources.

     Historically, the most important liquidity source for our finance operations has been our ability to sell finance receivables in the secondary markets through loan securitizations. Under certain securitized sales structures, we have provided a variety of credit enhancements, which generally take the form of corporate guarantees, but have also included bank letters of credit, surety bonds, cash deposits and over collateralization or other equivalent collateral. We analyze the cash flows unique to each transaction, as well as the marketability and projected economic value of such transactions, when choosing the appropriate structure for a securitized loan sale. The structure of each securitized sale depends, to a great extent, on conditions of the fixed income markets at the time of sale as well as cost considerations and availability and effectiveness of the various enhancement methods. During the first nine months of 1998, we used a senior/subordinated structure for each of our seven manufactured housing loan sales and enhanced a portion of the subordinated certificates sold with a corporate guarantee. During the first nine months of 1998, two home equity and home improvement loan sales included two separate but cross-collateralized loan pools while two were solely home equity pools, all of which employed a senior/subordinated structure, three with a limited guarantee on a portion of the subordinate certificates and the other with over collateralization as a credit enhancement.

     Late in the third quarter, liquidity in the credit markets became extremely limited for many issuers. Recent rate reductions announced by the Federal Reserve have resulted in some increased liquidity, but the credit markets are still tight, especially the asset-backed markets into which we sell our finance receivables. We believe the liquidity in this market has recently shown some signs of improvement and will recover soon. This market is very large and fills a need for many investors and therefore we believe it is unlikely to disappear. We have been able to sell finance receivables through this market even under the recent market conditions. In addition, the Company and its parent have access to bank credit, master repurchase agreements and securitization lines that would enable us to continue production of loans for some time, even if the asset-backed markets were not available.


     Our sale of consumer products, equipment finance and certain home equity and home improvement loans during the first quarter of 1998 employed a multi-class credit tranched grantor trust structure issuing fixed rate certificates with a limited corporate guarantee on the most subordinate class. In the second and third quarters of 1998, our sale of consumer products and equipment finance loans utilized a multi-class credit tranched owner trust structure issuing fixed and floating rate notes and certificates with a limited corporate guarantee on the most subordinate class. During the third quarter of 1998, we sold $291.3 million of small-ticket lease receivables to a multi-seller commercial paper warehouse facility. Also during the first nine months of 1998, we sold $50.0 million of private-label credit card receivables and $473.0 million of floorplan receivables through two separate revolving master trusts.

     In some recent securitizations, we elected to hold certain lower rated securities rather than sell them. We retained these securities because at current market prices, we concluded we would rather own them than sell them. We may also choose to retain additional securities from future securitizations if market values do not return to levels we consider acceptable. We believe that we have adequate sources of liquidity to continue to hold a reasonable quantity of such securities while still maintaining current levels of loan originations; however, holding these securities will result in reduced gains from the sale of finance receivables and comparable increases in interest spreads earned while the securities are held. In addition, volatility in the asset-backed securities markets has caused a reduction in the profits we realized for the securities we sold in our October 1998 securitization. While the amount of the reduction in profits will not be determinable until additional information regarding costs is known, we estimate the reduction to be approximately $10 million after tax, compared to the levels of profits recognized on a similar securitization in the third quarter of 1998. The asset-backed securities markets have improved somewhat since the October transaction, but it is unclear what level of profitability will be achieved on future securitizations. Several competing lenders have recently announced that they are no longer lending in product lines that provide the majority of our new loans. Brokers who previously expected to sell completed loans to such lenders have solicited bids from us and others to purchase these loans. In addition, we and other lenders have recently increased the interest rates charged on new loans. We are unable to estimate the amount of increased business, if any, or the level of profitability thereon that might result from these events.

     There are an increasing number of circumstances in which we believe we would obtain more value from our finance receivables by holding them directly, by holding all or a portion of the securities issued in our securitizations, or by using alternative methods of financing. We are studying the effect such a strategy would have on our capital structure, liquidity, access to capital markets, credit ratings and reported earnings.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     Servicing fees and net interest payments collected on sold loans increased during the nine-month period ended September 30, 1998 compared with the same period in 1997. This growth is a result of our growing servicing portfolio. Interest on unsold loans increased during the first nine months of 1998 compared with the same period in 1997 as a result of the increase in the outstanding finance receivables.

     We currently have $4.0 billion in master repurchase agreements, subject to the availability of eligible collateral, with various investment banking firms for the purpose of financing our contract and commercial finance loan production. The master repurchase agreements generally provide for annual terms which are extended each quarter by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 1998, we have $.6 billion outstanding under the repurchase agreements.

     As of September 30, 1998, no commercial paper of Green Tree is outstanding. We have curtailed this program in favor of master repurchase agreements, due to rating actions by credit agencies early this year which lowered Green Tree's senior unsecured debt ratings.

     In addition, we have a $700 million line of credit secured by our interest-only securities. This line of credit matures on February 12, 2000 with an option to extend for an additional one year term. As of October 11, 1998, there are no amounts borrowed under this facility.

     YEAR-2000 MATTERS

     Many existing computer programs had been designed and developed to use only two digits to identify a year in the date field. If not corrected, these computer programs could cause system failures in the year 2000, with possible adverse effects on our operations. In 1997, we initiated a comprehensive corporate-wide program designed to ensure that our computer programs function properly in the year 2000. A number of our employees (including several officers), as well as external consultants and contract programmers, are working on various year-2000 projects.

     We also have been working with vendors and other external business relations to help avoid year-2000 problems related to the software or services they provide to us. Under the program, we are analyzing our application systems, operating systems, hardware, networks, electronic data interfaces and infrastructure devices (such as facsimile machines and telephone systems).

     Our year-2000 projects are currently on schedule. We are conducting our year-2000 projects in three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues; and (iii) a testing phase, designed to test the modifications after they have been installed. We have completed the audit and assessment phase for all critical systems. We expect to substantially complete the second phase of our program by the end of the second quarter of 1999. The testing phase of our program will be conducted throughout 1999. We have provided for significant contingency time in order to complete any additional modifications before December 31, 1999.

     We are addressing our year-2000 issues in three ways. For some, we are working to complete the previously planned conversions of older systems to the more modern, year-2000-compliant systems already used in other areas of the Company. In other cases, we are purchasing new, more modern systems; these costs are being capitalized as assets and amortized over their expected useful lives. In the remaining cases, we are modifying existing systems; these costs are being charged to operating expense.

     We currently estimate that the total expense of our year-2000 projects will be approximately $17 million. These costs are not material to Green Tree's financial position and we are funding them through operating cash flows. Approximately 10 percent of these costs were incurred in 1997 and the first nine months of 1998; these costs related primarily to modifying or replacing existing software systems.

     The impact of year-2000 issues will depend, not only on the corrective actions we take, but also on the way in which year-2000 issues are addressed by governmental agencies, businesses and other third parties (i) that provide services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying risks and assessing potential year-2000 risks associated with our external business relationships, including those with financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 compliant in early 1999.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     We are also assessing what contingency plans will be needed if any of our critical systems or those of external business relationships are not year-2000 compliant at year-end 1999. We do not currently anticipate such a situation, but our consideration of contingency plans will continue to evolve as new information becomes available.

     Our year-2000 projects are the highest priority for our information technology employees. Other projects continue while our year-2000 projects are being completed, however, in many cases, we have accelerated system upgrades when the new systems address year-2000 issues.

     The failure to correct a material year-2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year-2000 problem, including the uncertainty of the preparedness of our external business relationships, we are not able to currently determine whether the consequences of year-2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. However, we believe our year-2000 compliance efforts will reduce the likelihood of a material adverse impact.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by Conseco or Green Tree with the Securities and Exchange Commission, press releases, presentations by Conseco or Green Tree or its management or oral statements) relative to markets for Conseco's or Green Tree's products and trends in Conseco's or Green Tree's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance and health care inflation, which may affect (among other things) the ability of Conseco to sell its products, Green Tree's ability to make loans and access capital resources and the costs associated therewith, the market value of Conseco's or Green Tree's investments, the lapse rate and profitability of policies and the level of defaults and prepayments of loans made by Green Tree; (ii) Conseco's ability to achieve anticipated synergies and levels of operational efficiencies;
(iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of Conseco's insurance products; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of Conseco's products; (vi) increasing competition in the sale of insurance and annuities and in the finance business;
(vii) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting health insurance products; (viii) the ability to achieve Year 2000 readiness for significant systems and operations on a timely basis; (ix) the availability and terms of future acquisitions; and (x) the risk factors or uncertainties listed from time to time in Conseco's filings with the Securities and Exchange Commission.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------



                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. Green Tree has filed a motion to dismiss the lawsuits, which is pending.

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

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. (a)  Exhibits

                  4(c)  Promissory Note dated July 17, 1998 due to Conseco, Inc.

                  12    Computation of Ratio of Earnings to Fixed Charges

                  27    Financial Data Schedule

             (b)  Reports on Form 8-K - None

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             GREEN TREE FINANCIAL CORPORATION


Dated: November 13, 1998               By:   /s/ ROLLIN M. DICK
                                             ------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)