Form 10-K405
period 1998-12-31
GREEN TREE FINANCIAL CORP
filed 1999-03-31
CIK 890175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                 For the fiscal year ended DECEMBER 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
                For the transition period from        to

                        Commission file number: 1-08916

                        GREEN TREE FINANCIAL CORPORATION

                  DELAWARE                                    NO. 41-1807858
           State of Incorporation                     IRS Employer Identification No.

            1100 Landmark Towers
      Saint Paul, Minnesota 55102-1639                        (651) 293-3400
   Address of principal executive offices                        Telephone

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
 10 1/4% Senior Subordinated Notes due 2002            New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS
(I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of common stock held by nonaffiliates: Effective July 1, 1998, the Company's common stock is no longer traded on an established public trading market.

     Shares of common stock outstanding as of March 25, 1999: 100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS OF GREEN TREE

     Green Tree Financial Corporation is a diversified financial services company with operations to originate, purchase, sell and service consumer and commercial finance loans throughout the United States. As used in this report, the terms "we," "Green Tree" or the "Company" refer to Green Tree Financial Corporation and its consolidated subsidiaries. Green Tree became a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company, on June 30, 1998 as a result of Conseco's acquisition (the "Merger") of Green Tree.

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

     Green Tree pools and securitizes substantially all of the contracts it originates, retaining the servicing on the contracts. Such pools are structured into asset-backed securities which are primarily sold in the public securities markets. In the servicing contracts, the Company collects payments from the borrower and remits principal and interest payments to the securitization trust, which in turn remits them to the holder of the contract or investor certificate backed by the contracts. References herein to the term "managed finance receivables" refers to the total dollar amount of loans serviced as of a certain point in time without regard to whether or not the loans have been securitized.

     The Company was originally incorporated under the laws of the State of Minnesota in 1975. In 1995, the Company reincorporated under the laws of the State of Delaware. The Company's principal executive offices are located at 1100 Landmark Towers, 345 Saint Peter Street, Saint Paul, Minnesota 55102-1639, and our telephone number is (651) 293-3400.

MARKETING AND PRODUCTS

     Green Tree operates from service centers throughout the United States serving all fifty states. Originations to customers in the following states accounted for at least 4.6 percent of our 1998 originations: Texas (7.2 percent), California (6.7 percent), North Carolina (6.6 percent), Florida (6.2 percent) and Michigan (4.6 percent).

     During 1998, 74 percent of our products were marketed indirectly to customers through intermediary channels such as dealers, vendors, contractors and retailers; the remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels follows:

     Dealers, Vendors, Contractors, Retailers. Manufactured housing, home improvement, home equity, consumer finance and equipment finance receivables are purchased from and originated by selected dealers and contractors after undergoing a proprietary automated credit scoring system at one of our regional service centers. During 1998, these marketing channels accounted for 86 percent of manufactured housing, 73 percent of home improvement, 45 percent of home equity, 92 percent of consumer finance and 65 percent of equipment finance contracts.

     Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 51 regional offices and 2 origination and processing centers. We originate home equity loans through a system of 114 retail satellite offices and 6 regional centers. We utilize direct mail to originate home improvement loans, home equity and credit cards. We provide commercial finance loans to dealers, manufacturers and other distributors through 3 regional lending centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc., ("Conseco Bank") a Utah industrial loan company, and through Green Tree Retail Services Bank ("Retail Bank"), a South Dakota limited purpose credit card bank. During 1998, these marketing channels accounted for 14 percent of manufactured housing, 27 percent of home improvement, 55 percent of home equity, 8 percent of consumer finance, 35 percent of equipment finance and 100 percent of retail credit contracts.

     Our products include the following consumer and commercial product lines:

     CONSUMER FINANCING

     Manufactured Housing. We provide financing for consumer purchases of manufactured housing. During 1998, we originated $6.1 billion of contracts for manufactured housing purchases, or 28 percent of our total originations. At December 31, 1998, our managed receivables include $21.1 billion of contracts for manufactured housing purchases, or 57 percent of total managed receivables. Manufactured housing or a manufactured home is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections), or recreational vehicles.

     The majority of sales contracts for manufactured home purchases are financed on a conventional basis. Federal Housing Administration and Veterans's Administration contracts represent less than 1 percent of our manufactured housing originations and 2 percent of our total servicing portfolio. Manufactured housing contracts are generally subject to minimum down payments of at least 5 percent of the amount financed and have terms of up to 30 years.

     Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 1998, 86 percent of our manufactured housing contract originations were purchased from dealers and 14 percent were originated directly by us.

     Customers' credit applications for new manufactured homes are reviewed in our service centers. If the application meets our guidelines, we generally purchase the contract after the customer has moved into the manufactured home. We use a proprietary automated credit scoring system to evaluate manufactured housing contracts. The scoring system is statistically based, quantifying information using variables obtained from customer credit applications and credit reports.

     Mortgage Services. These products include home equity and home improvement loans. During 1998, we originated $5.2 billion of contracts for these products, or 24 percent of our total originations. At December 31, 1998, our managed receivables include $8.3 billion of contracts for home equity and home improvement loans, or 22 percent of total managed receivables.

     We originate home equity loans through 114 retail satellite offices and six regional centers and through a network of correspondent lenders throughout the United States. The satellite offices are responsible for originating, processing, underwriting and funding the loan transaction. Subsequently, loans are re-underwritten in the regional service center and on a test basis by a third party to ensure compliance with our credit policy.

After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial and quality control functions.

     During 1998, approximately 55 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through approximately 250 correspondent lenders. We re-underwrite all of the loan documents originated with our correspondents to ensure compliance with our policies.

     Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 1998, approximately 79 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 1998 was approximately 85 percent. The majority of our home equity loans are fixed rate closed-end loans. We periodically purchase adjustable rate loans from our correspondent network. Adjustable rate loans accounted for 24 percent of our home equity finance volume during 1998.

     We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

     We finance both conventional home improvement contracts and contracts insured through the Federal Housing Administration Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also implemented an unsecured conventional home improvement lending program for certain customers which generally allows for loans of $2,500 to $15,000. Unsecured loans account for less than 5 percent of our home improvement servicing portfolio.

     Typically, an approved contractor submits the customer's credit application and construction contract to our centralized service center where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system. If it is determined that the application meets the Company's underwriting guidelines, the Company typically purchases the contract from the contractor when the customer verifies satisfactory completion of the work.

     We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 27 percent of the home improvement finance originations during 1998.

     The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

     Consumer/Credit Card. These products include financing for consumer products and our private label credit card programs. During 1998, we originated $2.7 billion of contracts for these products, or 13 percent of our total originations. At December 31, 1998, our managed receivables include $3.0 billion of contracts for consumer product and credit card loans, or 8 percent of total managed receivables.

     We also provide financing for the purchase of certain consumer products such as marine products (boats, boat trailers and outboard motors); motorcycles; recreational vehicles; sport vehicles (snowmobiles, personal watercraft and all-terrain vehicles); pianos and organs; and horse and utility trailers.

     These financing contracts are typically originated by dealers throughout the United States. Approved dealers submit the customer's credit application and purchase order to our central service center where an analysis of the creditworthiness of the proposed buyer is made. If the application is approved, we purchase the contract when the customer completes the purchase transaction.

     We also offer private label retail credit card programs with select retailers. We review the credit of individual customers seeking credit cards utilizing a credit scoring system.

     COMMERCIAL FINANCING

     Commercial. Through our three regional lending centers, we extend credit under revolving credit agreements with dealers, manufacturers and distributors of various consumer and commercial products. During 1998, we originated $7.4 billion of contracts for commercial financing, or 35 percent of our total originations. At December 31, 1998, our managed receivables include $4.8 billion of contracts for commercial financing, or 13 percent of total managed receivables. "Floorplan receivables" represent the financing of product inventory for retail dealers of a variety of consumer products. The products securing the floorplan receivables include manufactured housing, recreational vehicles and marine products. "Asset-based receivables" generally represent the financing of production and inventory by manufacturers secured by finished goods inventory, accounts receivable arising from the sale of such inventory, certain work-in-process, raw materials and components parts, as well as other assets of the borrower.

     We generally provide floorplan financing for products only if we have also entered into an agreement with the manufacturer, distributor or other vendor of such product to allow us to provide the consumer financing in connection with the sale of products that are the subject of the floorplan financing. Advances made for the purchase of inventory are most commonly arranged in the following manner: the dealer will contact the manufacturer and place a purchase order for a shipment of inventory. The manufacturer will then contact us to obtain approval for the loan. Upon such request, we will analyze whether: (i) the manufacturer is in compliance with its floor plan agreement; (ii) the dealer is in compliance with our program; and (iii) such purchase order is within the dealer's credit limit. If these requirements are met, we will approve the loan. The manufacturer will then ship the inventory and directly submit the invoice for such purchase order to us for payment. Interest or finance charges normally begin as of the invoice date. The proceeds of the loan being made are paid directly to the manufacturer and are often funded a number of days subsequent to the invoice date depending upon specific arrangements with the manufacturer. Inventory inspections are frequently performed to physically verify the collateral securing the dealer's loan, check the condition of the inventory, account for any missing inventory and collect any funds due. Approximately two-thirds of our manufactured housing dealers are participants in this program.

     Asset-based receivables are credit facilities provided to certain manufacturers and distributors involving a revolving line of credit for a contractually committed period of time. Under these arrangements, the borrower may draw the lesser of the maximum amount of the line of credit or a specifically negotiated loan amount, subject to the availability of adequate collateral. In these facilities, we will most typically lend against finished inventory and eligible accounts receivable which are free and clear of other liens and in compliance with specified standards.

     Equipment. Our equipment finance operations provide financing programs for commercial borrowers, including truck and trailer financing for over the road new and used trucks/tractors and trailers. In addition, financing is provided on various types of aircraft. Financing or lease agreements for office equipment (telecommunication systems, facsimile machines, or copiers) and other equipment types, and fixed rate financing for the land, building or equipment of franchise operations are also available.

     Upon receipt of a customer's credit application and purchase order from the dealer or vendor, we analyze the creditworthiness of the applicant. If the application meets our guidelines, we purchase the sales contract or lease equipment at the time the customer accepts delivery of the product. Customer service, collection and other administrative and support functions are handled from centralized servicing offices.

ITEM 2. PROPERTIES.

     The Company's servicing operations are housed in Saint Paul, Minnesota, in 110,000 square feet of a building owned by the Company. The Company operates 51 manufactured housing regional service centers and three commercial finance business centers. Such offices are leased, typically for a term of three to five years, and range in size from 1,700 to 22,000 square feet. We also operate a central servicing center in

Rapid City, South Dakota. The lease on this facility is for a term of five years, with an option to purchase, and consists of 137,000 square feet. The home improvement and consumer product divisions lease their main office in Saint Paul, Minnesota. The lease is for a term of five years and consists of 125,000 square feet. The home equity business has operations in six regional locations and 114 regional satellite offices, plus a service center in Tempe, Arizona, which opened in February 1997. The equipment and leasing business is housed in leased facilities in Bloomington, Minnesota (22,000 square feet) and Paramus, New Jersey (44,000 square feet). The Company's insurance business and certain corporate functions are housed in a leased facility in Eagan, Minnesota. This facility provides 83,000 square feet with a lease commitment of two years.

ITEM 3. LEGAL PROCEEDINGS.

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. Green Tree has filed motions, which are pending, to dismiss these lawsuits.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant meets the conditions set forth in the General Instructions I(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 4.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Effective July 1, 1998, the Company became a wholly owned subsidiary of Conseco and its common stock is no longer traded on an established public trading market. Dividends declared on common stock for 1998, 1997 and 1996, were $.175, $.325 and $.263 per common share, respectively.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The Registrant meets the conditions set forth in the General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In this section, we review the consolidated results of operations of Green Tree for the three years ended December 31, 1998, and where appropriate, provide explanations for material changes in the amount of revenue and expense items during such periods. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies;
(iii) customer response to new products, distribution channels and marketing initiatives; (iv) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (v) increasing competition in the finance business; (vi) regulatory changes or actions, including those relating to regulation of financial services; (vii) the ability to achieve Year 2000 readiness for significant systems and operations on a timely basis; (viii) the availability and terms of future acquisitions; and
(ix) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

     Results of operations for the three years ended December 31, 1998:

     The following tables and narratives summarize the results of our operations.

                                                                  1998         1997         1996
                                                                  ----         ----         ----
                                                                       (DOLLARS IN MILLIONS)
Contract originations:
  Manufactured housing......................................    $ 6,077.5    $ 5,479.3    $ 4,882.0
  Mortgage services.........................................      5,215.8      3,476.3      1,490.7
  Consumer/credit card......................................      2,727.9      1,511.0        979.4
  Commercial................................................      7,400.8      5,181.2      3,202.2
                                                                ---------    ---------    ---------
     Total..................................................    $21,422.0    $15,647.8    $10,554.3
                                                                =========    =========    =========
Sales of receivables:
  Manufactured housing......................................    $ 5,419.4    $ 5,369.8    $ 5,033.4
  Home equity/home improvement..............................      4,810.9      3,031.5      1,324.2
  Consumer/equipment........................................      2,022.4      1,615.5      1,555.7
  Leases....................................................        379.9        508.0           --
  Commercial and retail revolving credit....................        741.0        224.4        500.3
                                                                ---------    ---------    ---------
     Total..................................................    $13,373.6    $10,749.2    $ 8,413.6
                                                                =========    =========    =========
Managed receivables (average):
  Manufactured housing......................................    $19,478.2    $16,279.3    $13,136.5
  Mortgage services.........................................      6,425.3      3,444.3      1,540.0
  Consumer/credit card......................................      2,388.6      1,368.9        738.6
  Commercial................................................      4,082.2      2,642.1      1,115.1
                                                                ---------    ---------    ---------
     Total..................................................    $32,374.3    $23,734.6    $16,530.2
                                                                =========    =========    =========
Net investment income:
  Finance receivables and other.............................    $   251.3    $   194.6    $   125.7
  Interest-only securities..................................        132.9        125.8         77.2
Gain on sale of finance receivables.........................        745.0        782.5        402.2
Fee revenue and other income................................        260.4        178.5        119.1
                                                                ---------    ---------    ---------
     Total revenues.........................................      1,389.6      1,281.4        724.2
                                                                ---------    ---------    ---------
Interest expense............................................        213.7        160.9         70.1
Other operating costs and expenses..........................        601.9        444.4        330.2
                                                                ---------    ---------    ---------
     Total expenses.........................................        815.6        605.3        400.3
                                                                ---------    ---------    ---------
     Operating income before income taxes and extraordinary
       charge...............................................        574.0        676.1        323.9
Impairment charge...........................................        549.4        190.0           --
Nonrecurring charges........................................        108.0           --           --
                                                                ---------    ---------    ---------
     Income (loss) before income taxes and extraordinary
       charge...............................................    $   (83.4)   $   486.1    $   323.9
                                                                =========    =========    =========

     General: The Company provides financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. The Company also markets physical damage and term mortgage life insurance and other credit protection relating to the loans it services.

     Contract originations in 1998 were $21.4 billion, up 37 percent over 1997. Contract originations in 1997 were $15.6 billion, up 48 percent over 1996.

     Manufactured housing contract originations increased by $598.2 million, or 11 percent, during 1998 and by $597.3 million, or 12 percent, during 1997. The increase in 1998 is primarily due to an increase in the average contract size. The increase in 1997 is due to both an increase in average contract size and an increase in the number of contracts originated.

     Mortgage services contract originations increased by $1.7 billion, or 50 percent, during 1998 and by $2.0 billion, or 133 percent, during 1997. We have continued to expand our home equity retail origination network.

     Consumer/credit card contract originations increased by $1.2 billion, or 81 percent, during 1998 and by $531.6 million, or 54 percent, during 1997. The increase is primarily the result of our marketing efforts.

     Commercial originations increased by $2.2 billion, or 43 percent, during 1998 and increased by $2.0 billion, or 62 percent, during 1997. The increase reflects higher production in all areas of commercial financing.

     Sales of receivables occur when we sell finance receivables that we originate through securitizations. The total receivables sold in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. Total finance receivables sold increased by 24 percent in 1998. Total finance receivables sold in 1997 were up 28 percent over 1996. Total finance receivables held by the Company were $3.1 billion at December 31, 1998, an increase of $1.1 billion over December 31, 1997, as a result of: (i) an increase in the pace of originations; and (ii) our election to hold more of the loans scheduled for sale late in each quarter until early in the next quarter, when the market supply of securitizations is usually lower and the spreads are usually better.

     Managed receivables include finance receivables we sell through securitizations as well as finance receivables and interests in finance receivables we retain. The average managed receivables increased to $32.4 billion in 1998, up 36 percent over 1997, and to $23.7 billion in 1997, up 44 percent over 1996.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 29 percent, to $251.3 million, in 1998 and by 55 percent, to $194.6 million, in 1997, consistent with the increases in average finance receivables. The weighted average yield earned on finance receivables was 9.4 percent, 11.3 percent and 13.4 percent during 1998, 1997 and 1996, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 5.6 percent, to $132.9 million, in 1998, and by 63 percent, to $125.8 million, in 1997. The increase was consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.2 percent, 11.2 percent and 9.2 percent during 1998, 1997 and 1996, respectively.

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related transaction costs) and the allocated carrying amount of the receivables sold. We determine the allocated carrying amount by allocating the original amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of interest-only securities and servicing rights are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale of finance receivables decreased by 4.8 percent, to $745.0 million, in 1998 and increased by 94 percent, to $782.5 million, in 1997. Our gain recognized at the time of the sale fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in our securitizations); (iii) the amount and type of interest in the receivables sold that we retain; and (iv) assumptions used to calculate the gain. The account also reflects a charge of $200 million in 1996 as a result of adjustments necessary to fully consider the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors. Such adjustments were calculated using the cash out method to measure the period of time for which projected cash flows related to securitizations should be discounted.

     In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Accordingly, the amount of gain as a percentage of closed-end loans sold decreased to 6.27 percent in 1998 from 7.44 percent in 1997 and 7.61 percent in 1996.

     Current conditions in the credit markets and the resulting less attractive pricing of certain lower rated securities have caused us to hold, rather than sell, certain securities with corporate guarantee provisions formed in our securitizations. We recognize no gain on the sale of the securities we hold, but we recognize greater interest income, net of related interest expense, over the term we hold them. At December 31, 1998, we held $340.8 million of such securities that are included in actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by 46 percent, to $260.4 million, in 1998 and by 50 percent, to $178.5 million, in 1997. Our servicing portfolio (on which servicing income is earned) grew and our net written insurance premiums grew along with managed receivables.

     Finance interest expense increased by 33 percent, to $213.7 million, in 1998 and by 130 percent, to $160.9 million, in 1997. We increased borrowings to fund the increase in our average inventory of finance receivables from increases in our loan originations, commercial revolving credit and lease portfolio financings and securities held from our securitizations. These increases were offset somewhat by a decrease in our average borrowing rate, which was 7.2 percent, 8.1 percent and 8.7 percent during 1998, 1997 and 1996, respectively, and a reduction in borrowings attributable to the proceeds of the $1.1 billion capital contribution from Conseco in 1998.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expense increased by 35 percent, to $601.9 million, in 1998 and by 35 percent, to $444.4 million, in 1997, reflecting: (i) the growth in our servicing portfolio; and (ii) the increased volume of contracts originated.

     Impairment charges represent other than temporary reductions in the value of interest-only securities and servicing rights. During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed our expectations and we concluded that such prepayments were likely to continue to be higher than expected in future periods. As a result, we concluded that an impairment had occurred in the value of the interest-only securities and servicing rights, and we set a new value based on current assumptions. In addition, during the second quarter of 1998, the market yields of publicly traded securities similar to our interest-only securities increased. The new assumptions were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. Compared to the assumptions previously used: (i) we increased prepayment rates; (ii) we increased the discount rate used to determine the present value of future cash flows to 15 percent from 11.5 percent; and (iii) we increased the anticipated future rates of default. We recognized a $549.4 million impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights. In February 1999 we announced that, subject to audit, a portion of the impairment charge would be recognized in earlier periods. After analysis and discussion with the relevant auditors, we concluded that all of this charge should be recognized in 1998. The 1997 charge was generally due to adverse prepayment experience.

     Nonrecurring charges include various costs (including investment banking, accounting, legal and regulatory fees and other costs associated with the Merger) totaling $108.0 million.

YEAR 2000 READINESS DISCLOSURE

     Many computer programs were originally designed to identify each year using two digits. If not corrected, these computer programs could cause system failures or miscalculations in the year 2000, with possible adverse effects on our operations. In 1996, we initiated a comprehensive corporate-wide program designed to ensure that our computer programs function properly in the year 2000. A number of our employees (including several officers), as well as external consultants and contract programmers, are working on various year-2000 projects. Under the program, we are analyzing our application systems, operating systems, hardware, networks, electronic data interfaces and infrastructure devices (such as facsimile machines and telephone systems). We also have been working with vendors and other external business relations to help avoid year-2000 problems related to the software or services they provide to us.

     Our year-2000 projects are currently on schedule. We are conducting our year-2000 projects in three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues; and (iii) a testing phase, designed to test the modifications after they have been installed. We have completed the audit and assessment phase for all critical systems. We expect to substantially complete our modification projects by the end of the second quarter of 1999. The testing phase of our program is expected to be completed by the end of the third quarter of 1999. We believe that we have provided for sufficient time in order to complete any additional modifications, if necessary, before December 31, 1999.

     For some of our year-2000 issues, we are working to complete the previously planned conversions of older systems to the more modern, year-2000-ready systems already used in other areas of the Company. In other cases, we are purchasing new, more modern systems; these costs are being capitalized as assets and amortized over their expected useful lives. In the remaining cases, we are modifying existing systems; these costs are being charged to operating expense.

     We currently estimate that the total expense of our year-2000 projects will be approximately $15.9 million. This expense is not material to the Company's financial position and we are funding it through operating cash flows. Approximately 35 percent of this expense was incurred in 1996, 1997 and 1998. This expense related primarily to modifying existing software systems.

     The impact of year-2000 issues will depend, not only on the corrective actions we take, but also on the way in which year-2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying risks and updating assessments of potential year-2000 risks associated with our external business relationships, such as third-party administrators, utilities and financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

     We are also assessing what contingency plans will be needed if any of our critical systems or those of external business relationships are not year-2000 ready at year-end 1999. We do not currently anticipate such a situation, but our consideration of contingency plans will continue to evolve as new information becomes available.

     Our year-2000 projects are the highest priority for our information technology and many other employees. Other systems projects continue while our year-2000 projects are being completed, however, in many cases, we have accelerated system upgrades when the new systems address year-2000 issues.

     The failure to correct a material year-2000 problem could result in an interruption in, or failure of, a number of normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year-2000 problem, including the uncertainty of the preparedness of our external business relationships, we are not able to currently determine whether the consequences of year-2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. However, we believe our year-2000 readiness efforts will minimize the likelihood of a material adverse impact.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     Our finance receivables are funded primarily with floating-rate debt. We substantially reduce interest rate risk by selling such receivables through securitizations. The finance receivables sold and the asset-backed securities purchased by investors generally both have fixed rates. Principal payments on the assets are passed through to investors in the securities as received, thereby reducing interest rate exposure in these transactions that might otherwise arise from maturity mismatches between debt instruments and assets.

     We retain interests in the finance receivables sold through investments in interest-only securities that are subordinated to the rights of other investors. Interest-only securities do not have a stated maturity or amortization period. The expected amount of the cash flow as well as the timing depends on the performance of the underlying collateral supporting each securitization. The actual cash flow of these instruments could vary substantially if performance is different from our assumptions. We develop assumptions to value these investments by analyzing past portfolio performance, current loan characteristics, current market conditions and the expected effect of our actions to mitigate adverse performance. Assumptions used as of December 31, 1998, are summarized in the notes to the consolidated financial statements.

     We use computer models to simulate the cash flows expected from our interest-only securities under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in fair value of these financial instruments, including the effects of changes in interest rates on prepayments. We estimate that our interest-only securities would decline in fair value by approximately $79 million if interest rates were to decrease by 10 percent from their December 31, 1998 levels. The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the interest-only securities in reaction to such change. Consequently, potential changes in value of our interest-only securities indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information included under the caption "Market-Sensitive Instruments and Risk Management" in "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Management........................................     14
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP.......................................................     15
Independent Auditors' Report -- KPMG Peat Marwick LLP.......     16
Consolidated Balance Sheet at December 31, 1998 and 1997....     17
Consolidated Statement of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................     18
Consolidated Statement of Shareholder's Equity for the years
  ended December 31, 1998, 1997 and 1996....................     19
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................     20
Notes to Consolidated Financial Statements..................     21

                              REPORT OF MANAGEMENT

To Our Shareholder

     Management of Green Tree Financial Corporation is responsible for the reliability of the financial information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles, and the other financial information in this annual report is consistent with that of the financial statements (except for such information described as being in accordance with regulatory or statutory accounting requirements).

     The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them. The Company's internal auditors continually evaluate the adequacy and effectiveness of this system of internal control and actions are taken to correct deficiencies as they are identified.

     Certain financial information presented depends upon management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgments are fair and reasonable in view of present conditions and available information.

     The Company engages independent accountants to audit its financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with generally accepted auditing standards and include a review of internal controls, tests of the accounting records, and such other auditing procedures as they consider necessary to express an opinion on the Company's financial statements.

     The Audit Committee of the Board of Directors of Conseco, Inc., composed solely of independent directors, meets periodically with management, internal auditors and the independent accountants to review internal accounting control, audit activities and financial reporting matters related to all Conseco, Inc. activities including Green Tree Financial Corporation. The internal auditors, independent accountants and Audit Committee have full and free access to each other.

                               STEPHEN C. HILBERT
                             Chairman of the Board
                          and Chief Executive Officer
                                 ROLLIN M. DICK
                          Executive Vice President and
                            Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholder of
Green Tree Financial Corporation

     We have audited the accompanying consolidated balance sheet of Green Tree Financial Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholder's equity, and of cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Tree Financial Corporation and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 30, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Green Tree Financial Corporation
Saint Paul, Minnesota:

     We have audited the accompanying consolidated balance sheet of Green Tree Financial Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Tree Financial Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1997.

                                          KPMG Peat Marwick LLP

Minneapolis, Minnesota
January 27, 1998

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                  1998        1997
                                                                  ----        ----
Actively managed fixed maturity securities at fair value
  (amortized cost: 1998 -- $342.5)..........................    $  340.8    $     --
Interest-only securities at fair value (amortized cost: 1998
  -- $1,313.6;
  1997 -- $1,363.5).........................................     1,305.4     1,398.7
Short-term investments......................................       195.2       164.2
Cash held in segregated accounts for investors..............       843.7       577.2
Cash deposits, restricted under pooling and servicing
  agreements................................................       205.2       247.2
Other invested assets.......................................        16.8        25.3
Finance receivables.........................................     3,067.2     1,971.0
Other receivables...........................................       266.7       272.7
Receivables due from Conseco, Inc...........................       227.5          --
Servicing rights............................................       116.4        77.0
Goodwill....................................................        53.2        56.1
Other assets................................................       190.2       127.2
                                                                --------    --------
          Total assets......................................    $6,828.3    $4,916.6
                                                                ========    ========
                        LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Investor payables.........................................    $  843.7    $  577.2
  Other liabilities.........................................       705.6       521.5
  Income tax liabilities....................................       547.9       622.8
  Notes payable, repurchase agreements and commercial
     paper..................................................     1,584.9     1,863.0
  Note payable due to Conseco, Inc. ........................       854.0          --
                                                                --------    --------
          Total liabilities.................................     4,536.1     3,584.5
                                                                --------    --------
Shareholder's equity:
  Common stock and additional paid-in capital...............     1,338.3       237.8
  Accumulated other comprehensive income (loss):
     Unrealized appreciation (depreciation) of actively
      managed fixed maturity securities and interest-only
      securities (net of applicable deferred income taxes:
      1998 -- $(3.3); 1997 -- $13.4)........................        (6.6)       21.8
     Minimum pension liability adjustment (net of applicable
      deferred income taxes: 1998 -- $(2.7);
      1997 -- ($1.9)).......................................        (4.4)       (3.2)
  Retained earnings.........................................       964.9     1,075.7
                                                                --------    --------
          Total shareholder's equity........................     2,292.2     1,332.1
                                                                --------    --------
          Total liabilities and shareholder's equity........    $6,828.3    $4,916.6
                                                                ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                  1998        1997       1996
                                                                  ----        ----       ----
Revenues:
  Net investment income:
     Finance receivables and other..........................    $  251.3    $  194.6    $125.7
     Interest-only securities...............................       132.9       125.8      77.2
  Gain on sale of finance receivables.......................       745.0       782.5     402.2
  Servicing income..........................................       140.0       113.7      73.3
  Commission and other income...............................       120.4        64.8      45.8
                                                                --------    --------    ------
     Total revenues.........................................     1,389.6     1,281.4     724.2
                                                                --------    --------    ------
Expenses:
  Interest expense..........................................       213.7       160.9      70.1
  Cost of servicing.........................................       118.0        88.7      53.0
  General and administrative expenses.......................       483.9       355.7     277.2
  Impairment charge.........................................       549.4       190.0        --
  Nonrecurring charges......................................       108.0          --        --
                                                                --------    --------    ------
     Total expenses.........................................     1,473.0       795.3     400.3
                                                                --------    --------    ------
     Income (loss) before income taxes and extraordinary
       charge...............................................       (83.4)      486.1     323.9
Income tax expense (benefit)................................        (7.6)      184.7     123.1
                                                                --------    --------    ------
     Income (loss) before extraordinary charge..............       (75.8)      301.4     200.8
Extraordinary charge on extinguishment of debt, net of
  income taxes..............................................        11.5          --        --
                                                                --------    --------    ------
     Net income (loss)......................................    $  (87.3)   $  301.4    $200.8
                                                                ========    ========    ======

   The accompanying notes are an integral part of the consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                 COMMON STOCK     ACCUMULATED OTHER
                                                                AND ADDITIONAL      COMPREHENSIVE     RETAINED
                                                      TOTAL     PAID-IN CAPITAL     INCOME (LOSS)     EARNINGS
                                                      -----     ---------------   -----------------   --------
Balance, January 1, 1996...........................  $  925.0      $  271.1            $   --         $  653.9
  Comprehensive income, net of tax:
    Net income.....................................     200.8            --                --            200.8
    Change in minimum pension liability adjustment
       (net of applicable income tax benefit of
       $1.4 million)...............................      (2.3)           --              (2.3)              --
                                                     --------
         Total comprehensive income................     198.5
  Issuance of shares for stock options and employee
    benefit plans..................................      37.3          37.3                --               --
  Tax benefit related to issuance of shares under
    stock option plans.............................      12.7          12.7                --               --
  Dividends on common stock........................     (36.0)           --                --            (36.0)
                                                     --------      --------            ------         --------
Balance, December 31, 1996.........................   1,137.5         321.1              (2.3)           818.7
  Comprehensive income, net of tax:
    Net income.....................................     301.4            --                --            301.4
    Change in unrealized appreciation
       (depreciation) of interest-only securities
       (net of applicable income tax expense of
       $13.4 million)..............................      21.8            --              21.8               --
    Change in minimum pension liability adjustment
       (net of applicable income tax benefit of $.5
       million)....................................       (.9)           --               (.9)              --
                                                     --------
         Total comprehensive income................     322.3
  Issuance of shares for stock options and employee
    benefit plans..................................      55.8          55.8                --               --
  Tax benefit related to issuance of shares under
    stock option plans.............................       6.2           6.2                --               --
  Cost of shares acquired..........................    (145.3)       (145.3)               --               --
  Dividends on common stock........................     (44.4)           --                --            (44.4)
                                                     --------      --------            ------         --------
Balance, December 31, 1997.........................   1,332.1         237.8              18.6          1,075.7
Comprehensive income (loss), net of tax:
  Net (loss).......................................     (87.3)           --                --            (87.3)
  Change in minimum pension liability adjustment
    (net of applicable income tax benefit of $.8
    million).......................................      (1.2)           --              (1.2)              --
  Change in unrealized appreciation (depreciation)
    of actively managed fixed maturity investments
    and interest-only securities (net of applicable
    income tax benefit of $16.7)...................     (28.4)           --             (28.4)              --
                                                     --------
         Total comprehensive income (loss).........    (116.9)
  Capital contribution from parent.................   1,100.0       1,100.0                --               --
  Issuance of shares for stock options.............       1.7           1.7                --               --
  Tax benefit related to issuance of shares under
    stock option plans.............................      14.5          14.5                --               --
  Issuance of warrants in conjunction with
    financing transaction..........................       7.7           7.7                --               --
  Shares returned by former executive due to
    recomputation of bonus.........................     (23.4)        (23.4)               --               --
  Dividends on common stock........................     (23.5)           --                --            (23.5)
                                                     --------      --------            ------         --------
Balance, December 31, 1998.........................  $2,292.2      $1,338.3            $(11.0)        $  964.9
                                                     ========      ========            ======         ========

   The accompanying notes are an integral part of the consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                1998          1997          1996
                                                                ----          ----          ----
Cash flows from operating activities:
  Net income (loss)......................................    $    (87.3)   $    301.4    $    200.8
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Gain on sale of finance receivables.................        (745.0)       (782.5)       (402.2)
     Points and origination fees received upon
       origination of finance receivables................         298.3         179.8          35.9
     Interest-only securities investment income..........        (132.9)       (125.8)        (77.2)
     Cash received from interest-only securities.........         358.0         266.1          71.6
     Servicing income....................................        (140.0)       (113.7)        (73.3)
     Cash received from servicing activities.............         159.9         129.1          73.3
     Change in restricted cash deposits..................          42.0         (75.7)        (12.2)
     Amortization and depreciation.......................          44.4          30.6          18.6
     Income taxes........................................         (43.7)        141.5          80.2
     Accrual and amortization of investment income.......         (13.2)         (4.5)          2.7
     Nonrecurring and impairment charges.................         608.9         190.0            --
     Extraordinary charge on extinguishment of debt......          18.6            --            --
     Other...............................................         (18.8)        (98.5)        (34.3)
                                                             ----------    ----------    ----------
          Net cash provided (used) by operating
            activities...................................         349.2          37.8        (116.1)
                                                             ----------    ----------    ----------
Cash flows from investing activities:
  Cash received from the sale of finance receivables, net
     of expenses.........................................      13,303.6      10,683.2       8,362.8
  Principal payments received on finance receivables.....       6,065.9       4,084.4       2,461.2
  Finance receivables originated.........................     (21,261.6)    (15,550.2)    (10,405.4)
  Purchase of subsidiary.................................            --            --        (620.6)
  Other..................................................         (78.2)        (74.8)        (23.2)
                                                             ----------    ----------    ----------
          Net cash used by investing activities..........      (1,970.3)       (857.4)       (225.2)
                                                             ----------    ----------    ----------
Cash flows from financing activities:
  Capital contribution from Conseco, Inc. ...............       1,100.0            --            --
  Issuance of shares related to stock options and
     employee and agent benefit plans....................           1.7           5.1           6.1
  Issuance of notes payable and commercial paper.........      12,563.9      10,577.8       7,514.4
  Payments on notes payable and commercial paper.........     (11,990.0)     (9,473.9)     (7,128.4)
  Payment to repurchase equity securities................            --        (145.3)           --
  Common stock dividends paid............................         (23.5)        (44.4)        (36.0)
                                                             ----------    ----------    ----------
          Net cash provided by financing activities......       1,652.1         919.3         356.1
                                                             ----------    ----------    ----------
          Net increase in short-term investments.........          31.0          99.7          14.8
Short-term investments, beginning of year................         164.2          64.5          49.7
                                                             ----------    ----------    ----------
Short-term investments, end of year......................    $    195.2    $    164.2    $     64.5
                                                             ==========    ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The following summary explains the accounting policies we use to arrive at the more significant numbers in our financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

     Green Tree Financial Corporation ("we", "Green Tree", or the "Company") is a diversified financial services holding company that originates, purchases, sells and services consumer and commercial finance loans throughout the United States. Green Tree is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

     On June 30, 1998, we completed a merger with Conseco (the "Merger"). Each share of Green Tree common stock was exchanged for .9165 of a share of Conseco common stock. A total of 128.7 million shares of Conseco common stock were issued (including 5.0 million common equivalent shares issued in exchange for Green Tree's outstanding options). Conseco contributed $1.1 billion of additional capital to Green Tree during 1998. In addition, Conseco has advanced the finance segment $854.0 million borrowed under its Credit Facility, as described under "Notes Payable and Commercial Paper."

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 1997 and 1996 consolidated financial statements and notes to conform with the 1998 presentation.

ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify our investments in fixed maturity securities as actively managed which are carried at estimated fair value. Such securities represent the interests we retain in loan securitizations, other than interest-only securities and servicing rights. Adjustments to carry actively managed fixed maturity securities at fair value have no effect on our earnings unless they are other than temporary. Changes in fair value determined to be temporary are recorded, net of tax, in shareholder's equity.

INTEREST-ONLY SECURITIES

     Interest-only securities represent the right to receive certain future cash flows from our securitized receivable sales. Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. In 1997, we adopted the cash out method to measure the period of time for which projected cash flows related to securitizations should be discounted and used that method to measure the adjustment recorded as a restatement of the carrying value of the interest-only securities as of December 31, 1996, and the valuation of the interest-only securities as of December 31, 1997. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the carrying value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. See note 2 for additional discussion of gain on sale of receivables and interest-only securities.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

SHORT-TERM INVESTMENTS

     Short-term investments include commercial paper, invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value. We consider all short-term investments to be cash equivalents.

FINANCE RECEIVABLES

     Finance receivables consist of: (i) lease, commercial finance and revolving credit receivables; and (ii) loans held for securitization. Lease receivables are generally direct financing leases; the carrying value of these receivables represents the present value of both the future minimum lease payments and related residual values. Commercial finance receivables generally represent dealer floorplan; asset-based financial arrangements with dealers, manufacturers and other commercial entities; and commercial real estate loans. Revolving credit receivables consist of retail credit card arrangements with merchants, dealers and their customers. Loans held for sale generally consist of recent originations of manufactured housing, home equity, home improvement and consumer and equipment contracts which we expect to sell in the near term. We carry loans held for sale at the lower of amortized cost or market as determined in the aggregate for both commercial and other products. There was no valuation allowance as of December 31, 1998 or 1997. We state finance receivables net of allowance for expected losses.

     We defer fees received and costs incurred when we originate finance receivables. We amortize fees, costs, discounts and premiums over the contractual lives of the receivables, giving consideration to anticipated prepayments. We include such deferred fees or costs in the cost of finance receivables sold upon the sale.

GOODWILL

     Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortize goodwill on the straight-line basis generally over a 20-year period. At December 31, 1998, the total accumulated amortization of goodwill was $6.4 million. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the acquired company over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred). Cash flows considered in such an analysis are those of the business acquired.

INCOME TAXES

     Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off (no such write-offs have occurred).

USE OF ESTIMATES

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the interest-only securities, servicing rights, goodwill, liabilities related to litigation, gain on sale of finance

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES receivables and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

REVENUE RECOGNITION FOR SALES OF FINANCE RECEIVABLES AND AMORTIZATION OF SERVICING RIGHTS

     Effective January 1, 1997, we account for the sale of finance receivables in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities "("SFAS 125"). In applying SFAS 125 to our securitized sales, we are required to recognize a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determine such carrying amount by allocating the carrying value of the finance receivables between the portion we sell and the interests we retain (generally interest-only securities, other securities classified as fixed maturity securities and servicing rights), based on each portion's relative fair values on the date of the sale.

     We amortize the servicing rights we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

     We evaluate servicing rights for impairment on an ongoing basis, stratified by product type and origination period. To the extent that the recorded amount exceeds the fair value, we establish a valuation allowance through a charge to earnings. If we determine, upon subsequent measurement of the fair value of these servicing rights, that the fair value equals or exceeds the amortized cost, all or a portion of the previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     We use the following methods and assumptions to determine the estimated fair values of financial instruments:

     Investment securities. For fixed maturity securities, we use quotes from independent pricing services, where available.

     Interest-only securities. We discount future expected cash flows over the expected life of the receivables sold using prepayment, default, loss and interest rate assumptions that we believe market participants would use to value such securities.

     Other invested assets. We use quoted market prices, where available. When quotes are not available, we assume a market value equal to carrying value.

     Short-term investments. We use quoted market prices. The carrying amount for these instruments approximates their estimated fair value.

     Finance receivables. For loans held for securitization, we use market values realized in recent sales of loans in securitization transactions. For other loans, we use carrying value.

     Notes payable. For publicly traded debt, we use current market values. For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

     Here are the estimated fair values of our financial instruments:

                                                                  1998                    1997
                                                          --------------------    --------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE       AMOUNT      VALUE
                                                          --------     -----      --------     -----
                                                                     (DOLLARS IN MILLIONS)
Financial assets:
  Actively managed fixed maturities...................    $  340.8    $  340.8    $     --    $     --
  Interest-only securities............................     1,305.4     1,305.4     1,398.7     1,398.7
  Other invested assets...............................        16.8        16.8        25.3        25.3
  Short-term investments..............................       195.2       195.2       164.2       164.2
  Finance receivables.................................     3,067.2     3,150.0     1,971.0     1,986.4
Financial liabilities:
  Notes payable and commercial paper..................     1,584.9     1,584.3     1,863.0     1,872.7
  Note payable due to Conseco.........................       854.0       854.0          --          --

IMPAIRMENT CHARGE

     During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter. The new assumptions were based on our internal evaluations and consultation with external investment managers with significant experience in valuing these securities. The new assumptions reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase (to 15 percent from 11.5 percent) in the discount rate used to determine the present value of future cash flows; and
(iii) an increase in anticipated default rates. We recognized a $549.4 million impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     We recognized a $190.0 million impairment charge in 1997 generally due to adverse prepayment experience.

NONRECURRING CHARGE

     We recognized a $108.0 million nonrecurring charge in the second quarter of 1998 related to the Merger consisting of: $5.0 million transaction costs; $71.0 million severance and other employment related costs; and $32.0 million other costs. Transaction costs included expenses related to the Merger. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals and various other costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

SFAS 133 is effective for year 2000. We are currently evaluating the impact of SFAS 133; at present, we do not believe it will have a material effect on our consolidated financial position or results of operations.

2. FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS:

     Finance receivables, summarized by type, were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                                ----         ----
                                                              (DOLLARS IN MILLIONS)
Manufactured housing......................................    $  798.8     $  303.4
Mortgage services.........................................       603.5        568.6
Consumer/credit card......................................       587.3        187.0
Commercial................................................     1,120.6        931.8
                                                              --------     --------
                                                               3,110.2      1,990.8
Less allowance for doubtful accounts......................       (43.0)       (19.8)
                                                              --------     --------
  Net finance receivables.................................    $3,067.2     $1,971.0
                                                              ========     ========

     We pool and securitize substantially all of the finance receivables we originate. In a typical securitization, we establish a special purpose entity for the limited purpose of purchasing the finance receivables. This special-purpose entity issues and sells interest-bearing securities that represent interests in the receivables, collateralized by the underlying pool of finance receivables. We, in turn, receive the proceeds from the sale of the securities, which are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

     In some securitizations, we also retain certain lower-rated securities that are senior in payment priority to the interest-only securities. Such securities had a fair market value of $340.8 million at December 31, 1998, and were classified as actively managed fixed maturity securities.

     During 1998, 1997 and 1996, the Company sold $13.4 billion, $10.7 billion and $8.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $745.0 million, $782.5 million and $402.2 million, respectively The 1996 gain reflects a charge of $200.0 million as a result of adjustments necessary to fully consider the effects of partial prepayments on projected future interest collections and the impact of changes in projected future interest due to investors. Such adjustments were calculated using the cash out method to measure the period of time for which projected cash flows related to securitizations should be discounted.

     As explained in note 1, the interest-only security is initially recorded at a value representing an allocated portion of the cost basis of the finance receivables being sold. The account value was adjusted to estimated fair

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES value at December 31, 1998, using the following assumptions. The difference between this estimated fair value and the security's book value is insignificant and is included in unrealized depreciation of other investments.

                                               MANUFACTURED      HOME EQUITY/      CONSUMER/
                                                 HOUSING       HOME IMPROVEMENT    EQUIPMENT      TOTAL
                                               ------------    ----------------    ---------      -----
                                                                 (DOLLARS IN MILLIONS)
Interest-only securities at fair value.......   $   691.5          $  422.0        $  191.9     $ 1,305.4
Principal balance of sold finance
  receivables(a).............................    20,241.3           7,313.7         3,988.0      31,543.0
Weighted average customer interest rate on
  sold finance receivables(a)................        10.2%             11.5%           10.9%
Expected weighted average annual constant
  prepayment rate as a percentage of
  principal balance of sold finance
  receivables(a)(b)..........................        11.7%             26.0%           22.0%
Expected nondiscounted credit losses as a
  percentage of principal balance of sold
  finance receivables(a)(b)..................         5.9%              3.4%            2.4%
Weighted average discount rate(a)............        14.0%             14.0%           14.0%

     The account value was adjusted to estimated fair value at December 31, 1997, using the following assumptions:

                                               MANUFACTURED      HOME EQUITY/      CONSUMER/
                                                 HOUSING       HOME IMPROVEMENT    EQUIPMENT      TOTAL
                                               ------------    ----------------    ---------      -----
                                                                 (DOLLARS IN MILLIONS)
Interest-only securities at fair value.......   $   892.8          $  335.1        $  170.8     $ 1,398.7
Principal balance of sold finance
  receivables(a).............................    17,558.2           4,251.6         2,467.5      24,277.3
Weighted average customer interest rate on
  sold finance receivables(a)................        10.5%             11.8%           11.3%
Expected weighted average annual constant
  prepayment rate as a percentage of
  principal balance of sold finance
  receivables(a)(b)..........................         9.5%             24.0%           22.0%
Expected nondiscounted credit losses as a
  percentage of principal balance of sold
  finance receivables(a)(b)..................         6.2%              4.3%            2.1%
Weighted average discount rate(a)............        11.5%             11.5%           11.5%

-------------------------
(a)  Excludes finance receivables sold in revolving trust securitizations.

(b) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should the timing of projected prepayments of principal or net credit losses differ materially from the timing projected by the Company, such timing could have a material effect on the valuation of the interest-only securities.

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

     The following summarizes information with respect to the 60-days-and-over contractual dollar delinquencies, loss experience and repossessed collateral experience of our managed finance receivables:

                                                                1998       1997
                                                                ----       ----
60-days-and-over delinquencies as a percentage of managed
  finance receivables at period end.........................    1.19%      1.08%
Net credit losses incurred during each year as a percentage
  of average managed finance receivables during the
  period....................................................    1.03%      1.05%
Repossessed collateral inventory as a percentage of managed
  finance receivables at period end.........................    1.14%       .95%

     Activity in the interest-only securities account during 1998 and 1997 is as follows:

                                                                1998         1997
                                                                ----         ----
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of year................................    $1,398.7     $1,014.8
  Additions resulting from securitizations during the
     period...............................................       719.6        679.0
  Investment income.......................................       132.9        125.8
  Cash received...........................................      (358.0)      (266.1)
  Impairment charge to reduce carrying value..............      (544.4)      (190.0)
  Change in unrealized appreciation credited (charged) to
     shareholder's equity.................................       (43.4)        35.2
                                                              --------     --------
Balance, end of year......................................    $1,305.4     $1,398.7
                                                              ========     ========

     The activity in the servicing rights account during 1998 and 1997, is as follows:

                                                                1998          1997
                                                                ----          ----
                                                               (DOLLARS IN MILLIONS)
Balance, beginning of year.................................    $ 77.0        $ 30.8
  Additions resulting from securitizations during the
     period................................................      64.3          61.6
  Amortization.............................................     (19.9)        (15.4)
  Impairment charge to establish a valuation allowance.....      (5.0)           --
                                                               ------        ------
Balance, end of year.......................................    $116.4        $ 77.0
                                                               ======        ======

3. INCOME TAXES:

     Income tax liabilities were comprised of the following:

                                                                 1998         1997
                                                                 ----         ----
                                                               (DOLLARS IN MILLIONS)
Deferred income tax (assets) liabilities:
  Interest-only securities.................................     $ 573.3      $ 737.2
  Unrealized appreciation..................................        (3.3)        13.4
  Net operating loss carryforward..........................          --       (135.2)
  Other....................................................      (101.8)         7.4
                                                                -------      -------
     Deferred income tax liabilities.......................       468.2        622.8
Current income tax liabilities.............................        79.7           --
                                                                -------      -------
     Income tax liability..................................     $ 547.9      $ 622.8
                                                                =======      =======

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

     Income tax expense (benefit) was as follows:

                                                           1998      1997      1996
                                                           ----      ----      ----
                                                            (DOLLARS IN MILLIONS)
Current tax provision.................................    $ 41.4    $ 35.1    $ 55.6
Deferred tax provision (benefit)......................     (49.0)    149.6      67.5
                                                          ------    ------    ------
     Income tax expense (benefit).....................    $ (7.6)   $184.7    $123.1
                                                          ======    ======    ======

     Income tax expense (benefit) differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:

                                                           1998      1997      1996
                                                           ----      ----      ----
                                                            (DOLLARS IN MILLIONS)
Tax expense (benefit) on income before income taxes at
  statutory rate......................................    $(29.2)   $170.1    $113.4
Nondeductible merger expense..........................       7.0        --        --
Other.................................................      15.6        --        --
State taxes...........................................      (1.0)     14.6       9.7
                                                          ------    ------    ------
     Income tax expense (benefit).....................    $ (7.6)   $184.7    $123.1
                                                          ======    ======    ======

4. NOTES PAYABLE AND COMMERCIAL PAPER:

     Notes payable and commercial paper were as follows (interest rates as of December 31, 1998):

                                                                  1998         1997
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
Note payable to Conseco (5.86%).............................    $  854.0     $     --
Bank credit facility........................................          --         35.0
Master repurchase agreements due 1999 (6.27%)...............       780.6           --
Credit facility collateralized by interest-only securities
  due 2000 (7.60%)..........................................       300.0           --
10.25% senior subordinated notes due 2002...................       267.3        267.3
Medium term notes due 1999 to 2003 (6.58%)..................       238.7        246.6
Commercial paper............................................          --      1,319.1
Other.......................................................         3.2          1.9
                                                                --------     --------
     Total principal amount.................................     2,443.8      1,869.9
Less unamortized net discount...............................        (4.9)        (6.9)
                                                                --------     --------
     Total..................................................    $2,438.9     $1,863.0
                                                                ========     ========

     We substantially restructured and repaid a portion of our debt during 1998. We recognized an extraordinary charge of $11.5 million (net of a $7.1 million tax benefit) as a result of the repayment, restructuring and cancellation of a portion of our debt.

     In the third quarter of 1998, we entered into a promissory note with Conseco. The note bears interest at LIBOR plus a margin of .35 percent and both the principal and interest are due on demand. Interest expense incurred under the note totaled $16.8 million.

     At December 31, 1998, $73.3 million par value of the 10.25% senior subordinated notes are held by Conseco.

     As of December 31, 1998, the Company had $4.0 billion of master repurchase agreements with various investment banking firms, subject to availability of eligible collateral which is primarily comprised of finance

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES receivables. The agreements generally provided for terms of one year, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon the review of updated quarterly financial information.

     The maturities of notes payable at December 31, 1998, were as follows (dollars in millions):

                       MATURITY DATE
                       -------------
1999........................................................    $  792.8
2000........................................................       300.2
2001........................................................         1.7
2002........................................................       487.3
2003........................................................       861.8
Thereafter..................................................          --
                                                                --------
     Total par value at December 31, 1998...................    $2,443.8
                                                                ========

5. OTHER DISCLOSURES:

LEASES

     The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $16.6 million in 1998, $13.1 million in 1997 and $8.7 million in 1996. Future required minimum rental payments as of December 31, 1998, were as follows (dollars in millions):

1999........................................................    $16.1
2000........................................................     14.2
2001........................................................      9.6
2002........................................................      6.5
2003........................................................      3.9
Thereafter..................................................      1.6
                                                                -----
          Total.............................................    $51.9
                                                                =====

PENSION PLANS

     The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. The following table sets forth the plan's funded status and amounts

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES recognized in the Company's statement of financial position at December 31. Amounts related to such benefit plans were as follows:

                                                                1998          1997
                                                                ----          ----
                                                               (DOLLARS IN MILLIONS)
Benefit obligation, beginning of year......................    $ 72.9        $ 39.8
  Service cost.............................................       7.3           4.8
  Interest cost............................................       5.0           3.9
  Actuarial loss...........................................       4.3          25.6
  Benefits paid............................................      (1.0)         (1.2)
                                                               ------        ------
Benefit obligation, end of year............................    $ 88.5        $ 72.9
                                                               ======        ======
Fair value of plan assets, beginning of year...............    $  9.1        $  7.1
  Actual return on plan assets.............................       2.6           1.3
  Employer contributions...................................       4.4           1.9
  Benefits paid............................................      (1.0)         (1.2)
                                                               ------        ------
Fair value of plan assets, end of year.....................    $ 15.1        $  9.1
                                                               ======        ======
Funded status..............................................    $(73.4)       $(63.8)
Unrecognized net actuarial loss............................      43.4          43.1
Unrecognized prior service cost............................       (.2)          (.1)
                                                               ------        ------
     Accrued benefit liability.............................    $(30.2)       $(20.8)
                                                               ======        ======

     We used the following weighted average assumptions to calculate benefit obligations for our 1998 and 1997 valuations: discount rate of approximately 6.5 percent; an expected return on plan assets of approximately 9.0 percent; and we assumed an annual rate of compensation increase of 5.5 percent.

     Components of the cost we recognized related to pension plans are as follows:

                                                                 1998          1997
                                                                 ----          ----
                                                                (DOLLARS IN MILLIONS)
Service cost................................................     $ 7.3         $ 4.8
Interest cost...............................................       5.0           3.9
Expected return of plan assets..............................       (.9)          (.7)
Amortization of prior service cost..........................        .2            .2
Recognized net actuarial loss...............................       2.2           1.8
                                                                 -----         -----
     Net periodic benefit cost..............................     $13.8         $10.0
                                                                 =====         =====

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $3.6 million in 1998, $2.5 million in 1997, and $1.3 million in 1996.

LITIGATION

     Green Tree has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Green Tree during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Green Tree, certain current and former officers and directors of Green Tree are named as defendants in one or more of the lawsuits. Green Tree and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Green Tree and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Green Tree (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Green Tree) which allegedly rendered Green Tree's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. Green Tree has filed motions, which are pending, to dismiss these lawsuits.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, none of such lawsuits currently pending against the Company or its subsidiaries is expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

GUARANTEES

     We have provided guarantees of approximately $1.9 billion at December 31, 1998, in conjunction with the sales of finance receivables. We believe a significant loss from any such guarantee is remote.

6. CONSOLIDATED STATEMENT OF CASH FLOWS:

     The following disclosures are provided to support and/or supplement our consolidated statement of cash flows:

                                                            1998      1997     1996
                                                            ----      ----     ----
                                                             (DOLLARS IN MILLIONS)
Non-cash items not reflected in the consolidated
  statement of cash flows:
     Issuance of common stock under stock option and
       employee benefit plans..........................    $   --    $ 50.7    $31.2
     Tax benefit related to the issuance of common
       stock under employee benefit plans..............      14.5       6.2     12.7
     Shares returned by former executive due to
       recomputation of bonus..........................      23.4        --       --
Cash paid for:
  Interest expense on debt and commercial paper........     194.2     156.5     66.4
  Income taxes.........................................      29.0      31.8     44.2

               GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

7. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                       1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                       -----------    -----------    -----------    -----------
                                                        (DOLLARS IN MILLIONS)
1998
  Revenues.........................      $285.8         $285.1         $417.8         $400.9
  Income (loss) before income taxes
     and extraordinary charge......       102.4         (578.2)         192.8          199.6
  Net income (loss)................        63.5         (422.3)         110.7          160.8
1997
  Revenues.........................      $267.1         $317.1         $348.3         $348.9
  Income (loss) before income taxes
     and extraordinary charge......       148.1          174.3          191.7          (28.0)
  Net income (loss)................        91.8          108.1          118.8          (17.3)

     Our quarterly results of operations are based on numerous estimates, principally related to the valuation of interest-only securities and income taxes. We revise all such estimates each quarter and we ultimately adjust them to year-end amounts. When we determine revisions are necessary, we report them as part of operations of the current quarter.

     We have restated amounts previously reported for the second quarter of 1998 to reflect a correction to the impairment charge we previously reported. This change increased the previously reported net loss by $19.5 million.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The Registrant meets the conditions set forth in the General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required in Part III.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.Financial Statements. See Index to Consolidated Financial Statements on page 13 for a list of financial statements included in this Report.

          2.Financial Statement Schedules. All schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

          3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report.

     (b)Reports on Form 8-K

        A report on Form 8-K dated November 12, 1998, was filed with the Commission to report under Item 4, the change in the registrant's certifying accountants from KPMG Peat Marwick LLP to PricewaterhouseCoopers LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1999.

                                          GREEN TREE FINANCIAL CORPORATION

                                          By:    /s/ STEPHEN C. HILBERT
                                            ------------------------------------
                                            Stephen C. Hilbert, Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                TITLE (CAPACITY)                    DATE
                  ---------                                ----------------                    ----

           /s/ STEPHEN C. HILBERT                Chairman of the Board, Chief             March 30, 1999
---------------------------------------------    Executive Officer and Director
             Stephen C. Hilbert                  (Principal Executive Officer)

             /s/ ROLLIN M. DICK                  Executive Vice President, Chief          March 30, 1999
---------------------------------------------    Financial Officer and Director
               Rollin M. Dick                    (Principal Financial Officer)

             /s/ JAMES S. ADAMS                  Senior Vice President and Chief          March 30, 1999
---------------------------------------------    Accounting Officer
               James S. Adams                    (Principal Accounting Officer)

            /s/ THOMAS J. KILIAN                 Director                                 March 30, 1999
---------------------------------------------
              Thomas J. Kilian

                        GREEN TREE FINANCIAL CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                 (FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998)

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
 3(a)          Certificate of Incorporation of Green Tree Financial
               Corporation (incorporated by reference to the Company's
               Registration Statement on Form S-1; File No. 33-60869).
 3(b)          Certificate of Merger of Incorporation of Green Tree
               Financial Corporation, as filed with the Delaware Secretary of State on June 30, 1995 (incorporated by reference to the
               Company's Registration Statement on Form S-1; File No.
               33-60869).
 3(c)          Restated Bylaws of Green Tree Financial Corporation
               (incorporated by reference to the Company's Registration
               Statement on Form S-3; File No. 333-52233).
 4(a)          Indenture dated as of March 15, 1992 relating to
               $287,500,000 of 10 1/4% Senior Subordinated Notes due June
               1, 2002 (incorporated by reference to the Company's
               Registration Statement on Form S-4; File No. 33-42249).
 4(b)          Indenture dated as of September 1, 1992 relating to
               $250,000,000 of Medium-Term Notes, Series A, Due Nine Months
               or More From Date of Issue (incorporated by reference to the
               Company's Registration Statement on Form S-3; File No.
               33-51804).
 4(c)          Promissory Note dated July 17, 1998 issued by the Company to
               Conseco, Inc. (incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1998; File No. 1-08916).
10(a)          Company's Key Executive Bonus Program (incorporated by
               reference to the Company's Registration Statement on Form
               S-1; File No. 2-82880).
10(b)          Employment Agreement, dated February 9, 1996 between the
               Company and Lawrence Coss and related Noncompetition
               Agreement, dated February 9, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1996; File No. 1-08916); as amended by Amendment Agreement dated April 6, 1998 to
               Employment Agreement of Lawrence Coss (incorporated by
               reference to the Company's Registration Statement on Form
               S-3; Registration No. 333-52233).
10(c)          Green Tree Financial Corporation 1987 Stock Option Plan
               (incorporated by reference to the Company's Registration
               Statement on Form S-4; File No. 33-42249).
10(d)          Green Tree Financial Corporation Key Executive Stock Bonus
               Plan (incorporated by reference to the Company's
               Registration Statement on Form S-4; File No. 33-42249).
10(e)          Master Repurchase Agreement dated as of September 1, 1995
               between Merrill Lynch Mortgage Capital, Inc. and Green Tree
               Financial Corporation (incorporated by reference to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1995; File No. 1-08916); as amended by
               Amendment to the Master Repurchase Agreement dated June 1,
               1997 (incorporated by reference to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1997; File No. 0-11652); as amended by Amendment to the
               Master Repurchase Agreement dated February 10, 1998
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998,
               File No. 1-08916).

EXHIBIT NO.
-----------
10(f)          Insurance and Indemnity Agreement dated as of February 13,
               1992 among Green Tree Financial Corporation, MaHCS Guaranty
               Corporation and Financial Security Assurance Inc.
               (incorporated by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1991; File No.
               0-11652); as amended by Amended and Restated Insurance and
               Indemnity Agreement dated March 11, 1994 (incorporated by
               reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994; File No.
               0-11652).
10(g)          Master Repurchase Agreement dated as of October 15, 1992
               between Green Tree Finance Corp.-Five and Lehman Commercial
               Paper, Inc. (incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1992; File No. 0-11652); as amended by Amendment to the
               Master Repurchase Agreement dated June 30, 1995
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995;
               File No. 0-11652); as amended by Amended and Restated Master
               Repurchase Agreement dated February 4, 1998 between Lehman
               Commercial Paper Inc. and Green Tree Finance Corp.-Five
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998;
               File No. 1-0896).
10(h)          401(k) Plan Trust Agreement effective as of October 1, 1992
               (incorporated by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992; File No.
               0-11652); as amended by Amendment to the Plan Agreement
               dated November 23, 1994 (incorporated by reference to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1994; File No. 0-11652); as amended by
               Amendment to the Plan Agreement dated August 22, 1996
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
               1996; File No. 1-08916); as amended by Amendment to the Plan
               Agreement dated December 30, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year
               ended December 31, 1996; File No. 1-08916).
10(i)          Green Tree Financial Corporation Restated 1992 Supplemental
               Stock Option Plan (incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the quarterly
               period ended June 30, 1998; File No. 0-11652).
10(j)          Green Tree Financial Corporation 1995 Employee Stock
               Incentive Plan (incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1995; File No. 1-08916).
10(k)          Green Tree Financial Corporation Chief Executive Cash Bonus
               and Stock Option Plan and related Stock Option Agreement,
               dated February 9, 1996 (incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the quarterly
               period ended June 30, 1996; File No. 1-08916).
10(l)          Green Tree Financial Corporation 1996 restated Supplemental
               Pension Plan Dated May 15, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year
               ended December 31, 1997; File No. 1-08916).
10(m)          Asset Assignment Agreement dated as of February 13, 1998
               between Green Tree Residual Finance Corp. I and Lehman
               Commercial Paper, Inc. (incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the quarterly
               period ended March 31, 1998; File No. 1-08916).
10(n)          Common Stock Warrants Agreement by and between Green Tree
               Financial Corporation and Lehman Commercial Paper Inc.,
               including form of Warrant, dated as of February 13, 1998
               (incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 1997; File No. 0-18916).

EXHIBIT NO.
-----------
10(o)          Amendment No. 1 to Common Stock Warrant Agreement by and
               between Green Tree Financial Corporation and Lehman
               Commercial Paper Inc. (incorporated by reference to the
               Company's Current Report on Form 8-K dated December 19,
               1997; File No. 0-18916).
10(p)          Conseco, Inc. Performance-Based Compensation Plan for
               Executive Officers (incorporated by reference to Exhibit
               10.8.15 to Conseco's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1998; File No. 1-09250).
10(q)          Conseco 1994 Stock and Incentive Plan (incorporated by
               reference to Conseco's definitive Proxy Statement dated
               April 29, 1994; File No. 1-09250).
10(r)          Conseco Amended and Restated Director, Officer and Key
               Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.8.11 to Conseco's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1998; File No. 1-09250).
10(s)          Guaranty regarding Conseco Director, Officer and Key
               Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.8.12 to Conseco's Quarterly Report on Form 10-Q
               for the quarter ended June 30, 1996; File No. 1-09250).
10(t)          Form of Promissory Note payable to Conseco relating to
               Conseco's Director, Officer and Key Employee Stock Purchase
               Plan (incorporated by reference to Exhibit 10.8.13 to
               Conseco's Annual Report on Form 10-K for the year ended
               December 31, 1998; File No. 1-09250).
10(u)          Retention Agreement dated as of July 1, 1998 between Green
               Tree Financial Corporation and Bruce A. Crittenden
               (incorporated by reference to Exhibit 10.8.20 to Conseco's
               Annual Report on Form 10-K for the year ended December 31,
               1998; File No. 1-09250).
10(v)          Conseco, Inc. Amended and Restated 1997 Non-qualified Stock
               Option Plan (incorporated by reference to Exhibit 10.8.14 to
               Conseco's Annual Report on Form 10-K for the year ended
               December 31, 1997).
12             Computation of Ratio of Earnings to Fixed Charges (filed
               herewith).
23.1           Consent of KPMG Peat Marwick LLP (filed herewith).
23.2           Consent of PricewaterhouseCoopers LLP (filed herewith).
27             Financial Data Schedule (filed herewith).

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