Form 10-Q
period 1999-03-31
GREEN TREE FINANCIAL CORP
filed 1999-05-14
CIK 890175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to

                         Commission File Number 1-08916


                        Green Tree Financial Corporation

                 Delaware                                No. 41-1807858
          ----------------------                 -------------------------------
          State of Incorporation                 IRS Employer Identification No.


       1100 Landmark Towers
   Saint Paul, Minnesota 55102-1639                       (651) 293-3400
--------------------------------------                    --------------
Address of principal executive offices                       Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

          Shares of common stock outstanding as of April 30, 1999: 100

     The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                 March 31,     December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)
Actively managed fixed maturity securities at fair value (amortized cost: 1999 - $366.8;
  1998 - $342.5)..............................................................................   $  344.8       $  340.8
Interest-only securities at fair value (amortized cost: 1999 - $1,399.5; 1998 - $1,313.6).....    1,369.5        1,305.4
Short-term investments........................................................................      233.3          195.2
Cash held in segregated accounts for investors................................................      895.8          843.7
Cash deposits, restricted under pooling and servicing agreements..............................      195.9          205.2
Other invested assets ........................................................................       21.0           16.8
Finance receivables...........................................................................    3,687.4        3,067.2
Other receivables.............................................................................      272.6          266.7
Receivables due from Conseco, Inc.............................................................      222.4          227.5
Servicing rights..............................................................................      122.6          116.4
Goodwill   ...................................................................................       52.4           53.2
Other assets..................................................................................      207.1          190.2
                                                                                                 --------       --------

        Total assets..........................................................................   $7,624.8       $6,828.3
                                                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................   $  895.8       $  843.7
   Other liabilities..........................................................................      992.6          705.6
   Income tax liabilities.....................................................................      593.1          547.9
   Notes payable and commercial paper.........................................................    1,915.2        1,584.9
   Notes payable due to Conseco, Inc..........................................................      819.0          854.0
                                                                                                 --------       --------

         Total liabilities....................................................................    5,215.7        4,536.1
                                                                                                 --------       --------

Shareholder's equity:
   Common stock and additional paid-in capital................................................    1,340.9        1,338.3
   Accumulated other comprehensive loss:
     Unrealized depreciation of actively managed fixed maturity securities and interest-only securities (net of applicable deferred income taxes:  1999 - $(19.2);
       1998 - $(3.3)).........................................................................      (32.8)          (6.6)
     Minimum pension liability adjustment (net of applicable deferred income taxes:
       1998 - $(2.7)).........................................................................        -             (4.4)
   Retained earnings..........................................................................    1,101.0          964.9
                                                                                                 --------       --------

         Total shareholder's equity...........................................................    2,409.1        2,292.2
                                                                                                 --------       --------

         Total liabilities and shareholder's equity...........................................   $7,624.8       $6,828.3
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


                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                       ------------------
                                                                                                       1999         1998
                                                                                                       ----         ----
Revenues:
   Net investment income:
     Finance receivables and other...............................................................    $ 85.6       $ 50.1
     Interest-only securities....................................................................      43.7         33.4
   Gain on sale of finance receivables...........................................................     199.8        143.7
   Fee revenue and other income..................................................................      82.6         58.6
                                                                                                     ------       ------

         Total revenues..........................................................................     411.7        285.8
                                                                                                     ------       ------

Expenses:
   Interest expense..............................................................................      56.6         48.5
   Other operating costs and expenses............................................................     149.9        134.9
                                                                                                     ------       ------

         Total expenses..........................................................................     206.5        183.4
                                                                                                     ------       ------

         Income before income taxes..............................................................     205.2        102.4

Income tax expense...............................................................................      69.1         38.9
                                                                                                     ------       ------

         Net income..............................................................................    $136.1       $ 63.5
                                                                                                     ======       ======




















               The accompanying notes are an integral part of the
                       consolidated financial statements.


                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                              Common stock     Accumulated other
                                                                             and additional      comprehensive      Retained
                                                                   Total     paid-in capital     income (loss)      earnings
                                                                   -----     ---------------     -------------      --------
Balance, January 1, 1999.......................................  $2,292.2       $1,338.3            $(11.0)          $  964.9

   Comprehensive income, net of tax:
     Net income................................................     136.1            -                 -                136.1
     Change in unrealized depreciation of actively managed
       fixed maturity investments and interest-only securities
       (net of applicable income tax benefit of $15.9).........     (26.2)           -               (26.2)               -
     Change in minimum pension liability (net of applicable
       income tax expense of $2.7).............................       4.4            -                 4.4                -
                                                                 --------

         Total comprehensive income............................     114.3

   Tax benefit related to issuance of shares under
     stock option plans........................................       2.6            2.6               -                  -
                                                                 --------       --------            ------           --------

Balance, March 31, 1999........................................  $2,409.1       $1,340.9            $(32.8)          $1,101.0
                                                                 ========       ========            ======           ========

Balance, January 1, 1998.......................................  $1,332.1       $  237.8            $ 18.6           $1,075.7

   Comprehensive income, net of tax:
     Net income................................................      63.5            -                 -                 63.5
     Change in unrealized appreciation (depreciation)
       of interest-only securities (net of applicable income
       tax benefit of $12.9)...................................     (20.8)           -               (20.8)               -
                                                                 --------

         Total comprehensive income............................      42.7

   Issuance of stock warrants in conjunction with
     financing transaction.....................................       7.7            7.7               -                  -
   Issuance of shares for stock options and for
     employee benefit plans....................................        .6             .6               -                  -
   Tax benefit related to issuance of shares under stock option
     plans.....................................................       1.3            1.3               -                  -
   Shares returned by executive due to recomputation
     of bonus..................................................     (23.4)         (23.4)              -                  -
   Dividends on common stock...................................     (11.8)           -                 -                (11.8)
                                                                 --------       --------            ------           --------

Balance, March 31, 1998........................................  $1,349.2       $  224.0            $ (2.2)          $1,127.4
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


                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                   ----------------------
                                                                                                   1999              1998
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income...............................................................................    $   136.1          $    63.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................       (199.8)            (143.7)
     Points and origination fees received...................................................        110.5               53.0
     Interest-only securities investment income.............................................        (43.7)             (33.4)
     Cash received from interest-only securities............................................        123.5               68.0
     Servicing income.......................................................................        (39.3)             (33.1)
     Cash received from servicing activities................................................         41.7               35.1
     Amortization and depreciation..........................................................         12.3               10.1
     Income taxes...........................................................................         61.9               28.8
     Accrual and amortization of investment income..........................................         (4.2)              (2.9)
     Other..................................................................................        (33.4)             (18.4)
                                                                                                ---------          ---------

       Net cash provided by operating activities............................................        165.6               27.0
                                                                                                ---------          ---------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................      2,972.6            2,941.4
   Principal payments received on finance receivables.......................................      1,644.5            1,174.6
   Finance receivables originated...........................................................     (5,114.3)          (4,277.2)
   Other....................................................................................        (46.3)             (11.7)
                                                                                                ---------          ---------

       Net cash used by investing activities ...............................................       (543.5)            (172.9)
                                                                                                ---------          ---------

Cash flows from financing activities:
   Issuance of shares related to stock options..............................................          -                  0.6
   Issuance of liabilities related to deposit products......................................        121.0                -
   Issuance of notes payable and commercial paper...........................................      3,235.4            2,553.7
   Payments on notes payable and commercial paper...........................................     (2,940.4)          (2,354.0)
   Common stock dividends paid .............................................................            -              (11.8)
                                                                                                ---------          ---------

       Net cash provided by financing activities............................................        416.0              188.5
                                                                                                ---------          ---------

       Net increase in short-term investments...............................................         38.1               42.6

Short-term investments, beginning of period.................................................        195.2              164.2
                                                                                                ---------          ---------

Short-term investments, end of period.......................................................    $   233.3          $   206.8
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

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 1998 Form 10-K of Green Tree Financial Corporation ("we", "Green Tree" or the "Company").

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Our unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, that are necessary to present fairly Green Tree's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 1999 presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     Green Tree is a diversified financial services holding company that originates, purchases, sells and services consumer and commercial finance loans throughout the United States. Green Tree is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

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

     FINANCE RECEIVABLES, INTEREST-ONLY SECURITIES AND SERVICING RIGHTS

     Finance receivables, summarized by type, were as follows:

                                                                                March 31,      December 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                  (Dollars in millions)

Manufactured housing.........................................................   $  463.2        $  798.8
Mortgage services............................................................      829.5           603.5
Consumer/credit card.........................................................      748.1           587.3
Commercial...................................................................    1,700.5         1,120.6
                                                                                --------        --------

                                                                                 3,741.3         3,110.2

Less allowance for doubtful accounts.........................................      (53.9)          (43.0)
                                                                                --------        --------

     Net finance receivables.................................................   $3,687.4        $3,067.2
                                                                                ========        ========

                                        6

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We pool and securitize substantially all of the finance receivables we originate. In a typical securitization, we establish a special-purpose entity for the limited purpose of purchasing the finance receivables. This special-purpose entity issues and sells interest-bearing securities that represent interests in the receivables, collateralized by the underlying pool of finance receivables. We, in turn, receive the proceeds from the sale of the securities, which are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

     In some securitizations, we also retain certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a fair market value of $344.8 million at March 31, 1999, and were classified as actively managed fixed maturity securities.

     During the first three months of 1999 and 1998, the Company sold $2,965.0 million and $2,967.8 million, respectively, of finance receivables in various securitized transactions and recognized gains of $199.8 million and $143.7 million, respectively.

     We record the interest-only security initially at a value representing an allocated portion of the cost basis of the finance receivables being sold. We adjust this value to estimated fair value each quarter. We used the following assumptions to determine the initial value of the interest-only securities related to new securitizations in the first quarter of 1999. The difference between estimated fair value and the security's book value is included in unrealized depreciation of other investments.

                                                      Manufactured        Home equity/       Consumer/
                                                         housing        home improvement     equipment           Total
                                                         -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value..............   $   742.9           $  456.5         $  170.1          $ 1,369.5
Principal balance of sold finance receivables (a)...    21,263.7            8,132.0          3,722.0           33,117.7
Weighted average customer interest rate on sold
   finance receivables (a)..........................        10.1%              11.4%            10.9%
Expected weighted average annual constant
   prepayment rate as a percentage of principal
   balance of sold finance receivables (a) (b)......        11.5%              26.9%            22.2%
Expected nondiscounted credit losses as a
   percentage of principal balance of sold
   finance receivables (a) (b)......................         6.1%               3.3%             2.5%
Weighted average discount rate used for
   determining cost basis on the income statement...        15.0%              15.0%            15.0%

--------------------
(a) Excludes finance receivables sold in revolving trust securitizations.
(b) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

     The weighted average interest rate used to discount expected cash flows of the interest-only securities in determining the fair value on the balance sheet was 14 percent at March 31, 1999.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Credit quality was as follows:


                                                                                         March 31,
                                                                                  ---------------------
                                                                                  1999             1998
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................       1.08%             1.00%
                                                                                  ====              ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................       1.07%             1.06%
                                                                                  ====              ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................       1.24%              .97%
                                                                                  ====              ====

     Activity in the interest-only securities account was as follows:

                                                                                   Three months ended
                                                                                        March 31,
                                                                                  -------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,305.4        $1,398.7
   Additions resulting from securitizations during the period...............      165.7           171.1
   Investment income........................................................       43.7            33.4
   Cash received............................................................     (123.5)          (68.0)
   Change in unrealized depreciation charged to shareholder's equity........      (21.8)          (33.7)
                                                                               --------        --------

Balance, end of period......................................................   $1,369.5        $1,501.5
                                                                               ========        ========

     In conjunction with certain sales of finance receivables, the Company has provided guarantees aggregating approximately $1.8 billion at March 31, 1999. We believe the likelihood of a significant loss from such guarantees is remote.

     NOTES PAYABLE AND COMMERCIAL PAPER

     Notes payable and commercial paper were as follows (interest rates as of March 31, 1999):

                                                                                        March 31,    December 31,
                                                                                          1999           1998
                                                                                          ----           ----
                                                                                          (Dollars in millions)

Note payable to Conseco (5.20%).....................................................   $  819.0        $  854.0
Master repurchase agreements due on various dates in 1999
   and 2000 (5.65%).................................................................    1,165.7           780.6
Credit facility secured by interest-only securities due 2000 (6.94%)................      245.0           300.0
10.25% senior subordinated notes due 2002...........................................      267.3           267.3
Medium term notes due October 1999 to April 2003 (6.58%)............................      238.7           238.7
Other    ...........................................................................        3.2             3.2
                                                                                       --------        --------

   Total principal amount...........................................................    2,738.9         2,443.8

Less unamortized net discount.......................................................       (4.7)           (4.9)
                                                                                       --------        --------

   Total ...........................................................................   $2,734.2        $2,438.9
                                                                                       ========        ========

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     At March 31, 1999, we had $4.25 billion of master repurchase agreements (of which $1,165.7 million was outstanding at March 31, 1999) with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one-year terms, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon our financial performance.

     RELATED PARTY TRANSACTIONS

     Pursuant to a promissory note with Conseco, $819.0 million was payable at March 31, 1999. The note bears interest at LIBOR plus a margin of .35 percent and both the principal and interest are due on demand. The Company may borrow up to $2.0 billion under the note. Interest expense incurred under the note totaled $15.4 million for the three months ended March 31, 1999.

     At  March  31,  1999,   $73.7  million  par  value  of  the  10.25%  senior
subordinated notes were held by Conseco.

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

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to their operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     In 1999, the tax benefit of $2.6 million related to the issuance of shares under stock option plans was not reflected in the consolidated statement of cash flows. The following non-cash items were not reflected in the consolidated statement of cash flows in 1998: (i) the return of common stock to the Company of $23.4 million pursuant to the recomputation of a former executive officer's bonus for fiscal year 1996; (ii) the issuance of stock warrants totaling $7.7 million in conjunction with a financing transaction; and (iii) the tax benefit of $1.3 million related to the issuance of common stock for option exercises.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and in our 1998 Form 10-K. The Registrant meets the conditions set forth in the General Instructions
(H)(1)(a) and (b) of the Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

     RESULTS OF OPERATIONS

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                    -----------------
                                                                                                    1999         1998
                                                                                                    ----         ----
Contract originations:
   Manufactured housing........................................................................   $ 1,411.1    $ 1,204.2
   Mortgage services...........................................................................     1,437.6      1,038.2
   Consumer/credit card........................................................................       538.6        575.2
   Commercial..................................................................................     1,986.9      1,540.1
                                                                                                  ---------    ---------

     Total.....................................................................................   $ 5,374.2    $ 4,357.7
                                                                                                  =========    =========

Sales of finance receivables:
   Manufactured housing........................................................................   $ 1,800.0    $ 1,200.0
   Home equity/home improvement................................................................     1,188.2      1,079.0
   Consumer/equipment..........................................................................         -          371.0
   Commercial and retail revolving credit......................................................         -          317.8
   Retained bonds..............................................................................       (23.2)         -
                                                                                                  ---------    ---------

     Total.....................................................................................   $ 2,965.0    $ 2,967.8
                                                                                                  =========    =========

Managed receivables (average):
   Manufactured housing........................................................................   $21,447.3    $18,273.9
   Mortgage services...........................................................................     8,685.6      5,203.1
   Consumer/credit card........................................................................     2,988.5      1,912.8
   Commercial..................................................................................     5,121.3      3,539.9
                                                                                                  ---------    ---------

     Total.....................................................................................   $38,242.7    $28,929.7
                                                                                                  =========    =========

Net investment income:
   Finance receivables and other...............................................................      $ 85.6       $ 50.1
   Interest-only securities....................................................................        43.7         33.4
Gain on sale of finance receivables............................................................       199.8        143.7
Fee revenue and other income...................................................................        82.6         58.6
                                                                                                     ------       ------

     Total revenues............................................................................       411.7        285.8
                                                                                                     ------       ------

Interest expense...............................................................................        56.6         48.5
Other operating costs and expenses.............................................................       149.9        134.9
                                                                                                     ------       ------

     Total expenses............................................................................       206.5        183.4
                                                                                                     ------       ------

     Operating income before income taxes......................................................      $205.2       $102.4
                                                                                                     ======       ======

     Contract originations in the first quarter of 1999 were $5.4 billion, up 23 percent over 1998.

     Manufactured housing contract originations increased by $206.9 million, or 17 percent, during the first three months of 1999 over 1998. The increase in 1999 is due to an increase in both the average size and number of contracts written.

     Mortgage services contract originations increased by $399.4 million, or 38 percent, during 1999 over 1998. We have continued to expand our home equity retail origination network.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     Consumer/credit card contract  originations  decreased by $36.6 million, or
6.4 percent, during 1999 because we focused on originating more profitable business in 1999.

     Commercial originations increased by $446.8 million, or 29 percent, during 1999 over 1998 reflecting higher production in all areas of commercial financing.

     Sales of receivables occur when we sell through securitizations the finance receivables that we originate. The amount of receivables we sell in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. The total finance receivables sold in the first quarter of 1999 was approximately equal to the first quarter of 1998. Total finance receivables held by the Company were $3.7 billion at March 31, 1999, an increase of $1.5 billion over March 31, 1998, as a result of both: (i) an increase in the pace of originations; and (ii) our election to hold more of the loans scheduled for sale late in each quarter until early in the next quarter, when the market supply of securitizations is usually lower and securitization spreads are usually better.

     Managed receivables include finance receivables we sell through securitizations as well as the finance receivables and related interests we retain. The average managed receivables increased to $38.2 billion in the first quarter of 1999, up 32 percent over the same period in 1998.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 71 percent, to $85.6 million, in the first quarter of 1999. The increase is consistent with the increase in average finance receivables during the 1999 period. The weighted average yields earned on finance receivables were 10.6 percent and 9.8 percent during the first three months of 1999 and 1998, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 31 percent, to $43.7 million, in the first quarter of 1999. The increase is consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.1 percent and 9.1 percent during the first three months of 1999 and 1998, respectively.

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related transaction costs) and the allocated carrying amount of the receivables sold. We determine the allocated carrying amount by allocating the original amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale of finance receivables increased by 39 percent, to $199.8 million, in the first quarter of 1999. Our gain recognized at the time of the sale fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in our securitizations); (iii) the amount and type of interest we retain in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 6.74 percent in the first quarter of 1999 from 7.20 percent in the first quarter of 1998.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated, which increases the amount of cash received when such receivables are sold in securitizations. Points and origination fees collected upon the securitization of finance receivables increased to $110.5 million (or 55 percent of the gain on sale recognized) in the first quarter of 1999 compared to $53.0 million (28 percent of the gain on sale recognized) in the first quarter of 1998.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower rated securities. As a result, we have chosen to hold, rather than sell, certain securities having corporate guarantee provisions. We recognize no gain on the sale of the securities we hold, but we recognize greater interest income, net of related interest expense, over the term we hold them. At March 31, 1999, we held $344.8 million of such securities which are classified as actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with the financing transactions and other income from late fees. Such income increased by 41 percent, to $82.6 million, in the first quarter of 1999. Our servicing portfolio (on which we earn servicing income) grew and our net written insurance premiums grew along with managed receivables.

     Interest expense increased by 17 percent, to $56.6 million, in the first quarter of 1999. Our borrowings increased to fund the increase in our average inventory of finance receivables generated by increases in our loan originations, commercial revolving credit and lease portfolio financings and securities held from our securitizations. These increases were offset somewhat by a decrease in our average borrowing rate to 6.4 percent in the first quarter of 1999 from 7.7 percent in the first quarter of 1998.

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 11 percent, to $149.9 million, in the first quarter of 1999 reflecting: (i) the growth in our servicing portfolio; and (ii) the increased volume of contracts originated.

     YEAR-2000 MATTERS

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

     We currently estimate that the total expense of our year-2000 projects will be approximately $16.2 million. This expense is not material to our financial position and we are funding it through operating cash flows. Approximately 59 percent of this expense has been incurred through March 31, 1999. This expense related primarily to modifying existing software systems.

     The impact of year-2000 issues will depend not only on the corrective actions we take, but also on the way in which year- 2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying risks and updating assessments of potential year-2000 risks associated with our external business relationships, such as third-party administrators, utilities and financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

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

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments, and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (v) increasing competition in the finance business; (vi) regulatory changes or actions, including those relating to regulation of financial services; (vii) the ability of the Company and its vendors and other external parties to achieve Year 2000 readiness for significant systems and operations on a timely basis; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     In addition, the Company and its subsidiaries are involved on an ongoing basis in lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

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





                                             GREEN TREE FINANCIAL CORPORATION


Dated: May 14, 1999                     By:  /s/ ROLLIN M. DICK
                                            --------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)