Form 10-Q
period 1999-06-30
GREEN TREE FINANCIAL CORP
filed 1999-08-16
CIK 890175

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

                  For the quarterly period ended June 30, 1999

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]


           Shares of common stock outstanding as of July 30, 1999: 100

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

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                 June 30,      December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)

Actively managed fixed maturity securities at fair value (amortized cost: 1999 - $684.8;
   1998 - $342.5).............................................................................   $  661.7       $  340.8
Interest-only securities at fair value (amortized cost: 1999 - $1,518.6; 1998 - $1,313.6).....    1,429.9        1,305.4
Short-term investments........................................................................      233.2          195.2
Cash held in segregated accounts for investors................................................      895.3          843.7
Cash deposits, restricted under pooling and servicing agreements..............................      191.5          205.2
Other invested assets ........................................................................       21.5           16.8
Finance receivables...........................................................................    3,800.6        3,067.2
Other receivables.............................................................................      263.7          266.7
Receivables due from Conseco, Inc.............................................................      254.2          227.5
Servicing rights..............................................................................      125.9          116.4
Goodwill......................................................................................       51.7           53.2
Other assets..................................................................................      241.8          190.2
                                                                                                 --------       --------

       Total assets...........................................................................   $8,171.0       $6,828.3
                                                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................   $  895.3       $  843.7
   Other liabilities..........................................................................    1,281.2          705.6
   Income tax liabilities.....................................................................      535.3          547.9
   Notes payable..............................................................................    2,014.0        1,584.9
   Notes payable due to Conseco, Inc..........................................................    1,139.7          854.0
                                                                                                 --------       --------

         Total liabilities....................................................................    5,865.5        4,536.1
                                                                                                 ---------      --------

Shareholder's equity:
   Common stock and additional paid-in capital................................................    1,341.0        1,338.3
   Accumulated other comprehensive loss:
     Unrealized depreciation of actively managed fixed maturity securities and interest-only securities (net of applicable deferred income taxes:  1999 - $(40.8);
       1998 - $(3.3)).........................................................................      (71.0)          (6.6)
     Minimum pension liability adjustment (net of applicable deferred income taxes:
       1999 - $ -; 1998 - $(2.7)).............................................................        -             (4.4)
   Retained earnings..........................................................................    1,035.5          964.9
                                                                                                 --------       --------

         Total shareholder's equity...........................................................    2,305.5        2,292.2
                                                                                                 --------       --------

         Total liabilities and shareholder's equity...........................................   $8,171.0       $6,828.3
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



                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                               Three months ended       Six months ended
                                                                                    June 30,                June 30,
                                                                               ------------------      -------------------
                                                                               1999           1998     1999           1998
                                                                               ----           ----     ----           ----
Revenues:
   Net investment income:
     Finance receivables and other.........................................   $106.1       $  68.8    $191.7        $  118.9
     Interest-only securities..............................................     47.8          26.4      91.5            59.8
   Gain on sale of finance receivables.....................................    226.0         127.6     425.8           271.3
   Fee revenue and other income............................................     87.6          62.1     170.2           120.7
                                                                              ------        ------    ------        --------

         Total revenues....................................................    467.5         284.9     879.2           570.7
                                                                              ------        ------    ------        --------

Expenses:
   Interest expense........................................................     69.6          55.2     126.2           103.7
   Other operating costs and expenses......................................    172.5         150.6     322.4           285.5
   Nonrecurring charges....................................................      -           108.0       -             108.0
   Impairment charge.......................................................      -           549.4       -             549.4
                                                                              ------        ------    ------        --------

         Total expenses....................................................    242.1         863.2     448.6         1,046.6
                                                                              ------        ------    ------        --------

         Income (loss) before income taxes and extraordinary charge........    225.4        (578.3)    430.6          (475.9)

Income tax expense (benefit)...............................................     90.9        (158.4)    160.0          (119.5)
                                                                              ------       -------    ------        --------

         Income (loss) before extraordinary charge.........................    134.5        (419.9)    270.6          (356.4)

Extraordinary charge on extinguishment of debt, net of taxes...............      -             2.5       -               2.5
                                                                              ------       -------    ------        --------

         Net income (loss).................................................   $134.5       $(422.4)   $270.6        $ (358.9)
                                                                              ======       =======    ======        ========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                              and additional      comprehensive     Retained
                                                                     Total    paid-in capital     income (loss)     earnings
                                                                     ----     ---------------     -------------     --------

Balance, January 1, 1999.......................................   $2,292.2      $1,338.3            $(11.0)          $  964.9

   Comprehensive income, net of tax:
     Net income................................................      270.6           -                 -                270.6
     Change in unrealized depreciation of actively managed
       fixed maturity investments and interest-only securities
       (net of applicable income tax benefit of $37.5).........      (64.4)          -               (64.4)               -
     Change in minimum pension liability (net of applicable
       income tax expense of $2.7).............................        4.4           -                 4.4                -
                                                                  --------

         Total comprehensive income............................      210.6

   Tax benefit related to issuance of shares under
     stock option plans........................................        2.7           2.7               -                  -
   Dividends on common stock...................................     (200.0)          -                 -               (200.0)
                                                                  --------      --------            ------           --------

Balance, June 30, 1999.........................................   $2,305.5      $1,341.0            $(71.0)          $1,035.5
                                                                  ========      ========            ======           ========

Balance, January 1, 1998.......................................   $1,332.1      $  237.8            $ 18.6           $1,075.7

   Comprehensive loss, net of tax:
     Net loss..................................................     (358.9)          -                 -               (358.9)
     Change in unrealized appreciation (depreciation) of
       interest-only securities (net of applicable income
       tax benefit of $12.4)...................................      (20.2)          -               (20.2)               -
                                                                  --------

         Total comprehensive loss..............................     (379.1)

   Capital contribution from parent............................      500.0         500.0               -                  -
   Issuance of stock warrants in conjunction with
     financing transaction.....................................        7.7           7.7               -                  -
   Issuance of shares for stock options and for
     employee benefit plans....................................        1.7           1.7               -                  -
   Tax benefit related to issuance of shares under stock option
     plans.....................................................        1.8           1.8               -                  -
   Shares returned by executive due to recomputation
     of bonus..................................................      (23.4)        (23.4)              -                  -
   Dividends on common stock...................................      (23.5)          -                 -                (23.5)
                                                                  --------      --------            ------           --------

Balance, June 30, 1998.........................................   $1,417.3      $  725.6            $ (1.6)          $  693.3
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


                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                   ----------------------
                                                                                                   1999              1998
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income (loss)........................................................................    $    270.6        $  (358.9)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................        (425.8)          (271.3)
     Points and origination fees received...................................................         243.2            110.2
     Interest-only securities investment income.............................................         (91.5)           (59.8)
     Cash received from interest-only securities............................................         234.1            156.6
     Servicing income.......................................................................         (81.1)           (67.0)
     Cash received from servicing activities................................................          86.1             78.2
     Net increase in restricted cash deposits...............................................         (13.7)             (.5)
     Amortization and depreciation..........................................................          24.8             21.6
     Income taxes...........................................................................         111.7           (138.0)
     Accrual and amortization of investment income..........................................          (8.6)            (5.9)
     Nonrecurring and impairment charges....................................................           -              657.4
     Extraordinary charge on extinguishment of debt.........................................           -                4.1
     Other..................................................................................          17.6             15.5
                                                                                                ----------        ---------

       Net cash provided by operating activities before settlement of prior year taxes......         367.4            142.2

     Payment of taxes in settlement of prior years..........................................         (85.1)             -
                                                                                                ----------        -------

       Net cash provided by operating activities............................................         282.3            142.2
                                                                                                ----------        ---------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................       6,810.3          5,299.6
   Principal payments received on finance receivables.......................................       3,960.3          2,598.9
   Finance receivables originated...........................................................     (11,790.3)        (9,434.3)
   Other....................................................................................         (72.4)           (24.3)
                                                                                                ----------        ---------

       Net cash used by investing activities ...............................................      (1,092.1)        (1,560.1)
                                                                                                ----------        ---------

Cash flows from financing activities:
   Capital contribution from parent.........................................................           -              500.0
   Issuance of shares related to stock options..............................................           -                1.7
   Issuance of liabilities related to deposit products......................................         430.0              -
   Payments on liabilities related to deposit products......................................         (55.6)             -
   Issuance of notes payable and commercial paper...........................................       7,611.8          5,535.3
   Payments on notes payable and commercial paper...........................................      (6,938.4)        (4,616.7)
   Common stock dividends paid .............................................................        (200.0)           (23.5)
                                                                                                ----------        ---------

       Net cash provided by financing activities............................................         847.8          1,396.8
                                                                                                ----------        ---------

       Net increase (decrease) in short-term investments....................................          38.0            (21.1)

Short-term investments, beginning of period.................................................         195.2            164.2
                                                                                                ----------        ---------

Short-term investments, end of period.......................................................    $    233.2        $   143.1
                                                                                                ==========        =========

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

     Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS 133") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We are required to implement the provisions of SFAS 133 for the year 2001. We are currently evaluating the impact of SFAS 133. At present, we believe it will not have a material effect on either our consolidated financial position or our results of operations.

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     Finance receivables, summarized by type, were as follows:

                                                                                June 30,       December 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Manufactured housing.........................................................   $  691.6         $  798.8
Mortgage services............................................................      963.0            603.5
Consumer/credit card.........................................................      731.3            587.3
Commercial...................................................................    1,469.7          1,120.6
                                                                                --------         --------

                                                                                 3,855.6          3,110.2

Less allowance for doubtful accounts.........................................       55.0             43.0
                                                                                --------         --------

     Net finance receivables.................................................   $3,800.6         $3,067.2
                                                                                ========         ========

                                        6

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We pool and securitize substantially all of the finance receivables we originate. In a typical securitization, we establish a special-purpose entity for the limited purpose of purchasing the finance receivables. This special-purpose entity issues and sells interest-bearing securities that represent interests in the receivables, collateralized by the underlying pool of finance receivables. We, in turn, receive the proceeds from the sale of the securities, which are typically sold at the same amount as the principal balance of the receivables sold. We retain a residual interest, which represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special-purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees.

     In some securitizations, we also retain certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a fair market value of $661.7 million at June 30, 1999, and were classified as actively managed fixed maturity securities.

     During the first six months of 1999 and 1998, the Company sold $7.2 billion and $5.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $425.8 million and $271.3 million, respectively.

     We record the interest-only security initially at a value representing an allocated portion of the cost basis of the finance receivables sold. We adjust this value to estimated fair value each quarter. We used the assumptions in the table below to determine the initial value of the interest-only securities related to new securitizations in the first six months of 1999. The difference between estimated fair value and the security's book value is included in unrealized depreciation of actively managed fixed maturity securities and interest-only securities.

                                                       Manufactured       Home equity/       Consumer/
                                                          housing       home improvement     equipment           Total
                                                          -------       ----------------     ---------           -----
                                                                                (Dollars in millions)

Cumulative amounts:
   Interest-only securities at fair value.............  $   745.1          $  487.8         $  197.0          $ 1,429.9
   Principal balance of sold finance receivables (a)..   22,356.8           9,337.6          3,852.5           35,546.9
Related to securitizations completed in the quarter:
   Weighted average stated customer interest rate
      on finance receivables sold during the
      quarter (a) (b).................................        9.5%             11.5%            10.8%
   Expected weighted average annual constant
      prepayment rate as a percentage of principal
      balance of finance receivables
      sold during the quarter (a) (c).................       10.7%             28.1%            18.9%
   Expected nondiscounted credit losses as a
      percentage of principal balance of finance
      receivables sold during the quarter (a) (c).....        8.8%              3.2%             1.7%
   Weighted average discount rate used for
      determining the gain on sale of finance
      receivables sold during the quarter.............       15.0%             15.0%            15.0%

--------------------

(a) Excludes finance receivables sold in revolving-trust securitizations.
(b) The stated interest rate reflects reductions in rates due to collection of points. Including such points, the effective yield on manufactured housing finance receivables was approximately 10.4 percent in the first six months of 1999.
(c) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

     We used a 14 percent weighted average interest rate to discount expected cash flows of the interest-only securities in determining the fair value on the balance sheet at June 30, 1999.

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Credit quality was as follows:

                                                                                         June 30,
                                                                                   --------------------
                                                                                   1999            1998
                                                                                   ----            ----
60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................        1.09%            1.03%
                                                                                   ====             ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................        1.11%            1.09%
                                                                                   ====             ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................        1.17%             .92%
                                                                                   ====             ====

     Activity in the interest-only securities account was as follows:

                                                                                    Six months ended
                                                                                        June 30,
                                                                                  -------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,305.4        $1,398.7
   Additions resulting from securitizations during the period...............      347.6           312.5
   Investment income........................................................       91.5            59.8
   Cash received............................................................     (234.1)         (156.6)
   Impairment charge to reduce carrying value...............................        -            (544.4)
   Change in unrealized depreciation charged to shareholder's equity........      (80.5)          (32.7)
                                                                               --------        --------

Balance, end of period......................................................   $1,429.9        $1,037.3
                                                                               ========        ========

     In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.7 billion at June 30, 1999. We believe the likelihood of a significant loss from such guarantees is remote.

     NOTES PAYABLE

     Notes payable (together with interest rates as of June 30, 1999) were as follows:

                                                                                        June 30,     December 31,
                                                                                          1999           1998
                                                                                          ----           ----
                                                                                          (Dollars in millions)

Note payable to Conseco (5.39%).....................................................    $1,139.7       $  854.0
Master repurchase agreements due on various dates in 1999 and 2000 (6.35%)..........     1,009.1          780.6
Credit facility collateralized  by retained interests in securitizations due 2000
   (7.16%)..........................................................................       500.0          300.0
10.25% senior subordinated notes due 2002...........................................       267.3          267.3
Medium term notes due October 1999 to April 2003 (6.58%)............................       238.7          238.7
Other...............................................................................         3.2            3.2
                                                                                        --------       --------

   Total principal amount...........................................................     3,158.0        2,443.8

Less unamortized net discount.......................................................         4.3            4.9
                                                                                        --------       --------

   Total............................................................................    $3,153.7       $2,438.9
                                                                                        ========       ========

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     As of June 30, 1999, we had $5.0 billion of master repurchase agreement capacity (of which $1,009.1 million was outstanding at June 30, 1999) with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one-year terms, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon our financial performance.

     RELATED PARTY TRANSACTIONS

     Pursuant to a promissory note with Conseco, $1,139.7 million was payable at June 30, 1999. The note bears interest at LIBOR plus a margin of .35 percent and both the principal and interest are due on demand. The Company may borrow up to $2.0 billion under the note. Interest expense incurred under the note totaled $28.6 million for the six months ended June 30, 1999.

     At June 30, 1999, $73.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

     In the second quarter of 1999, the Company paid a $200.0 million common stock dividend to Conseco.

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

     CONSOLIDATED STATEMENT OF CASH FLOWS

     In 1999, the tax benefit of $2.7 million related to the issuance of shares under stock option plans was not reflected in the consolidated statement of cash flows. The following non-cash items were not reflected in the consolidated statement of cash flows in 1998: (i) the return of common stock to the Company of $23.4 million pursuant to the recomputation of a former executive officer's bonus for fiscal year 1996; (ii) the issuance of stock warrants totaling $7.7 million in conjunction with a financing transaction; and (iii) the tax benefit of $1.8 million related to the issuance of common stock for option exercises.

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

     RESULTS OF OPERATIONS

                                                                         Three months ended          Six months ended
                                                                              June 30,                   June 30,
                                                                         ------------------         ------------------
                                                                         1999          1998         1999          1998
                                                                         ----          ----         ----          ----
                                                                                     (Dollars in millions)
Contract originations:
   Manufactured housing..............................................  $ 1,983.6     $ 1,673.9     $ 3,394.7    $ 2,878.1
   Mortgage services.................................................    1,931.7       1,252.5       3,369.3      2,290.7
   Consumer/credit card..............................................      742.6         689.3       1,281.2      1,264.5
   Commercial........................................................    2,152.0       1,820.3       4,138.9      3,360.4
                                                                       ---------     ---------     ---------    ---------

     Total...........................................................  $ 6,809.9     $ 5,436.0     $12,184.1    $ 9,793.7
                                                                       =========     =========     =========    =========

Sales of finance receivables:
   Manufactured housing..............................................  $ 1,681.1     $ 1,356.4     $ 3,481.1    $ 2,556.4
   Home equity/home improvement......................................    1,760.5         500.1       2,948.7      1,450.1
   Consumer/equipment................................................      770.7         403.5         770.7        903.5
   Leases............................................................      252.7           -           252.7          -
   Commercial and retail revolving credit............................       92.5         170.6          92.5        488.4
   Retained bonds....................................................     (348.2)        (14.3)       (371.4)       (14.3)
                                                                       ---------     ---------     ---------    ---------

     Total...........................................................  $ 4,209.3     $ 2,416.3     $ 7,174.3    $ 5,384.1
                                                                       =========     =========     =========    =========

Managed receivables (average):
   Manufactured housing..............................................  $22,362.8     $18,995.7     $21,905.0    $18,634.8
   Mortgage services.................................................    9,725.0       5,961.9       9,205.3      5,582.5
   Consumer/credit card..............................................    3,101.0       2,228.3       3,044.8      2,070.5
   Commercial........................................................    5,551.5       3,916.3       5,336.4      3,728.1
                                                                       ---------     ---------     ---------    ---------

     Total...........................................................  $40,740.3     $31,102.2     $39,491.5    $30,015.9
                                                                       =========     =========     =========    =========

Net investment income:
   Finance receivables and other.....................................  $   106.1     $    68.8    $    191.7    $   118.9
   Interest-only securities..........................................       47.8          26.4          91.5         59.8
Gain on sale of finance receivables..................................      226.0         127.6         425.8        271.3
Fee revenue and other income.........................................       87.6          62.1         170.2        120.7
                                                                       ---------     ---------     ---------    ---------

     Total revenues..................................................      467.5         284.9         879.2        570.7
                                                                       ---------     ---------     ---------    ---------

Interest expense.....................................................       69.6          55.2         126.2        103.7
Other operating costs and expenses...................................      172.5         150.6         322.4        285.5
                                                                       ---------     ---------     ---------    ---------

     Total expenses..................................................      242.1         205.8         448.6        389.2
                                                                       ---------     ---------     ---------    ---------

     Operating income before impairment and nonrecurring
       charges, income taxes and extraordinary charge................      225.4          79.1         430.6        181.5

Impairment charge....................................................        -          (549.4)          -         (549.4)
Nonrecurring charges.................................................        -          (108.0)          -         (108.0)
                                                                       ---------     ---------     ---------    ---------

     Income (loss) before income taxes and extraordinary charge......  $   225.4     $  (578.3)    $   430.6    $  (475.9)
                                                                       =========     =========     =========    =========

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     Contract originations in the second quarter of 1999 were $6.8 billion, up 25 percent over 1998. Contract originations in the first six months of 1999 were $12.2 billion, up 24 percent over 1998.

     Manufactured housing contract originations increased by $309.7 million, or 19 percent, in the second quarter of 1999 and by $516.6 million, or 18 percent, during the first six months of 1999. The 1999 increase was due to a 5.4 percent increase in the average contract size and a 12 percent increase in the number of contracts originated.

     Mortgage services contract originations increased by $679.2 million, or 54 percent, in the second quarter of 1999 and by $1,078.6 million, or 47 percent, during the first six months of 1999. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card contract originations increased by $53.3 million, or
7.7 percent, in the second quarter of 1999 and by $16.7 million, or 1.3 percent, during the first six months of 1999 because we focused on originating more profitable business in 1999.

     Commercial originations increased by $331.7 million, or 18 percent, in the second quarter of 1999 and by $778.5 million, or 23 percent, during the first six months of 1999, reflecting higher production in all areas of commercial financing.

     Sales of receivables occur when we sell through securitizations the finance receivables that we originate. The amount of receivables we sell in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. The total finance receivables sold in the second quarter of 1999 increased by 74 percent from the second quarter of 1998. The total finance receivables sold in the first six months of 1999 increased by 33 percent over the same period in 1998. We held $3.8 billion of finance receivables at June 30, 1999, an increase of $.3 billion over June 30, 1998, primarily as a result of an increase in originations.

     Managed receivables include finance receivables we sell through securitizations as well as the finance receivables and related interests we retain. The average managed receivables increased to $40.7 billion in the second quarter of 1999, up 31 percent over 1998, and to $39.5 billion in the first six months of 1999, up 32 percent over the same period in 1998.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 54 percent, to $106.1 million, in the second quarter of 1999 and increased by 61 percent, to $191.7 million, in the first six months of 1999. The increase is consistent with the increase in average finance receivables during the 1999 periods. The weighted average yields earned on finance receivables and other investments were 10.2 percent and 10.6 percent during the second quarters of 1999 and 1998, respectively, and such weighted average yields were 9.9 percent and 10.3 percent during the first six months of 1999 and 1998, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 81 percent, to $47.8 million, in the second quarter of 1999 and by 53 percent, to $91.5 million, in the first six months of 1999. The increase is consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.4 percent and 8.7 percent during the first six months of 1999 and 1998, respectively.

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

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     Our gain on sale of finance receivables increased by 77 percent, to $226.0 million, in the second quarter of 1999 and by 57 percent, to $425.8 million, in the first six months of 1999. The gain recognized at the time of the sale fluctuates when changes occur in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in our securitizations); (iii) the amount and type of interest we retain in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Late in the second quarter of 1999, the general level of interest rates increased, causing us to incur higher interest costs on securitizations completed at that time. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 5.5 percent in the second quarter of 1999 from 5.7 percent in the second quarter of 1998 and decreased to 6.0 percent in the first six months of 1999 compared to
6.5 percent in the first six months of 1998.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated, which increases the amount of cash received when such receivables are sold in securitizations. Points and origination fees collected upon the securitization of finance receivables increased to $132.7 million (or 59 percent of the gain on sale recognized) in the second quarter of 1999 compared to $57.2 million (or 45 percent of the gain on sale recognized) in the second quarter of 1998; and increased to $243.2 million (or 57 percent of the gain on sale recognized) in the first six months of 1999 compared to $110.2 million (or 41 percent of the gain on sale recognized) in the comparable period of 1998.

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower rated securities. As a result, we have chosen to hold, rather than sell, certain securities having corporate guarantee provisions. We recognize no gain on the sale of the securities we hold, but we recognize greater interest income, net of related interest expense, over the term we hold them. At June 30, 1999, we held $661.7 million of such securities which are classified as actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with the financing transactions and other income from late fees. Such income increased by 41 percent, to $87.6 million, in the second quarter of 1999 and by 41 percent, to $170.2 million, in the first six months of 1999. Our servicing portfolio (on which we earn servicing income) and our net written insurance premiums both grew along with managed receivables.

     Finance interest expense increased by 26 percent, to $69.6 million, in the second quarter of 1999 and by 22 percent, to $126.2 million, in the first six months of 1999. Our borrowings increased to fund the increase in our average inventory of finance receivables generated by increases in our loan originations, commercial revolving credit and lease portfolio financings and securities held from our securitizations. These increases were offset somewhat by a decrease in our average borrowing rate to 6.2 percent in the second quarter of 1999 from 7.8 percent in the second quarter of 1998. Our average borrowing rate during the first six months of 1999 was 6.3 percent compared to 7.8 percent during the first six months of 1998.

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 15 percent, to $172.5 million, in the second quarter of 1999 and by 13 percent, to $322.4 million, in the first six months of 1999 reflecting: (i) the growth in our servicing portfolio; and
(ii) the increased volume of contracts originated.

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

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

     Our year-2000 projects are currently on schedule. We are conducting each year-2000 project in three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues; and (iii) a testing phase, designed to test the modifications after they have been installed. We have completed the audit and assessment phase and modification phase for all critical systems. We expect the testing phase of our program to be completed by the end of the third quarter of 1999. We believe that we have provided for sufficient time in order to complete any additional modifications, if necessary, before December 31, 1999.

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

     We currently estimate that the total expense of our year-2000 projects will be approximately $21.8 million. This expense is not material to our financial position and we are funding it through our operating cash flows. Approximately 70 percent of this expense has been incurred through June 30, 1999. This expense related primarily to modifying existing software systems.

     The impact of year-2000 issues will depend not only on the corrective actions we take, but also on the way in which year- 2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide capital, services, utilities or data to the Company; (ii) that receive services or data from the Company; or (iii) whose financial condition or operating capability is important to the Company. We are in the process of identifying and updating assessments of potential year-2000 risks associated with our external business relationships, such as third-party administrators, utilities and financial institutions. These procedures are necessarily limited to matters over which we are able to reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

     We are also assessing what contingency plans will be needed if any of our critical systems or those of external business relationships are not year-2000 ready at year-end 1999. We do not currently anticipate such a situation, but we will continue to update our contingency plans as new information becomes available.

     Our year-2000 projects are the highest priority for our information technology employees and others within the Company. We continue to work on other systems projects while our year-2000 projects are being completed; in many cases, we have accelerated system upgrades when the new systems address year-2000 issues.

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

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES
                              --------------------

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

     ITEM 5.  OTHER INFORMATION.

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





                                             GREEN TREE FINANCIAL CORPORATION


Dated: August 13, 1999                 By:   /s/ ROLLIN M. DICK
                                             --------------------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)