Form 10-Q/A
period 1999-03-31
GREEN TREE FINANCIAL CORP
filed 1999-09-10
CIK 890175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A

                                 Amendment No. 1

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

                GREEN TREE FINANCIAL CORPORATION AND SUBSIDIARIES

                              EXPLANATORY PARAGRAPH


     This Form 10-Q/A amends the Form 10-Q filed by Green Tree Financial Corporation on May 14, 1999, to correct the typographical error included in the second sentence of the fourth paragraph on page 7 of the Form 10-Q. The corrected sentence refers to assumptions used to determine the value of interest-only securities at March 31, 1999. In accordance with the instructions for Form 10-Q/A, Item 1 is included herein in its entirety.


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

     We record the interest-only security initially at a value representing an allocated portion of the cost basis of the finance receivables being sold. We adjust this value to estimated fair value each quarter. We used the following assumptions to determine the value of the interest-only securities at March 31, 1999. The difference between estimated fair value and the security's book value is included in unrealized depreciation of other investments.

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





                                          GREEN TREE FINANCIAL CORPORATION


Dated: September 10, 1999            By:  /s/ ROLLIN M. DICK
                                          --------------------
                                          Rollin M. Dick
                                          Executive Vice President and
                                            Chief Financial Officer
                                            (authorized officer and principal
                                            financial officer)