Form 10-Q/A
period 1999-06-30
GREEN TREE FINANCIAL CORP
filed 1999-09-10
CIK 890175

================================================================================

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

                             EXPLANATORY PARAGRAPH

     This Form 10-Q/A amends the Form 10-Q filed by Green Tree Financial Corporation on August 16, 1999, to correct the typographical error included in the captions in the chart on page 7 of the Form 10-Q. The corrected caption refers to securitizations completed in the first six months of 1999. In accordance with the instructions for Form 10-Q/A, Item 1 is included herein in its entirety.


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

                                                       Manufactured       Home equity/       Consumer/
                                                          housing       home improvement     equipment           Total
                                                          -------       ----------------     ---------           -----
                                                                                (Dollars in millions)

Cumulative amounts:
   Interest-only securities at fair value.............  $   745.1          $  487.8         $  197.0          $ 1,429.9
   Principal balance of sold finance receivables (a)..   22,356.8           9,337.6          3,852.5           35,546.9
Related to securitizations completed in the
  first six months of 1999:
     Weighted average stated customer interest rate
        on sold finance receivables (a) (b).............      9.5%             11.5%            10.8%
     Expected weighted average annual constant
        prepayment rate as a percentage of principal
        balance of sold finance receivables (a) (c).....     10.7%             28.1%            18.9%
     Expected nondiscounted credit losses as a
        percentage of principal balance of sold
        finance receivables (a) (c).....................      8.8%              3.2%             1.7%
     Weighted average discount rate used for
        determining the gain on sale of finance
        receivables.....................................     15.0%             15.0%            15.0%

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