Form 10-Q
period 1999-09-30
CONSECO FINANCE CORP
filed 1999-11-15
CIK 890175

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

                For the quarterly period ended September 30, 1999

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 1-08916


                              CONSECO FINANCE CORP.

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

                        Green Tree Financial Corporation
                        --------------------------------
                            Former Name of Registrant

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

         Shares of common stock outstanding as of October 29, 1999: 100

     The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                               September 30,   December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
                                                                                                (unaudited)
Actively managed fixed maturity securities at fair value (amortized cost: 1999 - $814.0;
   1998 - $342.5).............................................................................   $  774.7       $  340.8
Interest-only securities at fair value (amortized cost: 1999 - $1,525.9; 1998 - $1,313.6).....    1,406.9        1,305.4
Short-term investments........................................................................      172.9          195.2
Cash held in segregated accounts for investors................................................      864.8          843.7
Cash deposits, restricted under pooling and servicing agreements..............................      177.9          205.2
Other invested assets ........................................................................       22.2           16.8
Finance receivables...........................................................................    5,500.7        3,067.2
Other receivables.............................................................................      294.1          266.7
Receivables due from Conseco, Inc.............................................................      236.0          227.5
Servicing rights..............................................................................      134.7          116.4
Goodwill......................................................................................       50.9           53.2
Other assets..................................................................................      240.0          190.2
                                                                                                 --------       --------

       Total assets...........................................................................   $9,875.8       $6,828.3
                                                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................   $  864.8       $  843.7
   Liabilities related to deposit products....................................................      744.8           30.0
   Other liabilities..........................................................................      904.0          675.6
   Income tax liabilities.....................................................................      528.6          547.9
   Notes payable..............................................................................    2,968.5        1,584.9
   Notes payable due to Conseco, Inc..........................................................    1,517.1          854.0
                                                                                                 --------       --------

         Total liabilities....................................................................    7,527.8        4,536.1
                                                                                                 --------       --------

Shareholder's equity:
   Common stock and additional paid-in capital................................................    1,341.0        1,338.3
   Accumulated other comprehensive loss:
     Unrealized depreciation of actively managed fixed maturity securities and interest-only securities (net of applicable deferred income taxes:  1999 - $(58.6);
       1998 - $(3.3)).........................................................................      (99.7)          (6.6)
     Minimum pension liability adjustment (net of applicable deferred income taxes:
       1999 - $ -; 1998 - $(2.7)).............................................................        -             (4.4)
   Retained earnings..........................................................................    1,106.7          964.9
                                                                                                 --------       --------

         Total shareholder's equity...........................................................    2,348.0        2,292.2
                                                                                                 --------       --------

         Total liabilities and shareholder's equity...........................................   $9,875.8       $6,828.3
                                                                                                =========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                               Three months ended         Nine months ended
                                                                                  September 30,             September 30,
                                                                              --------------------      -------------------
                                                                              1999            1998      1999           1998
                                                                              ----            ----      ----           ----
Revenues:
   Net investment income:
     Finance receivables and other.........................................   $158.5        $ 73.7    $  398.7      $  203.8
     Interest-only securities..............................................     49.3          34.2       140.8          94.0
   Gain on sale of finance receivables.....................................    114.2         257.9       540.0         529.2
   Fee revenue and other income............................................     95.9          66.5       266.1         187.2
                                                                              ------        ------    --------      --------

         Total revenues....................................................    417.9         432.3     1,345.6       1,014.2
                                                                              ------        ------    --------      --------

Expenses:
   Provision for losses....................................................     28.3          14.5        76.8          25.7
   Interest expense........................................................     86.0          56.6       212.2         160.3
   Other operating costs and expenses......................................    180.8         168.4       503.2         453.9
   Nonrecurring charges....................................................      -             -           -           108.0
   Impairment charge.......................................................      -             -           -           549.4
                                                                              ------        ------    ---------     --------

         Total expenses....................................................    295.1         239.5       792.2       1,297.3
                                                                              ------        ------    --------      --------

         Income (loss) before income taxes and extraordinary charge........    122.8         192.8       553.4        (283.1)

Income tax expense (benefit)...............................................     51.6          73.1       211.6         (46.4)
                                                                              ------        ------    --------      --------

         Income (loss) before extraordinary charge.........................     71.2         119.7       341.8        (236.7)

Extraordinary charge on extinguishment of debt, net of taxes...............      -             9.0         -            11.5
                                                                              ------        ------    ---------     --------

         Net income (loss).................................................  $  71.2        $110.7    $  341.8      $ (248.2)
                                                                             =======        ======    ========      ========


















               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                              and additional      comprehensive     Retained
                                                                     Total    paid-in capital     income (loss)     earnings
                                                                     -----    ---------------     -------------     --------

Balance, January 1, 1999.......................................   $2,292.2      $1,338.3            $(11.0)         $  964.9

   Comprehensive income, net of tax:
     Net income................................................      341.8           -                 -               341.8
     Change in unrealized depreciation of actively managed
       fixed maturity investments and interest-only securities
       (net of applicable income tax benefit of $55.3).........      (93.1)          -               (93.1)              -
     Change in minimum pension liability (net of applicable
       income tax expense of $2.7).............................        4.4           -                 4.4               -
                                                                  --------

         Total comprehensive income............................      253.1

   Tax benefit related to issuance of shares under
     stock option plans........................................        2.7           2.7                -                 -
   Dividends on common stock...................................     (200.0)          -                  -             (200.0)
                                                                  --------      --------            -------         --------

Balance, September 30, 1999....................................   $2,348.0      $1,341.0            $(99.7)         $1,106.7
                                                                  ========      ========            ======          ========

Balance, January 1, 1998.......................................   $1,332.1      $  237.8            $ 18.6          $1,075.7

   Comprehensive loss, net of tax:
     Net loss..................................................     (248.2)          -                 -              (248.2)
     Change in unrealized appreciation (depreciation) of
       interest-only securities (net of applicable income
       tax benefit of $14.6)...................................      (23.7)          -               (23.7)              -
                                                                  --------

         Total comprehensive loss..............................     (271.9)

   Capital contribution from parent............................    1,100.0       1,100.0                -                -
   Issuance of stock warrants in conjunction with
     financing transaction.....................................        7.7           7.7                -                -
   Issuance of shares for stock options and for
     employee benefit plans....................................        1.7           1.7                -                -
   Tax benefit related to issuance of shares under stock option
     plans.....................................................        1.8           1.8                -                -
   Shares returned by executive due to recomputation
     of bonus..................................................      (23.4)        (23.4)               -                -
   Dividends on common stock...................................      (23.5)           -                 -              (23.5)
                                                                  --------      --------            ------          --------

Balance, September 30, 1998....................................   $2,124.5      $1,325.6            $ (5.1)         $  804.0
                                                                  ========      ========            ======          ========







               The accompanying notes are an integral part of the
                       consolidated financial statements.




                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)
                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                   ----------------------
                                                                                                   1999              1998
                                                                                                   ----              ----
Cash flows from operating activities:
   Net income (loss)........................................................................    $    341.8       $   (248.2)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of finance receivables....................................................        (540.0)          (529.2)
     Points and origination fees received...................................................         359.0            199.9
     Interest-only securities investment income.............................................        (140.8)           (94.0)
     Cash received from interest-only securities............................................         343.0            250.3
     Servicing income.......................................................................        (123.7)          (102.6)
     Cash received from servicing activities................................................         137.0            118.0
     Provision for losses...................................................................          76.8             25.7
     Amortization and depreciation..........................................................          37.4             32.3
     Income taxes...........................................................................         121.2            (71.4)
     Accrual and amortization of investment income..........................................         (12.1)            (9.3)
     Nonrecurring and impairment charges....................................................           -              629.5
     Extraordinary charge on extinguishment of debt.........................................           -               18.6
     Other..................................................................................         (13.3)            (8.6)
                                                                                                ----------       ----------

       Net cash provided by operating activities before settlement of prior year taxes......         586.3            211.0

     Payment of taxes in settlement of prior years..........................................         (85.1)             -
                                                                                                ----------       ----------

       Net cash provided by operating activities............................................         501.2            211.0
                                                                                                ----------       ----------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................       9,135.4          9,455.9
   Principal payments received on finance receivables.......................................       6,777.6          4,361.8
   Finance receivables originated...........................................................     (18,781.8)       (15,174.2)
   Other....................................................................................        (174.5)          (156.0)
                                                                                                ----------       ----------

       Net cash used by investing activities ...............................................      (3,043.3)        (1,512.5)
                                                                                                ----------       ----------

Cash flows from financing activities:
   Capital contribution from parent.........................................................           -            1,100.0
   Issuance of shares related to stock options..............................................           -                1.7
   Issuance of liabilities related to deposit products......................................         863.2              -
   Payments on liabilities related to deposit products......................................        (148.4)             -
   Issuance of notes payable and commercial paper...........................................      12,652.3          9,199.2
   Payments on notes payable and commercial paper...........................................     (10,647.3)        (9,062.5)
   Common stock dividends paid .............................................................        (200.0)           (23.5)
                                                                                                ----------       ----------

       Net cash provided by financing activities............................................       2,519.8          1,214.9
                                                                                                ----------       ----------

       Net decrease in short-term investments...............................................         (22.3)           (86.6)

Short-term investments, beginning of period.................................................         195.2            164.2
                                                                                                ----------       ----------

Short-term investments, end of period.......................................................    $    172.9       $     77.6
                                                                                                ==========       ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 1998 Form 10-K of Conseco Finance Corp. ("we", "Conseco Finance" or the "Company", formerly Green Tree Financial Corporation prior to its name change in November 1999).

     Conseco Finance is a financial services holding company that originates, purchases, sells and services consumer and commercial finance loans throughout the United States. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Our unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, that are necessary to present fairly Conseco Finance's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 1999 presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     Finance receivables, summarized by type, were as follows:

                                                                              September 30,    December 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                   (Dollars in millions)

Manufactured housing.........................................................   $  603.8         $  798.8
Mortgage services............................................................    1,860.4            603.5
Consumer/credit card.........................................................    1,396.7            587.3
Commercial...................................................................    1,700.7          1,120.6
                                                                                --------         --------

                                                                                 5,561.6          3,110.2

Less allowance for doubtful accounts.........................................       60.9             43.0
                                                                                --------         --------

     Net finance receivables.................................................   $5,500.7         $3,067.2
                                                                                ========         ========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     On September 8, 1999, we announced that we would no longer structure the securitizations of the loans we originate in a manner that results in gain-on-sale revenues. We will use the portfolio method to account for all future financings that support our lending activities. Securitization transactions completed after September 8, 1999 are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level which is higher than the level considered to be a clean-up call. Pursuant to Financial Accounting Standards Board Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, such securitization transactions are accounted for as securitized borrowings rather than sales.

     For loans we finance through securitizations, this change and the resulting use of the portfolio method of accounting, will have no effect on the total profit we recognize over the life of each new loan, but it will change the timing of profit recognition. Under the portfolio method, we will recognize earnings over the life of a new loan as it generates interest. As a result, our reported earnings from each new loan under the portfolio method will be lower in the period it is securitized (compared to our historical method) and higher in later periods, as interest is earned on the loan.

     The securitizations completed prior to our September 8, 1999 announcement met the applicable criteria to be accounted for as sales. We sold $9.7 billion of finance receivables during 1999 prior to our September 8, 1999 announcement and recognized gains of $540.0 million. We sold $9.4 billion of finance receivables during the first nine months of 1998 and recognized gains of $529.2 million. At the time the loans were securitized and sold, we recognized a gain and recorded our residual interest in the securitization. The residual interest represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a fair market value and amortized cost of $774.7 million and $814.0 million, respectively, at September 30, 1999, and were classified as actively managed fixed maturity securities.

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables securitized prior to September 8, 1999 in transactions accounted for as sales. We adjust this value to estimated fair value each quarter. We used the following assumptions to adjust the amortized cost to estimated fair value at September 30, 1999. The difference between estimated fair value and the amortized cost of the interest-only securities is included in accumulated other comprehensive loss.

                                                       Manufactured       Home equity/       Consumer/
                                                          housing       home improvement     equipment           Total
                                                          -------       ----------------     ---------           -----
                                                                              (Dollars in millions)

Interest-only securities at fair value...............   $   797.3          $  453.5           $  156.1        $ 1,406.9
Cumulative principal balance of sold finance
   receivables at September 30, 1999 (a).............    23,676.3           9,480.2            3,999.5         37,156.0
Weighted average stated customer interest rate
   on sold finance receivables (a)...................        10.0%             11.5%              10.9%
Assumptions to determine estimated fair value of
   interest-only securities at September 30, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a) (b)        11.4%             27.8%              23.6%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a) (b)...........         6.1%              3.6%               2.3%
     Weighted average discount rate .................        14.0%             14.0%              14.0%

--------------------

(a) Excludes finance receivables sold in revolving-trust securitizations.
(b) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We used the assumptions in the table below to determine the initial value of the interest-only securities related to new securitizations in the first nine months of 1999.

                                                        Manufactured        Home equity/       Consumer/
                                                           housing        home improvement     equipment
                                                           -------        ----------------     ---------
                                                                              (Dollars in millions)
Related to securitizations completed in the
  first nine months of 1999:
     Weighted average stated customer interest rate
       on sold finance receivables (a) (b).............      9.7%              11.7%              10.8%
     Assumptions to determine gain on sale during
       the first nine months of 1999:
       Expected weighted average annual constant
         prepayment rate as a percentage of principal
         balance of sold finance receivables (a) (c)...     10.6%              27.7%              18.9%
       Expected nondiscounted credit losses as a
         percentage of principal balance of sold
         finance receivables (a) (c)...................      8.6%               3.3%               1.7%
       Weighted average discount rate used for
         determining the gain on sale of finance
         receivables...................................     15.0%              15.0%              15.0%

--------------------

(a)  Excludes finance receivables sold in revolving-trust securitizations.
(b) The stated interest rate reflects reductions in rates due to collection of points. Including such points, the effective yield on manufactured housing finance receivables was approximately 10.8 percent in the first nine months of 1999.
(c) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Credit quality was as follows:

                                                                                       September 30,
                                                                                   --------------------
                                                                                   1999            1998
                                                                                   ----            ----

60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................        1.27%            1.10%
                                                                                   ====             ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................        1.20%            1.06%
                                                                                   ====             ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................        1.20%            1.00%
                                                                                   ====             ====

     Activity in the interest-only securities account was as follows:

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  -------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                  (Dollars in millions)

Balance, beginning of period................................................   $1,305.4        $1,398.7
   Additions resulting from securitizations during the period...............      414.5           566.6
   Investment income........................................................      140.8            94.0
   Cash received............................................................     (343.0)         (250.3)
   Impairment charge to reduce carrying value...............................        -            (544.4)
   Change in unrealized depreciation charged to shareholder's equity........     (110.8)          (43.5)
                                                                               --------        --------

Balance, end of period......................................................   $1,406.9        $1,221.1
                                                                               ========        ========

     In conjunction with certain sales of finance receivables, we provided guarantees aggregating approximately $1.7 billion at September 30, 1999. We believe the likelihood of a significant loss from such guarantees is remote.

     NOTES PAYABLE

     Notes payable (together with interest rates as of September 30, 1999) were as follows:

                                                                                      September 30,  December 31,
                                                                                          1999           1998
                                                                                          ----           ----
                                                                                          (Dollars in millions)

Note payable to Conseco (5.63%).....................................................    $1,517.1       $  854.0
Master repurchase agreements due on various dates in 2000 (6.13%)...................     1,785.4          780.6
Credit facility collateralized  by retained interests in securitizations
   due 2000 (7.38%).................................................................       675.0          300.0
10.25% senior subordinated notes due 2002...........................................       267.3          267.3
Medium term notes due October 1999 to April 2003 (6.58%)............................       238.7          238.7
Other...............................................................................         6.1            3.2
                                                                                        --------       --------

   Total principal amount...........................................................     4,489.6        2,443.8

Less unamortized net discount.......................................................         4.0            4.9
                                                                                        --------       --------

   Total............................................................................    $4,485.6       $2,438.9
                                                                                        ========       ========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     As of September 30, 1999, we had $5.0 billion of master repurchase agreement capacity (of which $1,785.4 million was outstanding) with various investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one-year terms, which can be extended each quarter by mutual agreement of the parties for an additional year, based upon our financial performance.

     RELATED PARTY TRANSACTIONS

     Pursuant to a promissory note with Conseco, $1,517.1 million was payable at September 30, 1999. The note bears interest at LIBOR plus a margin of .35 percent and both the principal and interest are due on demand. The Company may borrow up to $2.0 billion under the note. Interest expense incurred under the note totaled $49.3 million for the nine months ended September 30, 1999.

     At September 30, 1999, $73.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

     In the second quarter of 1999, the Company paid a $200.0 million common stock dividend to Conseco.

     LITIGATION

     Conseco Finance has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals (8th Circuit).

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

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

     RESULTS OF OPERATIONS

                                                                         Three months ended          Nine months ended
                                                                            September 30,             September 30,
                                                                         ------------------         ------------------
                                                                         1999          1998         1999          1998
                                                                         ----          ----         ----          ----
                                                                                     (Dollars in millions)
Contract originations:
   Manufactured housing..............................................  $ 1,794.5    $  1,668.0    $  5,189.2    $ 4,546.1
   Mortgage services.................................................    1,726.5       1,337.5       5,095.8      3,628.2
   Consumer/credit card..............................................    1,123.7         746.6       2,404.9      2,011.1
   Commercial........................................................    2,367.2       1,950.4       6,506.1      5,310.8
                                                                       ---------   -----------    ----------    ---------

     Total...........................................................  $ 7,011.9    $  5,702.5     $19,196.0    $15,496.2
                                                                       =========    ==========     =========    =========

Securitizations of finance receivables recorded as sales:
   Manufactured housing..............................................  $ 1,854.5     $ 1,650.0     $ 5,335.6    $ 4,206.4
   Home equity/home improvement......................................      747.4       1,399.8       3,696.1      2,978.9
   Consumer/equipment................................................        -           800.0         770.7      1,574.5
   Leases............................................................        -           291.3         252.7        291.3
   Commercial and retail revolving credit............................       25.2          34.7         117.7        523.1
   Retained bonds....................................................     (143.8)       (115.5)       (515.2)      (129.8)
                                                                       ---------      --------     ---------    ---------

     Total...........................................................  $ 2,483.3     $ 4,060.3     $ 9,657.6    $ 9,444.4
                                                                       =========     =========     =========    =========

Managed receivables (average):
   Manufactured housing..............................................  $23,469.1     $19,903.3     $22,426.4    $19,057.6
   Mortgage services.................................................   10,810.8       6,794.7       9,740.5      5,986.6
   Consumer/credit card..............................................    3,444.9       2,560.5       3,178.1      2,233.8
   Commercial........................................................    5,492.1       4,249.8       5,388.3      3,902.0
                                                                       ---------     ---------     ---------    ---------

     Total...........................................................  $43,216.9     $33,508.3     $40,733.3    $31,180.0
                                                                       =========     =========     =========    =========

Net investment income:
   Finance receivables and other.....................................  $   158.5     $    73.7     $   398.7    $   203.8
   Interest-only securities..........................................       49.3          34.2         140.8         94.0
Gain on sale of finance receivables..................................      114.2         257.9         540.0        529.2
Fee revenue and other income.........................................       95.9          66.5         266.1        187.2
                                                                       ----------    ---------     ---------    ---------

     Total revenues..................................................      417.9         432.3       1,345.6      1,014.2
                                                                       ---------     ---------     ---------    ---------

Provision for losses.................................................       28.3          14.5          76.8         25.7
Interest expense.....................................................       86.0          56.6         212.2        160.3
Other operating costs and expenses...................................      180.8         168.4         503.2        453.9
                                                                       ---------     ---------     ---------    ---------

     Total expenses..................................................      295.1         239.5         792.2        639.9
                                                                       ---------     ---------     ---------    ---------

     Operating income before impairment and nonrecurring
       charges, income taxes and extraordinary charge................      122.8         192.8         553.4        374.3

Impairment charge....................................................        -             -             -         (549.4)
Nonrecurring charges.................................................        -             -             -         (108.0)
                                                                       ---------     ---------     ---------    ---------

     Income (loss) before income taxes and extraordinary charge......  $   122.8     $   192.8     $   553.4    $  (283.1)
                                                                       =========     =========     =========    =========


                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     Contract originations in the third quarter of 1999 were $7.0 billion, up 23 percent over 1998. Contract originations in the first nine months of 1999 were $19.2 billion, up 24 percent over 1998.

     Manufactured housing contract originations increased by $126.5 million, or
7.6 percent, in the third quarter of 1999 and by $643.1 million, or 14 percent, during the first nine months of 1999. The 1999 year-to-date increase was due to a 5.2 percent increase in the average contract size and a 8.6 percent increase in the number of contracts originated.

     Mortgage services contract originations increased by $389.0 million, or 29 percent, in the third quarter of 1999 and by $1,467.6 million, or 40 percent, during the first nine months of 1999. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card contract originations increased by $377.1 million, or 51 percent, in the third quarter of 1999 and by $393.8 million, or 20 percent, during the first nine months of 1999 because of our successful marketing efforts.

     Commercial originations increased by $416.8 million, or 21 percent, in the third quarter of 1999 and by $1,195.3 million, or 23 percent, during the first nine months of 1999, reflecting higher production in most areas of commercial financing.

     Securitizations of finance receivables occur when the finance receivables we originate are transferred to a special purpose entity which we establish for the limited purpose of selling securities which are backed by the cash flows from the transferred loans. Prior to our September 8, 1999 announcement, these transactions were structured in a manner which required us to recognize gain-on-sale revenues. Securitizations completed after September 8, 1999 are being structured in a manner which will require us to account for the transactions as secured borrowings.

     The amount of receivables we securitize in a particular period depends on many factors, including: (i) the volume of recent originations; (ii) market conditions; and (iii) the availability and cost of alternative financing. The total finance receivables sold in the third quarter of 1999 decreased by 39 percent from the third quarter of 1998 reflecting the change in securitization structure announced in September 1999. The total finance receivables sold in the first nine months of 1999 increased by 2.3 percent over the same period in 1998. We held $5.5 billion of finance receivables on our balance sheet at September 30, 1999, an increase of $2.2 billion over September 30, 1998, primarily as a result of an increase in originations and the change to portfolio lending.

     Managed receivables include finance receivables sold through securitizations prior to our September 8, 1999 announcement, as well as the finance receivables and related interests recorded on our balance sheet. Average managed receivables increased to $43.2 billion in the third quarter of 1999, up 29 percent over 1998, and to $40.7 billion in the first nine months of 1999, up 31 percent over the same period in 1998.

     Net investment income on finance receivables and other consists of: (i) interest earned on unsold finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 115 percent, to $158.5 million, in the third quarter of 1999 and increased by 96 percent, to $398.7 million, in the first nine months of 1999. The increase is consistent with the increase in average finance receivables during the 1999 periods. The weighted average yields earned on finance receivables and other investments were
11.7 percent and 10.5 percent during the third quarters of 1999 and 1998, respectively, and such weighted average yields were 12.2 percent and 10.9 percent during the first nine months of 1999 and 1998, respectively.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 44 percent, to $49.3 million, in the third quarter of 1999 and by 50 percent, to $140.8 million, in the first nine months of 1999. The increase is consistent with the change in the average balance of interest-only securities and the increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were 13.6 percent and 9.7 percent during the first nine months of 1999 and 1998, respectively. As a result of the change in the structure of our securitizations, we will account for future transactions as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities. As a result, future investment income accreted on the interest-only securities will decrease, as cash remittances from the gain-on- sale securitizations reduce the interest-only security balances. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

accreted on the interest-only security would decrease in future periods. See Gain on sale of finance receivables below for further discussion of how the September 8, 1999 change will affect our future earnings.

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related transaction costs) and the allocated carrying amount of the receivables sold. The amount relates to the securitizations structured as sales which occurred prior to our September 8, 1999 announcement previously discussed. In those securitizations, we determined the allocated carrying amount by allocating the total carrying amount of the receivables between the portion sold and any retained interests (securities classified as fixed maturities, interest-only securities and servicing rights), based on their relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale decreased by 56 percent, to $114.2 million, in the third quarter of 1999 and increased by 2.0 percent, to $540.0 million, in the first nine months of 1999. The decrease in the third quarter primarily reflects the decrease in securitizations structured as sales and to a lesser extent, the lower ratio of gain on sale to loans sold. Securitizations completed in future periods will be structured as secured borrowings and no gain on sale will be recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. Late in the second quarter of 1999 and continuing into the third quarter of 1999, the general level of interest rates increased, causing us to incur higher interest costs on securitizations completed at that time. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 4.6 percent in the third quarter of 1999 from 6.4 percent in the third quarter of 1998 and decreased to 5.7 percent in the first nine months of 1999 compared to 5.9 percent in the first nine months of 1998.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated, which increases the amount of cash received when such receivables are securitized. Points and origination fees collected upon the securitization of finance receivables increased to $115.8 million (or 101 percent of the gain on sale recognized) in the third quarter of 1999 compared to $89.7 million (or 35 percent of the gain on sale recognized) in the third quarter of 1998; and increased to $359.0 million (or 66 percent of the gain on sale recognized) in the first nine months of 1999 compared to $199.9 million (or 38 percent of the gain on sale recognized) in the comparable period of 1998.

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower-rated securities in our securitization structure. As a result, we have chosen to reduce the amount of securities sold by the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999 announcement, these securities were treated as retained interests in the securitization trusts. We recognize no gain on the sale on such securities, but we recognize greater interest income, net of related interest expense, over the term we hold them. At September 30, 1999, we held $774.7 million of such securities which are classified as actively managed fixed maturities.

     The change to the structure of our future securitizations will have no effect on the total profit we recognize over the life of each new loan, but it will change the timing of profit recognition. Under the portfolio method (the accounting method required for our future securitizations which are structured as secured borrowings), we will recognize: (i) earnings over the life of new loans as interest revenues are generated; and (ii) interest expense on the securities which are sold to investors in the loan securitization trusts. As a result, our reported earnings from new loans securitized in transactions accounted for under the portfolio method will be lower in the period in which the loans are securitized (compared to our historical method) and higher in later periods, as interest spread is earned on the loans.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with the financing transactions and other income from late fees. Such income increased by 44 percent, to $95.9 million, in the third quarter of 1999 and by 42 percent, to $266.1 million, in the first nine months of 1999. Our servicing portfolio (on which we earn servicing income) and our net written insurance premiums both grew along with managed receivables. As a

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

result of the change in the structure of our future securitizations announced on September 8, 1999, we will no longer record an asset for servicing rights at the time of our securitizations, nor will we record servicing fee revenue; instead, the entire amount of interest income will be recorded as investment income. Accordingly, the amount of servicing income will decline in subsequent periods.

     Provision for losses increased by 95 percent, to $28.3 million, in the third quarter of 1999 and by 199 percent, to $76.8 million, in the first nine months of 1999. The increase is principally due to the increase of loans held on our balance sheet. Under the portfolio method which will be used for future securitizations, we will recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded on the gain-on-sale basis, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Interest expense increased by 52 percent, to $86.0 million, in the third quarter of 1999 and by 32 percent, to $212.2 million, in the first nine months of 1999. Our borrowings grew in order to fund the increase in finance receivables. These increases were offset somewhat by a decrease in our average borrowing rate to 6.5 percent in the third quarter of 1999 from 6.9 percent in the third quarter of 1998. Our average borrowing rate during the first nine months of 1999 was 6.4 percent compared to 7.5 percent during the first nine months of 1998.

     Under the portfolio method which will be used for future securitizations, we will recognize interest expense on the securities issued to investors in the securitization trusts.

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 7.4 percent, to $180.8 million, in the third quarter of 1999 and by 11 percent, to $503.2 million, in the first nine months of 1999 reflecting: (i) the growth in our servicing portfolio; and
(ii) the growth in our loan origination offices and infrastructure.

     An impairment charge of $549.4 million was recognized in the first nine months of 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     Nonrecurring charges of $108.0 million were recognized in the first nine months of 1998 and include various costs related to the Merger (including investment banking, accounting, legal and regulatory fees).

     YEAR-2000 MATTERS

     Many of today's computer programs were originally designed to identify each year using two digits. So, certain date- sensitive software may recognize the date "00" as the year 1900, rather than the year 2000. The failure to correct a material year-2000 problem could result in an interruption in, or failure of, a number of normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the year-2000 problem, including uncertainty about the preparedness of our external business relationships, we are not able currently to determine whether the consequences of year-2000 failures will have a material impact on our results of operations, liquidity or financial condition. We believe, however, that our year-2000 readiness efforts (described below) will minimize the likelihood of a material adverse impact.

     A number of our employees (including several officers), as well as external consultants and contract programmers, were assigned to work on various year-2000 projects. We analyzed our application systems, operating systems, hardware, networks, electronic data interfaces and infrastructure devices (such as facsimile machines and telephone systems).

     We divided each year-2000 project into three phases: (i) an audit and assessment phase, designed to identify year-2000 issues; (ii) a modification phase, designed to correct year-2000 issues; and (iii) a testing phase, designed to test the installed modifications.

     We have completed all three phases for all projects. During the rest of 1999, we plan to re-review and re-test many of our critical systems and continue to assess and monitor the year-2000 readiness of the systems used by our business partners, vendors and other third parties. We believe that we have provided for sufficient time in order to complete any additional modifications, if necessary, before December 31, 1999.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     In the course of our year-2000 program, we: (i) converted numerous older systems to more modern, year-2000-ready systems already used elsewhere in the Company; (ii) purchased and installed new, year-2000-ready systems (we capitalized these costs and are amortizing them over their expected useful lives); and (iii) modified other systems to make them year-2000- ready (we charged these costs to operating expense). We currently estimate that the total cost of our year-2000 program will be approximately $22 million, of which approximately 95 percent (related primarily to modifying existing software systems) had been incurred by September 30, 1999. This expense is not material to our financial position and we are funding it through our operating cash flows.

     The impact of year-2000 issues will depend not only on the corrective actions we take, but also on the way in which year-2000 issues are addressed by governmental agencies, businesses and other third parties: (i) that provide us with capital, services, utilities or data; (ii) that receive services or data from us; or (iii) whose financial condition or operating capability is important to us. We continue to update our assessments of potential year-2000 risks associated with our third-party relationships. These assessments are necessarily limited to matters over which we can reasonably exercise control. We have been informed by our key financial institutions and utilities that they will be year-2000 ready at year-end 1999.

     We are also continuing to develop contingency plans designed to help us conduct business as usual in the unlikely event of a year-2000-related disruption.

     Our year-2000 program continues to be the highest priority for our information technology employees and others within the Company. Our objective is to continue providing our clients and business partners with quality service during the century changeover. We have continued to work on other systems projects during our year-2000 program; in many cases, we have accelerated system upgrades when the new systems also address year-2000 issues.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments, and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies;
(iii) customer response to new products, distribution channels and marketing initiatives; (iv) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (v) increasing competition in the finance business; (vi) regulatory changes or actions, including those relating to regulation of financial services; (vii) the ability of the Company and its vendors and other external parties to achieve Year 2000 readiness for significant systems and operations on a timely basis;
(viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

     Conseco Finance has been served with various related lawsuits which were filed in the United States District Court for the District of Minnesota. These lawsuits were filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during the alleged class periods that generally run from February 1995 to January 1998. One such action did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants have obtained an order from the United States District Court for the District of Minnesota consolidating the lawsuits seeking class action status into two actions: one which pertains to a purported class of common stockholders and the other which pertains to a purported class of stock option traders. Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. The Company believes that the lawsuits are without merit and intends to defend such lawsuits vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals (8th Circuit).

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

     ITEM 5.  OTHER INFORMATION.

     None.

     ITEM 6.      (a)      Exhibits

      3(a) Restated Certificate of Incorporation of Conseco Finance Corp. was filed with the Securities and Exchange Commission as Exhibit
               3.2 to the Company's Registration Statement on Form S-3/A (No. 333-85037) and is incorporated herein by reference.

      3(c) Restated Bylaws of Conseco Finance Corp. were filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company's Registration Statement on Form S-3/A (No. 333-85037) and are incorporated herein by reference.

      12       Computation of Ratio of Earnings to Fixed Charges

      27       Financial Data Schedule

                  (b)      Reports on Form 8-K - None

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------




                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CONSECO FINANCE CORP.


Dated: November 15, 1999               By:   /s/ ROLLIN M. DICK
                                             ------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                               Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)