Form 10-K405
period 1999-12-31
CONSECO FINANCE CORP
filed 2000-04-14
CIK 890175

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                 For the fiscal year ended DECEMBER 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]
                For the transition period from        to

                        Commission file number: 1-08916
                             CONSECO FINANCE CORP.

                  DELAWARE                                    NO. 41-1807858
           State of Incorporation                     IRS Employer Identification No.

            1100 Landmark Towers
      Saint Paul, Minnesota 55102-1639                        (651) 293-3400
   Address of principal executive offices                        Telephone
                              GREEN TREE FINANCIAL CORPORATION
                                 Former name of Registrant

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                           Name of each exchange
 10 1/4% Senior Subordinated Notes due 2002                 on which registered
                                                       New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS
(I)(1)(a) AND (b) ON FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] No [ ]

     Aggregate market value of common stock held by nonaffiliates: Effective July 1, 1998, the Company's common stock is no longer traded on an established public trading market.

     Shares of common stock outstanding as of April 10, 2000: 103

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS OF CONSECO FINANCE

     The Registrant meets the conditions set forth in the General Instructions
(I) (1) (a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 1, except for a brief description of the business done by the Registrant and its subsidiaries during the most recent fiscal year.

     Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999) is a diversified financial services company with operations to originate, purchase, sell and service consumer and commercial finance loans throughout the United States. As used in this report, the terms "we," "Conseco Finance" or the "Company" refer to Conseco Finance Corp. and its consolidated subsidiaries. Conseco Finance became a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company, on June 30, 1998, as a result of Conseco's acquisition (the "Merger") of Conseco Finance. On March 31, 2000, Conseco announced that it plans to explore the sale of Conseco Finance and hire Lehman Brothers Inc. to assist in the planned sale.

     The Company was originally incorporated under the laws of the State of Minnesota in 1975. In 1995, the Company reincorporated under the laws of the State of Delaware. The Company's principal executive offices are located at 1100 Landmark Towers, 345 Saint Peter Street, Saint Paul, Minnesota 55102-1639, and our telephone number is (651) 293-3400.

MARKETING AND DISTRIBUTION

     Conseco Finance, with nationwide operations and managed finance receivables of $45.8 billion at December 31, 1999, is one of America's largest consumer finance companies, with leading market positions in retail home equity mortgages, home improvement loans and consumer and dealer floorplan loans for manufactured housing. Originations to customers in the following states accounted for at least 5.0 percent of our 1999 originations: Texas (7.5 percent), California (7.1 percent), Florida (6.2 percent) and North Carolina (5.9 percent).

     During 1999, we sold our aircraft and franchise commercial finance business. We also decided to discontinue the origination of commercial asset-based loans. These actions are consistent with our intention to focus our capital and resources on our core consumer businesses. The aircraft, franchise and commercial asset-based loans represented 6.4 percent of our originations during 1999.

     During 1999, 70 percent of our finance products were marketed indirectly to customers through intermediary channels such as dealers, vendors, contractors and retailers; the remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels follows:

     Dealers, Vendors, Contractors and Retailers. Manufactured housing, home improvement, home equity, consumer finance and equipment finance receivables are purchased from and originated by selected dealers and contractors after being underwritten and analyzed via one of the Company's automated credit scoring systems at one of our regional service centers. During 1999, these marketing channels accounted for the following percentages of total loan originations: 88 percent of consumer loans for manufactured housing, 61 percent of home improvement, 40 percent of home equity, 92 percent of consumer finance and 71 percent of equipment finance.

     Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 45 regional offices and 3 origination and processing centers. We originate home equity loans through a system of 139 retail satellite offices and 6 regional centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc. ("Conseco Bank"), a Utah industrial loan company, and through Green Tree Retail Services Bank, Inc. ("Retail Bank"), a South Dakota limited purpose credit card bank, both of which are wholly owned subsidiaries of the Company. We utilize direct mail to originate home improvement loans, home equity loans and credit cards. We provide commercial finance loans to dealers, manufacturers and other distributors through three regional lending centers. During 1999, these marketing channels accounted for the following percentages of total loan originations: 12 percent of manufactured housing, 39 percent of home improvement, 60 percent of home equity, 8 percent of consumer finance, 29 percent of equipment finance and 100 percent of retail credit contracts.

     Our products include the following consumer and commercial product lines:

     Manufactured Housing. We provide financing for consumer purchases of manufactured housing. During 1999, we originated $6.6 billion of contracts for manufactured housing purchases, or 26 percent of our total originations. At December 31, 1999, our managed receivables include $24.7 billion of contracts for manufactured housing purchases, or 54 percent of total managed receivables. Manufactured housing or a manufactured home is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles.

     The majority of sales contracts for manufactured home purchases are financed on a conventional basis. Federal Housing Administration and Veterans' Administration contracts represent less than 1 percent of our manufactured housing originations and 2 percent of our total servicing portfolio. Manufactured housing contracts are generally subject to minimum down payments of at least 5 percent of the amount financed and have terms of up to 30 years.

     Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 1999, 88 percent of our manufactured housing loan originations were purchased from dealers and 12 percent were originated directly by us.

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

     Mortgage Services. Products within this category include home equity and home improvement loans. During 1999, we originated $6.7 billion of contracts for these products, or 27 percent of our total originations. At December 31, 1999, our managed receivables include $12.2 billion of contracts for home equity and home improvement loans, or 27 percent of total managed receivables.

     We originate home equity loans through 139 retail satellite offices and 6 regional centers and through a network of correspondent lenders throughout the United States. The satellite offices are responsible for originating, processing, underwriting and funding the loan transaction. Subsequently, loans are re-underwritten on a test basis by a third party to ensure compliance with our credit policy. After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial and quality control functions.

     During 1999, approximately 60 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through approximately 220 correspondent lenders.

     Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 1999, approximately 57 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 1999 was approximately 91 percent. The majority of our home equity loans are fixed rate closed-end loans. We periodically purchase adjustable rate loans from our correspondent network. Adjustable rate loans accounted for 22 percent of our home equity finance volume during 1999.

     We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

     We finance both conventional home improvement contracts and contracts insured through the Federal Housing Administration Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also implemented an unsecured conventional home improvement lending program for certain customers which generally allows for loans of $2,500 to $15,000. Unsecured loans account for less than 3 percent of our home improvement servicing portfolio.

     Typically, an approved contractor submits the customer's credit application and construction contract to our centralized service center where an analysis of the creditworthiness of the customer is made using a proprietary credit scoring system. If it is determined that the application meets our underwriting guidelines, we typically purchase the contract from the contractor when the customer verifies satisfactory completion of the work.

     We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 39 percent of the home improvement finance originations during 1999.

     The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

     Consumer/Credit Card. These products include financing for consumer products and our private label credit card programs. During 1999, we originated $3.2 billion of contracts for these products, or 13 percent of our total originations. At December 31, 1999, our managed receivables include $3.8 billion of contracts for consumer product and credit card loans, or 8 percent of total managed receivables.

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

     COMMERCIAL FINANCING

     Commercial. Commercial financing primarily includes: (i) floorplan lending;
(ii) truck lending and leasing; and (iii) small-ticket equipment lending and leasing. During 1999, we originated $8.5 billion of contracts for commercial financing, or 34 percent of our total originations. At December 31, 1999, our managed receivables include $5.1 billion of contracts for commercial financing, or 11 percent of total managed receivables.

     During 1999, we sold our aircraft and franchise commercial finance divisions. We also decided to discontinue the origination of commercial asset-backed loans. These actions are consistent with our intention to focus our capital and resources on our core consumer businesses. During 1999, we originated $1.6 billion of these loans, or 6.4 percent of our total originations.

     "Floorplan receivables" represent the financing of product inventory for retail dealers of a variety of consumer products. The products securing the floorplan receivables include manufactured housing, recreational vehicles and marine products. During 1999, we originated $5.6 billion of these loans, or 22 percent of our total originations. We generally provide floorplan financing for products only if we have also entered into an agreement with the manufacturer, distributor or other vendor of such product to allow us to provide the consumer financing in connection with the sale of products that are the subject of the floorplan financing. Advances made for the purchase of inventory are most commonly arranged in the following manner: the dealer will contact the manufacturer and place a purchase order for a shipment of inventory. The manufacturer will then contact us to obtain approval for the loan. Upon such request, we will analyze whether: (i) the manufacturer is in compliance with its floorplan agreement; (ii) the dealer is in compliance with our program; and
(iii) such purchase order is within the dealer's credit limit. If these requirements are met, we will approve the loan. The manufacturer will then ship the inventory and directly submit the invoice for such purchase order to us for payment. Interest or finance charges normally begin as of the invoice date. The proceeds of the loan being made are paid directly to the manufacturer and are often funded a number of days subsequent to the invoice date depending upon specific arrangements with the manufacturer. Inventory inspections are frequently performed to physically verify the collateral securing the dealer's loan, check the condition of the inventory, account for any missing inventory and collect any funds due. Approximately two-thirds of our manufactured housing dealers are participants in this program.

     We also provide financing and leasing programs to commercial borrowers for the purchase of trucks and trailers and small equipment (such as computer, office and telecommunications equipment). During 1999, we originated $1.3 billion of these loans, or 5.2 percent of total originations. In early 2000, we significantly reduced our originations of loans and leases relating to trucks and trailers.

ITEM 2. PROPERTIES.

     The Company's servicing operations are housed in Saint Paul, Minnesota, in 120,000 square feet of a building owned by the Company. The Company operates 45 manufactured housing regional service centers and three commercial finance business centers. Such offices are leased, typically for a term of three to five years, and range in size from 1,700 to 22,000 square feet. We also operate a central servicing center in Rapid City, South Dakota. The lease on this facility has a remaining term of four years, with an option to purchase, and consists of 137,000 square feet. In Rapid City, South Dakota, we have agreed to lease one additional building under construction which will contain approximately 76,000 square feet. The home improvement and consumer product divisions lease their main office in Saint Paul, Minnesota. The lease has a remaining term of four years and consists of 125,000 square feet. The home equity business has operations in six regional locations and 139 regional satellite offices, plus a service center in Tempe, Arizona, which opened in February 1997 (which consists of three buildings totaling approximately 200,000 square feet). We also lease 4 other administrative offices in Minnesota, New Jersey and Georgia totaling approximately 197,000 square feet; these leases are short-term in length with remaining lease terms ranging from one to five years.

ITEM 3. LEGAL PROCEEDINGS.

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On

August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Effective July 1, 1998, the Company became a wholly owned subsidiary of Conseco and its common stock is no longer traded on an established public trading market. Dividends declared on common stock for 1998 were $.175 per common share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The Registrant meets the conditions set forth in the General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Registrant meets the conditions set forth in the General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 7, except for management's narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between 1999, 1998 and 1997.

     In this section, we review the consolidated results of operations of Conseco Finance for the three years ended December 31, 1999, and where appropriate, provide explanations for material changes in the amount of revenue and expense items during such periods. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

     On March 31, 2000, Conseco announced its plan to explore the sale of Conseco Finance and hire Lehman Brothers Inc. to assist in the planned sale.

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies;
(iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the contemplated sale process relating to the Company; and (ix) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, Inc., with the Securities and Exchange Commission.

     Results of operations for the three years ended December 31, 1999:

     The following tables and narratives summarize the results of our operations.

                                                                  1999         1998         1997
                                                                  ----         ----         ----
                                                                       (DOLLARS IN MILLIONS)
Loan originations:
  Manufactured housing......................................    $ 6,607.3    $ 6,077.5    $ 5,479.3
  Mortgage services.........................................      6,745.8      5,215.8      3,476.3
  Consumer/credit card......................................      3,241.3      2,727.9      1,511.0
  Commercial................................................      8,514.6      7,400.8      5,181.2
                                                                ---------    ---------    ---------
     Total..................................................    $25,109.0    $21,422.0    $15,647.8
                                                                =========    =========    =========
Securitizations of receivables recorded as sales:
  Manufactured housing......................................    $ 5,598.2    $ 5,556.4    $ 5,369.8
  Home equity/home improvement..............................      3,748.4      5,038.5      3,031.5
  Consumer/equipment........................................        600.0      2,022.4      1,615.5
  Leases....................................................           --        379.9        508.0
  Commercial and retail revolving credit....................        117.7        741.0        224.4
  Retained bonds............................................       (405.2)      (364.6)          --
                                                                ---------    ---------    ---------
     Total..................................................    $ 9,659.1    $13,373.6    $10,749.2
                                                                =========    =========    =========
Managed receivables (average):
  Manufactured housing......................................    $22,899.2    $19,478.2    $16,279.3
  Mortgage services.........................................     10,237.5      6,425.3      3,444.3
  Consumer/credit card......................................      3,324.1      2,388.6      1,368.9
  Commercial................................................      5,303.0      4,082.2      2,642.1
                                                                ---------    ---------    ---------
     Total..................................................    $41,763.8    $32,374.3    $23,734.6
                                                                =========    =========    =========
Revenues:
  Net investment income:
     Finance receivables and other..........................    $   647.1    $   295.5    $   220.4
     Interest-only securities...............................        185.1        132.9        125.8
  Gain on sale of finance receivables.......................        550.6        745.0        782.5
  Fee revenue and other income..............................        372.7        260.4        178.5
                                                                ---------    ---------    ---------
     Total revenues.........................................      1,755.5      1,433.8      1,307.2
                                                                ---------    ---------    ---------
Expenses:
  Provision for losses......................................        128.7         44.2         25.8
  Interest expense..........................................        341.3        213.7        160.9
  Other operating costs and expenses........................        697.2        601.9        444.4
                                                                ---------    ---------    ---------
     Total expenses.........................................      1,167.2        859.8        631.1
                                                                ---------    ---------    ---------
     Operating income before impairment and merger-related
       charges, income taxes and extraordinary charge.......        588.3        574.0        676.1
Impairment charges..........................................        554.3        549.4        190.0
Merger-related charges......................................           --        108.0           --
                                                                ---------    ---------    ---------
     Income (loss) before income taxes and extraordinary
       charge...............................................    $    34.0    $   (83.4)   $   486.1
                                                                =========    =========    =========

     General: We provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. The Company also markets physical damage and term mortgage life insurance and other credit protection relating to the loans it services.

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions after that date are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", such securitization transactions are accounted for as secured borrowings, whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

     The change to the structure of our new securitizations will have no effect on the total profit we recognize over the life of each new loan, but it will change the timing of profit recognition. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we will recognize: (i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provision for losses. As a result, our reported earnings from new loans securitized in transactions accounted for under the portfolio method will be lower in the period in which the loans are securitized (compared to our historical method) and higher in later periods, as interest spread is earned on the loans.

     Loan originations in 1999 were $25.1 billion, up 17 percent over 1998. Loan originations in 1998 were $21.4 billion, up 37 percent over 1997.

     Manufactured housing loan originations increased by $529.8 million, or 9 percent, during 1999 and by $598.2 million, or 11 percent, during 1998. The increase in 1999 is primarily due to an increase in the number of contracts written. The increase in 1998 is primarily due to an increase in the average size of the contracts written.

     Mortgage services loan originations increased by $1.5 billion, or 29 percent, during 1999 and by $1.7 billion, or 50 percent, during 1998. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card loan originations increased by $513.4 million, or 19 percent, during 1999 and by $1.2 billion, or 81 percent, during 1998. The increase is primarily the result of our successful marketing efforts, including a number of new private label credit card relationships with large retailers.

     Commercial loan originations increased by $1.1 billion, or 15 percent, during 1999 and increased by $2.2 billion, or 43 percent, during 1998. The increase primarily reflects higher production in floorplan financing.

     Securitizations of receivables recorded as sales relate to the securitizations structured prior to our September 8, 1999, announcement. The total finance receivables sold in 1999 decreased by 28 percent from 1998 reflecting the change in securitization structure described above.

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our balance sheet that have not been securitized. Average managed receivables increased to $41.8 billion in 1999, up 29 percent over 1998, and to $32.4 billion in 1998, up 36 percent over 1997.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 119 percent, to $647.1 million, in 1999 and by 34 percent, to $295.5 million, in 1998, consistent with the increases in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 12.2 percent,
10.8 percent and 12.5 percent during 1999, 1998 and 1997, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income increased by 39 percent, to $185.1 million, in 1999 and by 5.6 percent, to $132.9 million, in 1998. The increase is consistent with the change in the average balance of interest-only securities and the June 30, 1998, increase in the discount rate assumption we use to value our interest-only securities. The weighted average yields earned on interest-only securities were
13.5 percent, 13.2 percent and 11.2 percent during 1999, 1998 and 1997, respectively. As a result of the change in the structure of our securitizations, we will account for future transactions as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. The balance of the interest-only securities was reduced further in 1999 by the portion of the impairment charge related to the interest-only security ($533.8 million), which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income accreted on the interest-only security would decrease in future periods.

     Gain on sale of finance receivables is the difference between the proceeds from the sale of receivables (net of related sale costs) and the allocated carrying amount of the receivables sold, including deferred origination fees and costs. The amount relates to the securitizations structured as sales prior to our September 8, 1999, announcement. In those securitizations, we determined such carrying amount by allocating the total carrying amount of the finance receivables between the portion we sell and the interests we retain (generally, securities classified as fixed maturities, interest-only securities and servicing rights), based on each portion's relative fair values at the time of sale. Assumptions used in calculating the estimated fair value of such retained interests are subject to volatility that could materially affect operating results. Prepayment rates may vary from expected rates as a result of competition, obligor mobility, general and regional economic conditions and changes in interest rates. In addition, actual losses incurred as a result of loan defaults may vary from projected performance.

     Our gain on sale of finance receivables decreased by 26 percent, to $550.6 million, in 1999 and decreased by 4.8 percent, to $745.0 million, in 1998. The decrease in 1999 primarily reflects our decision to no longer structure our securitizations as sales and to a lesser extent, the lower ratio of gain on sale to loans sold. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain. The gain recognized in the first quarter of 1998 was reduced by $47 million for an interest-only security valuation adjustment. In response to higher prepayment rates and higher market yields on publicly traded securities similar to our interest-only securities, we increased the assumed prepayment and discount rates used to calculate the gain on sale of finance receivables for sales completed after June 30, 1998. During 1999, the general level of interest rates increased, causing us to incur higher interest costs on securitizations completed at that time. Accordingly, the amount of gain (before valuation adjustments) as a percentage of closed-end loans sold decreased to 5.4 percent in 1999 from 6.3 percent in 1998 and 7.4 percent in 1997.

     In recent periods, the Company has emphasized the inclusion of points and origination fees in finance receivables originated. Points and origination fees collected upon the securitization of finance receivables increased to $390.0 million (or 71 percent of the gain on sale recognized) in 1999 compared to $298.3 million (or 40 percent of the gain on sale recognized) in 1998; and $179.8 million (or 23 percent of the gain on sale recognized) in 1997.

     In recent periods, conditions in the credit markets have resulted in less-attractive pricing of certain lower-rated securities in our securitization structure. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we hold were treated as retained interests in the securitization trusts. We recognize no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At December 31, 1999 and 1998, we held $694.3 million and $340.8 million, respectively, of such securities which are classified as actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by

43 percent, to $372.7 million, in 1999 and by 46 percent, to $260.4 million, in 1998. Our servicing portfolio (on which we earn servicing income) and our net written insurance premiums both grew along with managed receivables. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income will decline in subsequent periods.

     Provision for losses increased by 191 percent, to $128.7 million, in 1999 and by 71 percent, to $44.2 million, in 1998. The increase is principally due to the increase of loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as secured borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Interest expense increased by 60 percent, to $341.3 million, in 1999 and by 33 percent, to $213.7 million, in 1998. Our borrowings grew in order to fund the increase in finance receivables. These increases were offset somewhat by a decrease in our average borrowing rate, which was 6.4 percent, 7.2 percent and
8.1 percent during 1999, 1998 and 1997, respectively, and a reduction in borrowings attributable to the proceeds of the $1.1 billion capital contribution from Conseco in 1998.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. Since these securities typically have higher interest rates than our other debt, we expect our average borrowing rate to increase in the future.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expense increased by 16 percent, to $697.2 million, in 1999 and by 35 percent, to $601.9 million, in 1998, reflecting: (i) the growth in our servicing portfolio; and (ii) the growth of our loan origination offices and infrastructure.

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the book value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

     During 1999 and early 2000 the Company re-evaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience, and refinements to the methodology of the model. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

     During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed our expectations and we concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using current assumptions. In addition, during the second quarter of 1998, the market yields of publicly traded securities similar to our interest-only securities increased. The new assumptions reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows to 15 percent from 11.5 percent; and (iii) an increase in anticipated default rates. We recognized a $549.4 million ($355.8 million after tax) impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     In 1997, we conducted a review of the systems, financial modeling and assumptions used in the valuation of our interest-only securities. The review was part of our ongoing process to ascertain the appropriateness of assumptions, systems and methods of modeling to determine the valuation of our interest-only securities. The nature and extent of the review procedures were influenced by our experiencing higher manufactured housing loan prepayments in 1997. We recognized a $190.0 million ($117.8 million after tax) impairment charge in 1997 to take into account the adverse prepayment experience in 1997 and our expectations of future prepayments, the effect upon the interest-only securities of partial prepayments (principal curtailments), and the impact that higher prepayments have on the weighted average rate of projected future interest due to investors.

     Merger-related charges of $108.0 million were recognized in 1998 and include: $5.0 million of transaction costs; $71.0 million of severance and other employment related costs; and $32.0 million of other costs. Transaction costs included expenses related to the Merger. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Reports of Independent Accountants..........................     14
Consolidated Balance Sheet at December 31, 1999 and 1998....     16
Consolidated Statement of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................     17
Consolidated Statement of Shareholder's Equity for the years
  ended December 31, 1999, 1998 and 1997....................     18
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     19
Notes to Consolidated Financial Statements..................     20

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholder of
  Conseco Finance Corp.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Conseco Finance Corp. (formerly Green Tree Financial Corporation prior to its name change in November 1999) and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Conseco Finance Corp. which statements reflect total revenues of $1,307.2 million for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included in 1997 for Conseco Finance Corp., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Minneapolis, Minnesota
April 13, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Conseco Finance Corp.
Saint Paul, Minnesota:

     We have audited the consolidated statements of operations, shareholder's equity and cash flows of Conseco Finance Corp. (formerly Green Tree Financial Corporation) and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Conseco Finance Corp. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1997.

                                             /s/ KPMG LLP

Minneapolis, Minnesota
January 27, 1998

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                                                  1999         1998
                                                                  ----         ----
Actively managed fixed maturities at fair value (amortized
  cost: 1999 -- $712.6; 1998 -- $342.5).....................    $   694.3    $  340.8
Interest-only securities at fair value (amortized cost:
  1999 -- $916.2; 1998 -- $1,313.6..........................        905.0     1,305.4
Cash and cash equivalents...................................        533.4       195.2
Cash held in segregated accounts for investors..............        849.7       843.7
Cash held in restricted accounts............................        270.6       205.2
Fixed maturities due from subsidiaries of Conseco, Inc......        104.6          --
Other invested assets.......................................        103.9        16.8
Finance receivables.........................................      4,978.5     3,067.2
Finance receivables -- securitized..........................      4,730.5          --
Receivables due from Conseco, Inc...........................        435.1       227.5
Servicing rights............................................        111.9       116.4
Goodwill....................................................         99.7        53.2
Other assets................................................        637.5       456.9
                                                                ---------    --------
          Total assets......................................    $14,454.7    $6,828.3
                                                                =========    ========
                        LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Investor payables.........................................    $   853.0    $  843.7
  Liabilities related to certificates of deposit............        870.5        30.0
  Other liabilities.........................................        743.5       675.6
  Income tax liabilities....................................        230.4       547.9
  Notes payable:
     Related to securitized finance receivables structured
      as collateralized borrowings..........................      4,641.8          --
     Due to Conseco, Inc....................................      2,116.7       854.0
     Other..................................................      2,563.8     1,584.9
                                                                ---------    --------
          Total liabilities.................................     12,019.7     4,536.1
                                                                ---------    --------
Shareholder's equity:
  Common stock and additional paid-in capital...............      1,641.0     1,338.3
  Accumulated other comprehensive loss (net of applicable
     deferred income tax benefit: 1999 -- $11.0;
     1998 -- $6.0)..........................................        (18.8)      (11.0)
  Retained earnings.........................................        812.8       964.9
                                                                ---------    --------
          Total shareholder's equity........................      2,435.0     2,292.2
                                                                ---------    --------
          Total liabilities and shareholder's equity........    $14,454.7    $6,828.3
                                                                =========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                  1999        1998        1997
                                                                  ----        ----        ----
Revenues:
  Net investment income:
     Finance receivables and other..........................    $  647.1    $  295.5    $  220.4
     Interest-only securities...............................       185.1       132.9       125.8
  Gain on sale of finance receivables.......................       550.6       745.0       782.5
  Servicing income..........................................       165.3       140.0       113.7
  Fee revenue and other income..............................       207.4       120.4        64.8
                                                                --------    --------    --------
     Total revenues.........................................     1,755.5     1,433.8     1,307.2
                                                                --------    --------    --------
Expenses:
  Provision for losses......................................       128.7        44.2        25.8
  Interest expense..........................................       341.3       213.7       160.9
  Cost of servicing.........................................       173.3       118.0        88.7
  Other operating costs and expenses........................       523.9       483.9       355.7
  Impairment charge.........................................       554.3       549.4       190.0
  Merger-related charges....................................          --       108.0          --
                                                                --------    --------    --------
     Total expenses.........................................     1,721.5     1,517.2       821.1
                                                                --------    --------    --------
     Income (loss) before income taxes and extraordinary
       charge...............................................        34.0       (83.4)      486.1
Income tax expense (benefit)................................       (16.4)       (7.6)      184.7
                                                                --------    --------    --------
     Income (loss) before extraordinary charge..............        50.4       (75.8)      301.4
Extraordinary charge on extinguishment of debt, net of
  taxes.....................................................         2.5        11.5          --
                                                                --------    --------    --------
     Net income (loss)......................................    $   47.9    $  (87.3)   $  301.4
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                 COMMON STOCK     ACCUMULATED OTHER
                                                                AND ADDITIONAL      COMPREHENSIVE     RETAINED
                                                      TOTAL     PAID-IN CAPITAL     INCOME (LOSS)     EARNINGS
                                                      -----     ---------------   -----------------   --------
Balance, January 1, 1997...........................  $1,137.5      $  321.1            $  (2.3)       $  818.7
  Comprehensive income, net of tax:
    Net income.....................................     301.4            --                 --           301.4
    Change in unrealized appreciation
       (depreciation) of interest-only securities
       (net of applicable income tax expense of
       $13.4 million)..............................      21.8            --               21.8              --
    Change in minimum pension liability adjustment
       (net of applicable income tax benefit of $.5
       million)....................................       (.9)           --                (.9)             --
                                                     --------
         Total comprehensive income................     322.3
  Issuance of shares for stock options and employee
    benefit plans..................................      55.8          55.8                 --              --
  Tax benefit related to issuance of shares under
    stock option plans.............................       6.2           6.2                 --              --
  Cost of shares acquired..........................    (145.3)       (145.3)                --              --
  Dividends on common stock........................     (44.4)           --                 --           (44.4)
                                                     --------      --------            -------        --------
Balance, December 31, 1997.........................   1,332.1         237.8               18.6         1,075.7
  Comprehensive income, net of tax:
    Net loss.......................................     (87.3)           --                 --           (87.3)
    Change in minimum pension liability adjustment
       (net of applicable income tax benefit of $.8
       million)....................................      (1.2)           --               (1.2)             --
    Change in unrealized appreciation
       (depreciation) of actively managed fixed
       maturity investments and interest-only
       securities (net of applicable income tax
       benefit of $16.7)...........................     (28.4)           --              (28.4)             --
                                                     --------
         Total comprehensive income................    (116.9)
  Capital contribution from parent.................   1,100.0       1,100.0                 --              --
  Issuance of shares for stock options.............       1.7           1.7                 --              --
  Tax benefit related to issuance of shares under
    stock option plans.............................      14.5          14.5                 --              --
  Issuance of warrants in conjunction with
    financing transaction..........................       7.7           7.7                 --              --
  Shares returned by former executive due to
    recomputation of bonus.........................     (23.4)        (23.4)                --              --
  Dividends on common stock........................     (23.5)           --                 --           (23.5)
                                                     --------      --------            -------        --------
Balance, December 31, 1998.........................   2,292.2       1,338.3              (11.0)          964.9
  Comprehensive income (loss), net of tax:
    Net income.....................................      47.9            --                 --            47.9
    Change in minimum pension liability adjustment
       (net of applicable income tax expense of
       $2.6 million)...............................       4.2            --                4.2              --
    Change in unrealized appreciation
       (depreciation) of actively managed fixed
       maturity investments and interest-only
       securities (net of applicable income tax
       benefit of $7.6)............................     (12.0)           --              (12.0)             --
                                                     --------
         Total comprehensive income................      40.1
  Issuance of common stock.........................     299.4         299.4                 --              --
  Tax benefit related to issuance of shares under
    stock option plans.............................       3.3           3.3                                 --
  Dividends on common stock........................    (200.0)           --                 --          (200.0)
                                                     --------      --------            -------        --------
Balance, December 31, 1999.........................  $2,435.0      $1,641.0            $ (18.8)       $  812.8
                                                     ========      ========            =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                1999          1998          1997
                                                                ----          ----          ----
Cash flows from operating activities:
  Net investment income..................................    $  1,009.0    $    640.3    $    482.0
  Points and origination fees............................         390.0         298.3         179.8
  Fee revenue and other income...........................         383.1         280.3         193.9
  Interest expense.......................................        (293.5)       (194.2)       (156.5)
  Merger-related charges.................................         (20.9)        (48.5)           --
  Other operating costs..................................        (655.7)       (598.0)       (629.6)
  Taxes..................................................        (188.0)        (29.0)        (31.8)
                                                             ----------    ----------    ----------
     Net cash provided by operating activities...........         624.0         349.2          37.8
                                                             ----------    ----------    ----------
Cash flows from investing activities:
  Cash received from the sale of finance receivables, net
     of expenses.........................................       9,516.6      13,303.6      10,683.2
  Principal payments received on finance receivables.....       7,487.2       6,065.9       4,084.4
  Finance receivables originated.........................     (24,650.5)    (21,261.6)    (15,550.2)
  Other..................................................        (196.8)        (78.2)        (74.8)
                                                             ----------    ----------    ----------
     Net cash used by investing activities...............      (7,843.5)     (1,970.3)       (857.4)
                                                             ----------    ----------    ----------
Cash flows from financing activities:
  Cash contributed by parent resulting from asset
     transfer............................................          18.2            --            --
  Capital contribution from parent.......................            --       1,100.0            --
  Issuance of shares related to stock options............            --           1.7           5.1
  Issuance of liabilities related to deposit products....       1,128.8            --            --
  Payments on liabilities related to deposit products....        (288.3)           --            --
  Issuance of notes payable and commercial paper.........      22,220.3      12,563.9      10,577.8
  Payments on notes payable and commercial paper.........     (15,321.3)    (11,990.0)     (9,473.9)
  Payment to repurchase equity securities................            --            --        (145.3)
  Common stock dividends paid............................        (200.0)        (23.5)        (44.4)
                                                             ----------    ----------    ----------
     Net cash provided by financing activities...........       7,557.7       1,652.1         919.3
                                                             ----------    ----------    ----------
     Net increase in cash and cash equivalents...........         338.2          31.0          99.7
Cash and cash equivalents, beginning of year.............         195.2         164.2          64.5
                                                             ----------    ----------    ----------
Cash and cash equivalents, end of year...................    $    533.4    $    195.2    $    164.2
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

     Conseco Finance Corp. ("we", "Conseco Finance", or the "Company", formerly Green Tree Financial Corporation prior to its name change in November 1999) is a financial services holding company that originates, purchases, sells and services consumer and commercial finance loans throughout the United States. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company. On March 31, 2000, Conseco announced its plan to explore the sale of the Company.

     On June 30, 1998, we completed a merger with Conseco (the "Merger") accounted for by Conseco as a pooling of interests. Each share of Conseco Finance common stock was exchanged for .9165 of a share of Conseco common stock. A total of 128.7 million shares of Conseco common stock were issued (including
5.0 million common equivalent shares issued in exchange for Conseco Finance's outstanding options). Conseco also contributed $1.1 billion of additional capital to Conseco Finance during 1998.

     On December 31, 1999, Conseco transferred the following assets to the Company at Conseco's carrying value: (i) fixed maturity investments due from affiliates of Conseco with a carrying value of $104.6 million; (ii) other invested assets with a carrying value of $100.5 million; and (iii) two insurance marketing companies with net assets having a carrying value of $94.3 million. The carrying value of these assets approximates fair value. Such amounts were added to the common stock and paid-in capital of the Company.

     The following summarizes the other invested assets received by the Company (dollars in millions):

Non-investment grade debt...................................  $ 17.8(a)
Limited partnerships and joint ventures.....................    42.3(b)
Junior certificates in asset-backed securities..............    40.4(c)
                                                              ------
     Total other invested assets received...................  $100.5
                                                              ======

-------------------------
(a) Represents an investment in non-investment grade debt which matures in 2004 with an interest rate of 7.8 percent. We record this investment at fair value, with any unrealized gain or loss, net of tax, recorded as a component of shareholder's equity. There was no such unrealized appreciation (depreciation) at December 31, 1999.

(b) Limited partnership and joint venture investments primarily include investments in companies over whose operations the Company exercises significant influence but does not control. We account for them using the equity method.

(c) These investments represent the rights to receive residual cash flows from various non-affiliated investment-backed securitization trusts. We carry these investments at estimated fair values. We determine fair value by discounting the projected future cash flows over the expected life of the investments in the trust using current default loss and interest rate assumptions. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the carrying value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. At

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     December 31, 1999, the unrealized appreciation (depreciation) related to these securities was not significant.

     The Company received the following net assets related to the subsidiaries transferred (dollars in millions):

Cash and short-term investments.............................  $18.2
Goodwill....................................................   49.5
Receivables due from Conseco, Inc...........................   11.2
Other assets:
  Intangible asset representing the net present value
     (discounted at 15 percent) of future commissions at the
     date of acquisition....................................   33.8
  Accounts receivable.......................................   17.0
  Other.....................................................    2.2
Accounts payable............................................  (34.2)
Income tax liabilities......................................   (3.4)
                                                              -----
     Net assets transferred.................................  $94.3
                                                              =====

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 1997 and 1998 consolidated financial statements and notes to conform with the 1999 presentation. These reclassifications have no effect on net income or shareholder's equity.

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

INTEREST-ONLY SECURITIES

     Interest-only securities represent the right to receive certain future cash flows from securitization transactions structured prior to our September 8, 1999, announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default loss and interest rate assumptions. Estimates for prepayments, defaults, and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the book value of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. See note 2 for additional discussion of gain on sale of receivables and interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include commercial paper, invested cash and other investments purchased with maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value.

FINANCE RECEIVABLES

     Finance receivables include manufactured housing, home equity, home improvement, general consumer, equipment, commercial finance and revolving credit loans. Commercial finance receivables generally represent dealer floorplan; truck lending and leasing; and small-ticket equipment lending and leasing (such as small-ticket computer, office and telecommunication equipment). Revolving credit loans consist of retail credit card arrangements with merchants, dealers and their customers. We carry finance receivables at amortized cost, net of an allowance for credit losses.

     We defer fees received and costs incurred when we originate finance receivables. We amortize deferred fees, costs, discounts and premiums over the contractual lives of the receivables, giving consideration to anticipated prepayments. We include such deferred fees or costs in the amortized cost of finance receivables.

     We generally stop accruing investment income on finance receivables after three consecutive months of contractual delinquency.

     Finance receivables transferred to securitization trusts in transactions structured as securitized borrowings are classified as finance receivables -- securitized. These receivables are held as collateral for the notes issued to investors in the securitization trusts. Finance receivables held by us without such collateral restrictions are classified as finance receivables.

PROVISION FOR LOSSES

     The provision for credit losses charged to expense is based upon an assessment of current and historical loss experience, loan portfolio trends, prevailing economic and business conditions, and other relevant factors. In management's opinion, the provision is sufficient to maintain the allowance for credit losses at a level that adequately provides for losses inherent in the portfolio.

     We reduce the carrying value of finance receivables to net realizable value after six months of contractual delinquency.

GOODWILL

     Goodwill includes: (i) the excess of the amount we paid to acquire a company over the fair value of its net assets; and (ii) the goodwill related to the two insurance marketing companies transferred from Conseco to the Company on December 31, 1999. We amortize goodwill on the straight-line basis generally over a 20-year period. At December 31, 1999, the total accumulated amortization of goodwill was $9.0 million. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we were to determine that changes in such projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period (no such changes have occurred). Cash flows considered in such an analysis are those of the business acquired.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

LIABILITIES RELATED TO CERTIFICATES OF DEPOSIT

     These liabilities relate to the certificates of deposits issued by our bank subsidiary. The liability and interest expense account are also increased for the interest which accrues on the deposits. The weighted average interest crediting rate on these deposits was 5.8 percent during 1999.

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

USE OF ESTIMATES

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the interest-only securities, servicing rights, goodwill, liabilities for deposit products, liabilities related to litigation, gain on sale of finance receivables, allowance for credit losses on finance receivables and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

REVENUE RECOGNITION FOR SALES OF FINANCE RECEIVABLES AND AMORTIZATION OF SERVICING RIGHTS

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, we are using the portfolio method (the accounting method required for securitizations which are structured as secured borrowings) to account for securitization transactions structured after that date. Our new securitizations are structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), such securitization transactions are accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales.

     For securitizations structured prior to September 8, 1999, we accounted for the sale of finance receivables in accordance with SFAS 125. In applying SFAS 125 to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying amount by allocating the carrying value of the finance receivables between the portion we sell and the interests we retain (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

     We amortize the servicing rights we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

     We evaluate servicing rights for impairment on an ongoing basis, stratified by product type and origination period. To the extent that the recorded amount exceeds the fair value, we establish a valuation

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
allowance through a charge to earnings. If we determine, upon subsequent measurement of the fair value of these servicing rights, that the fair value equals or exceeds the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     We use the following methods and assumptions to determine the estimated fair values of financial instruments:

     Actively managed fixed maturities. For fixed maturity securities, we use quotes from independent pricing services, where available. For investment securities for which such quotes are not available, we use values obtained from broker-dealer market makers or by discounting expected future cash flows using a current market rate appropriate for the yield, credit quality, and the maturity of the investment being priced.

     Interest-only securities. We discount future expected cash flows over the expected life of the receivables sold using prepayment, default, loss severity and interest rate assumptions that we believe market participants would use to value such securities.

     Other invested assets. We use quoted market prices, where available. When quotes are not available, we estimate the fair value based on: (i) discounted future expected cash flows; or (ii) independent transactions which establish a value for our investment. When we are unable to estimate a fair value, we assume a market value equal to carrying value.

     Cash and cash equivalents. The carrying amount for these instruments approximates their estimated fair value.

     Finance receivables. The estimated fair value of finance receivables, including those that have been securitized, is determined based on general market transactions which establish values for similar loans.

     Liabilities related to certificates of deposit. We estimate the fair value of these liabilities using discounted cash flow analyses based on current crediting rates. Since crediting rates are generally not guaranteed beyond one year, market value approximates carrying value.

     Notes payable. For publicly traded debt, we use current market values. For other notes, we use discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     Here are the estimated fair values of our financial instruments:

                                                                 1999                     1998
                                                         ---------------------    --------------------
                                                         CARRYING      FAIR       CARRYING      FAIR
                                                          AMOUNT       VALUE       AMOUNT      VALUE
                                                         --------      -----      --------     -----
                                                                     (DOLLARS IN MILLIONS)
Financial assets:
  Actively managed fixed maturities..................    $  694.3    $   694.3    $  340.8    $  340.8
  Interest-only securities...........................       905.0        905.0     1,305.4     1,305.4
  Fixed maturities due from subsidiaries of
     Conseco.........................................       104.6        104.6          --          --
  Other invested assets..............................       103.9        103.9        16.8        16.8
  Cash and cash equivalents..........................       533.4        533.4       195.2       195.2
  Finance receivables (including finance
     receivables -- securitized).....................     9,709.0     10,057.2     3,067.2     3,150.0
Financial liabilities:
  Liabilities related to certificates of deposit.....       870.5        870.5        30.0        30.0
  Notes payable:
     Notes payable and commercial paper..............     2,563.8      2,563.0     1,584.9     1,584.3
     Notes payable due to Conseco....................     2,116.7      2,116.7       854.0       854.0
     Related to securitized finance receivables
       structured as collateralized borrowings.......     4,641.8      4,636.8          --          --

IMPAIRMENT CHARGE

     During 1999 and early 2000 the Company re-evaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

     During the second quarter of 1998, prepayments on securitized loan contracts continued to exceed expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter. The assumptions used to determine the new value at that time were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. The new assumptions reflect the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase (to 15 percent from 11.5 percent) in the discount rate used to determine the present value of future cash flows; and (iii) an increase in anticipated default rates. We recognized a $549.4 million impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

     In 1997, we conducted a review of the systems, financial modeling and assumptions used in the valuation of our interest-only securities. The review was part of our ongoing process to ascertain the appropriateness of assumptions, systems and methods of modeling to determine the valuation of our interest-only securities. The nature and extent of the review procedures were influenced by our experiencing higher manufactured housing loan prepayments in 1997. We recognized a $190.0 million impairment charge in 1997 to take into account the

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
adverse prepayment experience in 1997 and our expectations of future prepayments, the effect upon the interest-only securities of partial prepayments (principal curtailments), and the impact that higher prepayments have on the weighted average rate of projected future interest due to investors.

CHARGE RELATED TO MERGER

     We recognized a $108.0 million merger-related charge in the second quarter of 1998 related to the Merger consisting of: $5.0 million of transaction costs; $71.0 million of severance and other employment related costs; and $32.0 million of other costs. Transaction costs included expenses related to the Merger. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is required to be implemented in year 2001. We are currently evaluating the impact of SFAS 133; at present, we do not believe it will have a material effect on our consolidated financial position or results of operations. Because of ongoing changes to implementation guidance, we do not plan on adopting the new standard until the first quarter of 2001.

     We implemented Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") on January 1, 1999. SOP 98-1 defines internal use software and when the costs associated with internal use software should be capitalized. The implementation of SOP 98-1 did not have a material effect on our consolidated financial position or results of operations.

2. FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES:

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, we are using the portfolio method to account for securitization transactions structured after that date. Our new securitizations are structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy claims of creditors of the Company. Pursuant to SFAS 125, such securitization transactions are accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales.

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as finance receivables-securitized. We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at December 31, 1999, was approximately 11.7 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     Finance receivables-securitized, summarized by type, were as follows at December 31, 1999 (dollars in millions):

Manufactured housing........................................    $  953.0
Mortgage services...........................................     2,077.3
Consumer/credit card........................................     1,076.9
Commercial..................................................       637.0
                                                                --------
                                                                 4,744.2
Less allowance for credit losses............................        13.7
                                                                --------
  Net finance receivables-securitized.......................    $4,730.5
                                                                ========

     The other finance receivables, summarized by type, were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Manufactured housing........................................  $  795.8     $  798.8
Mortgage services...........................................   1,277.0        603.5
Consumer/credit card........................................     824.7        587.3
Commercial..................................................   2,155.7      1,120.6
                                                              --------     --------
                                                               5,053.2      3,110.2
Less allowance for credit losses............................      74.7         43.0
                                                              --------     --------
  Net finance receivables...................................  $4,978.5     $3,067.2
                                                              ========     ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                           1999      1998      1997
                                                          ------    ------    ------
                                                            (DOLLARS IN MILLIONS)
Allowance for credit losses, beginning of year..........  $ 43.0    $ 19.8    $ 14.3
Provision for losses....................................   128.7      44.2      25.8
Credit losses...........................................   (83.3)    (21.0)    (20.3)
                                                          ------    ------    ------
Allowance for credit losses, end of year................  $ 88.4    $ 43.0    $ 19.8
                                                          ======    ======    ======

     The securitizations structured prior to our September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $694.3 million and $712.6 million, respectively, at December 31, 1999, (including gross unrealized gains of $11.4 million and gross unrealized losses of $29.7 million) and were classified as actively managed fixed maturity securities.

     During 1999, 1998 and 1997, the Company sold $9.7 billion, $13.4 billion and $10.7 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $550.6 million, $745.0 million and $782.5 million, respectively.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at December 31, 1999. The difference between estimated fair value and the amortized cost of the interest-only securities is included in accumulated other comprehensive loss, net of taxes.

                                                MANUFACTURED      HOME EQUITY/      CONSUMER/
                                                  HOUSING       HOME IMPROVEMENT    EQUIPMENT      TOTAL
                                                ------------    ----------------    ---------    ---------
                                                                  (DOLLARS IN MILLIONS)
Interest-only securities at fair value......     $   528.3          $  318.0        $   58.7     $   905.0
Cumulative principal balance of sold finance
  receivables at December 31, 1999..........      22,854.6           8,804.8         3,049.4      34,708.8
Weighted average stated customer interest
  rate on sold finance receivables..........         10.0%             11.5%           11.0%
Assumptions to determine estimated fair
  value of interest-only securities at
  December 31, 1999:
  Expected weighted average annual constant
     prepayment rate as a percentage of
     principal balance of related finance
     receivables(a).........................          9.4%             21.7%           22.4%
  Expected nondiscounted credit losses as a
     percentage of principal balance of
     related finance receivables(a).........          9.0%              5.8%            5.1%
  Weighted average discount rate............         14.0%             14.0%           14.0%

-------------------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

     We used the assumptions in the table below to determine the initial value of the interest-only securities related to securitizations accounted for as sales in 1999.

                                                           MANUFACTURED      HOME EQUITY/      CONSUMER/
                                                             HOUSING       HOME IMPROVEMENT    EQUIPMENT
                                                           ------------    ----------------    ---------
Related to securitizations completed in 1999:
  Weighted average stated customer interest rate on
     sold finance receivables(a).......................        9.7%             11.7%            11.4%
     Assumptions to determine gain on sale during 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of sold finance receivables(b)..........       10.6%             27.7%            25.8%
     Expected nondiscounted credit losses as a
       percentage of principal balance of sold finance
       receivables(b)..................................        8.6%              3.3%             2.8%
     Weighted average discount rate used for
       determining the gain on sale of finance
       receivables.....................................       14.0%             14.0%            14.0%

-------------------------
(a) The stated interest rate reflects reductions in rates due to collection of points. Including such points, the effective yield on manufactured housing finance receivables was approximately 10.8 percent in 1999.

(b) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
      losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities.

     Activity in the interest-only securities account during 1999 and 1998 is as follows:

                                                                1999         1998
                                                                ----         ----
                                                              (DOLLARS IN MILLIONS)
Balance, beginning of year................................    $1,305.4     $1,398.7
  Additions resulting from securitizations during the
     period...............................................       393.9        719.6
  Investment income.......................................       185.1        132.9
  Cash received...........................................      (442.6)      (358.0)
  Impairment charge to reduce carrying value..............      (533.8)      (544.4)
  Change in unrealized depreciation charged to
     shareholder's equity.................................        (3.0)       (43.4)
                                                              --------     --------
Balance, end of year......................................    $  905.0     $1,305.4
                                                              ========     ========

     Credit quality of managed finance receivables was as follows:

                                                                1999       1998
                                                                ----       ----
60-days-and-over delinquencies as a percentage of managed
  finance receivables at period end.........................    1.42%      1.19%
Net credit losses incurred the last twelve months as a
  percentage of average managed finance receivables during
  the period................................................    1.31%      1.03%
Repossessed collateral inventory as a percentage of managed
  finance receivables at period end.........................    1.34%      1.14%

3. INCOME TAXES:

     Income tax liabilities were comprised of the following:

                                                                  1999          1998
                                                                  ----          ----
                                                                (DOLLARS IN MILLIONS)
Deferred income tax (assets) liabilities:
  Interest-only securities..................................     $271.3        $573.3
  Unrealized depreciation...................................      (11.0)         (3.3)
  Net operating loss carryforward...........................       (6.3)           --
  Other.....................................................       (7.8)       (101.8)
                                                                 ------        ------
     Deferred income tax liabilities........................      246.2         468.2
Current income tax (assets) liabilities.....................      (15.8)         79.7
                                                                 ------        ------
     Income tax liability...................................     $230.4        $547.9
                                                                 ======        ======

     Income tax expense (benefit) was as follows:

                                                          1999       1998      1997
                                                          ----       ----      ----
                                                            (DOLLARS IN MILLIONS)
Current tax provision................................    $ 169.2    $ 41.4    $ 35.1
Deferred tax provision (benefit).....................     (185.6)    (49.0)    149.6
                                                         -------    ------    ------
     Income tax expense (benefit)....................    $ (16.4)   $ (7.6)   $184.7
                                                         =======    ======    ======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     Income tax expense (benefit) differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:

                                                           1999      1998      1997
                                                           ----      ----      ----
                                                            (DOLLARS IN MILLIONS)
Tax expense (benefit) income before income taxes at
  statutory rate......................................    $ 12.0    $(29.2)   $170.1
Nondeductible merger-related expense..................        --       7.0        --
Other.................................................       1.2      15.6        --
Settlement of tax issues related to revenue recognized
  as gain on sale of finance receivables..............     (30.2)       --        --
State taxes, net......................................        .6      (1.0)     14.6
                                                          ------    ------    ------
     Income tax expense (benefit).....................    $(16.4)   $ (7.6)   $184.7
                                                          ======    ======    ======

     At December 31, 1999, we had federal income tax loss carryforwards of $21.3 million available for use on future tax returns. Portions of these carryforwards begin expiring in 2005. Loss carryforwards of $3.3 million (attributable to acquired companies) may be used only to offset the income from those companies. None of the carryforwards are available to reduce the future tax provision for financial reporting purposes.

4. NOTES PAYABLE:

NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 1999 and 1998, were as follows (interest rates as of December 31, 1999):

                                                                  1999         1998
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
Note payable to Conseco (6.81%).............................    $2,116.7     $  854.0
Master repurchase agreements due on various dates in 2000
  (6.22%)...................................................     1,620.9        780.6
Credit facility collateralized by retained interests in
  securitizations due 2000 (8.46%)..........................       499.0        300.0
10.25% senior subordinated notes due 2002...................       217.3        267.3
Medium term notes due April 2000 to April 2003 (6.53%)......       226.7        238.7
Other.......................................................         3.1          3.2
                                                                --------     --------
     Total principal amount.................................     4,683.7      2,443.8
Unamortized net discount....................................         3.2          4.9
                                                                --------     --------
     Total notes payable....................................    $4,680.5     $2,438.9
                                                                ========     ========

     We substantially restructured and repaid a portion of our bank debt during 1998. We recognized an extraordinary charge of $11.5 million (net of a $7.1 million tax benefit) as a result of the repayment, restructuring and cancellation of a portion of our bank debt.

     In 1998, we entered into a $2 billion promissory note with Conseco. The note bears interest at LIBOR plus a margin of .35 percent and both the principal and interest are due on demand. Interest expense incurred under the note totaled $79.5 million and $16.8 million in 1999 and 1998, respectively. On January 1, 2000, the promissory note was amended and restated to provide for borrowings up to $5 billion and quarterly interest payments at a rate of LIBOR plus a margin of 1.5 percent.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     As of December 31, 1999, we had $6.9 billion of master repurchase agreements and commercial paper conduit facilities (of which $2.9 billion was outstanding) with various banking and investment banking firms, subject to the availability of eligible collateral. The agreements generally provide for one year terms, some of which can be extended each quarter by mutual agreement of the parties for an additional year, based upon our financial performance.

     During 1999, we repurchased $50.0 million par value of our 10.25% senior subordinated notes due 2002 for $53.5 million. We recognized an extraordinary charge of $2.5 million (net of a $1.5 million tax benefit) as a result of such repurchases. At December 31, 1999 and 1998, $23.7 million and $73.3 million par value of the 10.25% senior subordinated notes were held by Conseco or its subsidiaries.

     The maturities of notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings and the note payable due to Conseco on demand) at December 31, 1999, were as follows (dollars in millions):

                       MATURITY DATE
                       -------------
2000........................................................    $2,123.0
2001........................................................         1.7
2002........................................................       437.4
2003........................................................         4.9
                                                                --------
     Total par value at December 31, 1999...................    $2,567.0
                                                                ========

NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $4,641.8 million at December 31, 1999. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at December 31, 1999 was 7.6 percent.

5. OTHER DISCLOSURES:

LEASES

     The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $21.8 million in 1999, $16.6 million in 1998 and $13.1 million in 1997. Future required minimum rental payments as of December 31, 1999, were as follows (dollars in millions):

2000........................................................    $25.8
2001........................................................     20.6
2002........................................................     13.4
2003........................................................     10.1
2004........................................................      5.2
Thereafter..................................................      5.3
                                                                -----
     Total..................................................    $80.4
                                                                =====

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     Other operating costs and expenses were as follows:

                                                      1999         1998         1997
                                                     ------       ------       ------
                                                          (DOLLARS IN MILLIONS)
Salaries and wages............................       $393.6       $283.9       $212.8
Other.........................................        130.3        200.0        142.9
                                                     ------       ------       ------
     Total other operating costs and
       expenses...............................       $523.9       $483.9       $355.7
                                                     ======       ======       ======

PENSION PLANS

     The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its employees over 21 years of age. The plan's benefits are based on years of service and the employee's compensation. The plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the plan are primarily invested in common stock, corporate bonds and cash equivalents. In addition, the Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors. The following table sets forth the plan's funded status and amounts recognized in the Company's statement of financial position at December
31. Amounts related to such benefit plans were as follows:

                                                                1999          1998
                                                                ----          ----
                                                               (DOLLARS IN MILLIONS)
Benefit obligation, beginning of year......................    $ 88.5        $ 72.9
  Service cost.............................................       7.3           7.3
  Interest cost............................................       3.0           5.0
  Actuarial loss (gain)....................................     (40.6)          4.3
  Settlement and curtailment gains.........................     (15.8)           --
  Benefits paid............................................     (21.8)         (1.0)
                                                               ------        ------
Benefit obligation, end of year............................    $ 20.6        $ 88.5
                                                               ======        ======
Fair value of plan assets, beginning of year...............    $ 15.1        $  9.1
  Actual return on plan assets.............................       2.5           2.6
  Employer contributions...................................       3.7           4.4
  Benefits paid............................................      (2.5)         (1.0)
                                                               ------        ------
Fair value of plan assets, end of year.....................    $ 18.8        $ 15.1
                                                               ======        ======
Funded status..............................................    $ (1.8)       $(73.4)
Unrecognized net actuarial gain............................        .4          43.4
Unrecognized prior service cost............................        --           (.2)
                                                               ------        ------
     Accrued benefit liability.............................    $ (1.4)       $(30.2)
                                                               ======        ======

     We used the following weighted average assumptions to calculate benefit obligations for our 1999 and 1998 valuations: discount rate of approximately 6.5 percent; an expected return on plan assets of approximately 9.0 percent; and we assumed an annual rate of compensation increase of 5.5 percent.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

     Components of the cost we recognized related to pension plans are as follows:

                                                           1999    1998        1997
                                                           ----    ----        ----
                                                             (DOLLARS IN MILLIONS)
Service cost...........................................    $7.3    $ 7.3       $ 4.8
Interest cost..........................................     3.0      5.0         3.9
Expected return on plan assets.........................    (1.4)     (.9)        (.7)
Amortization of prior service cost.....................      --       .2          .2
Recognized net actuarial loss..........................     1.0      2.2         1.8
                                                           ----    -----       -----
     Net periodic benefit cost.........................    $9.9    $13.8       $10.0
                                                           ====    =====       =====

     The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.7 million in 1999, $3.6 million in 1998 and $2.5 million in 1997. Matching contributions are required to be made either in cash or in Conseco common stock.

LITIGATION

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

GUARANTEES

     We have provided guarantees of approximately $1.6 billion at December 31, 1999, in conjunction with certain sales of finance receivables. We believe the likelihood of a significant loss from such guarantee is remote.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

6. CONSOLIDATED STATEMENT OF CASH FLOWS:

     The following disclosures supplement our consolidated statement of cash flows:

                                                        1999       1998       1997
                                                        ----       ----       ----
                                                           (DOLLARS IN MILLIONS)
Additional non-cash items not reflected in the
  consolidated statement of cash flows:
     Issuance of common stock under stock option
       and employee benefit plans..................    $    --    $    --    $  50.7
     Tax benefit related to the issuance of common
       stock under employee benefit plans..........        3.3       14.5        6.2
     Shares returned by former executive due to
       recomputation of bonus......................         --       23.4         --

     The following reconciles net income to net cash provided by operating activities:

                                                        1999       1998       1997
                                                        ----       ----       ----
                                                           (DOLLARS IN MILLIONS)
Cash flows from operating activities:
  Net income (loss)................................    $  47.9    $ (87.3)   $ 301.4
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Gain on sale of finance receivables...........     (550.6)    (745.0)    (782.5)
     Points and origination fees received..........      390.0      298.3      179.8
     Interest-only securities investment income....     (185.1)    (132.9)    (125.8)
     Cash received from interest-only securities...      442.6      358.0      266.1
     Servicing income..............................     (165.3)    (140.0)    (113.7)
     Cash received from servicing activities.......      175.7      159.9      129.1
     Provision for losses..........................      128.7       44.2       25.8
     Net increase (decrease) in restricted cash
       deposits....................................       46.8       42.0      (75.7)
     Amortization and depreciation.................       52.3       44.4       30.6
     Income taxes..................................     (120.8)     (43.7)     141.5
     Accrual and amortization of investment
       income......................................      (80.7)     (13.2)      (4.5)
     Impairment charges and merger-related
       charges.....................................      533.8      608.9      190.0
     Extraordinary charge on extinguishment of
       debt........................................        4.0       18.6         --
     Other.........................................      (10.2)     (63.0)    (124.3)
     Payment of taxes in settlement of prior
       years.......................................      (85.1)        --         --
                                                       -------    -------    -------
          Net cash provided by operating
            activities.............................    $ 624.0    $ 349.2    $  37.8
                                                       =======    =======    =======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

7. QUARTERLY FINANCIAL DATA (UNAUDITED):

                            1ST               2ND                                         4TH
                       QUARTER(A)(B)     QUARTER(A)(B)          3RD QUARTER(A)(B)     QUARTER(B)
                       -------------     -------------          -----------------     ----------
                                                  (DOLLARS IN MILLIONS)
1999
  Revenues...........      $432.4           $ 437.7                  $457.8             $427.6
  Income (loss)
     before income
     taxes and
     extraordinary
     charge..........       183.6             112.5                    73.0             (335.1)
  Net income
     (loss)..........       128.6              78.4                    56.4             (215.5)
1998
  Revenues...........      $289.2           $ 292.9                  $432.3             $419.4
  Income (loss)
     before income
     taxes and
     extraordinary
     charge..........       102.4            (578.2)(c)(d)            192.8              199.6
  Net income
     (loss)..........        63.5            (422.3)(c)(d)            110.7              160.8

-------------------------
(a) We have restated amounts previously reported for the first, second and third quarters of 1999 to reflect adjustments, principally related to: (i) impairment charges relating to interest-only securities and servicing rights; (ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed into their final securitization structures; (iii) the reallocation of gain on sale revenues relating to a securitization closed over two quarters;
    (iv) adjusting loan origination cost deferrals; and (v) adjusting corporate tax and other expense allocations. These changes decreased previously reported net income in the first, second and third quarters by $7.5 million, $56.1 million and $14.8 million, respectively.

(b) Included in the first, second, third and fourth quarters of 1999 are impairment charges of $12.2 million ($7.7 million after tax), $71.6 million ($45.1 million after tax), $100.1 million ($63.1 million after tax) and $370.4 million ($233.3 million after tax), respectively.

(c) We have restated amounts previously reported for the second quarter of 1998 to reflect a correction to the impairment charge we previously reported. This change increased the previously reported net loss by $19.5 million.

(d) Includes: (i) an impairment charge of $549.4 million ($355.8 million after tax); and (ii) merger-related expenses of $108.0 million ($108.0 million after tax).

8. SUBSEQUENT EVENT:

     On March 31, 2000, Conseco announced that it plans to explore the sale of the Company and hire Lehman Brothers Inc. to assist in the planned sale.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 13 for a list of financial statements included in this Report.

     2. Financial Statement Schedules. All schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

     3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report.

(b) Reports on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2000.

                                          CONSECO FINANCE CORP.

                                          By:    /s/ STEPHEN C. HILBERT
                                            ------------------------------------
                                                  Stephen C. Hilbert
                                                  Chairman of the Board
                                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                TITLE (CAPACITY)                    DATE
                  ---------                                ----------------                    ----

           /s/ STEPHEN C. HILBERT                Chairman of the Board,                   April 13, 2000
---------------------------------------------    Chief Executive Officer and Director
             Stephen C. Hilbert                  (Principal Executive Officer)

             /s/ ROLLIN M. DICK                  Executive Vice President, Chief          April 13, 2000
---------------------------------------------    Financial
               Rollin M. Dick                    Officer and Director
                                                 (Principal Financial Officer)

             /s/ JAMES S. ADAMS                  Senior Vice President and                April 13, 2000
---------------------------------------------    Chief Accounting Officer
               James S. Adams                    (Principal Accounting Officer)

            /s/ THOMAS J. KILIAN                 Director                                 April 13, 2000
---------------------------------------------
              Thomas J. Kilian

                             CONSECO FINANCE CORP.
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-K
                 (FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999)
                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
 3(a)          Restated Certificate of Incorporation of Conseco Finance
               Corp. was filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company's Registration Statement on
               Form S-3/A (No. 333- 85037) and is incorporated herein by
               reference.
 3(b)          Merger of Green Tree Financial Corporation, as filed with
               the Delaware Secretary of State on June 30, 1995
               (incorporated by reference to the Company's Registration
               Statement on Form S-1; File No. 33-60869).
 3(c)          Restated Bylaws of Conseco Finance Corp. were filed with the
               Securities and Exchange Commission as Exhibit 3.4 to the
               Company's Registration Statement on Form S-3/A (No.
               333-85037) and are incorporated herein by reference.
 4(a)          Indenture dated as of March 15, 1992 relating to
               $287,500,000 of 10 1/4% Senior Subordinated Notes due June
               1, 2002 (incorporated by reference to the Company's
               Registration Statement on Form S-4; File No. 33-42249).
 4(b)          Indenture dated as of September 1, 1992 relating to
               $250,000,000 of Medium-Term Notes, Series A, Due Nine Months
               or More From Date of Issue (incorporated by reference to the
               Company's Registration Statement on Form S-3; File No.
               33-51804).
 4(c)          Amended and Restated Promissory Note dated January 1, 2000 issued by the Company to Conseco, Inc. (filed herewith).
 10(a)         Master Repurchase Agreement dated as of September 1, 1995
               between Merrill Lynch Mortgage Capital, Inc. and Green Tree
               Financial Corporation (incorporated by reference to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1995; File No. 1-08916); as amended by
               Amendment to the Master Repurchase Agreement dated June 1,
               1997 (incorporated by reference to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1997; File No. 0-11652); as amended by Amendment to the
               Master Repurchase Agreement dated February 10, 1998
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998,
               File No. 1-08916).
 10(b)         Master Repurchase Agreement dated as of October 15, 1992
               between Green Tree Finance Corp.-Five and Lehman Commercial
               Paper, Inc. (incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31,
               1992; File No. 0-11652); as amended by Amendment to the
               Master Repurchase Agreement dated June 30, 1995
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995;
               File No. 0-11652); as amended by Amended and Restated Master
               Repurchase Agreement dated February 4, 1998 between Lehman
               Commercial Paper Inc. and Green Tree Finance Corp.-Five
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998;
               File No. 1-0896).
 10(c)         Asset Assignment Agreement dated as of February 13, 1998
               between Green Tree Residual Finance Corp. I and Lehman
               Commercial Paper, Inc. (incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the quarterly
               period ended March 31, 1998; File No. 1-08916).
 10(d)         Contribution Agreement, dated as of December 27, 1999, among
               Conseco, Inc., CIHC, Incorporated, Conseco Finance Corp. and
               CFIHC, Inc. (filed herewith).

EXHIBIT NO.
-----------
 12            Computation of Ratio of Earnings to Fixed Charges (filed
               herewith).
 23.1          Consent of KPMG LLP (filed herewith).
 23.2          Consent of PricewaterhouseCoopers LLP (filed herewith).
 27            Financial Data Schedule (filed herewith).

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