Form 10-Q
period 2000-03-31
CONSECO FINANCE CORP
filed 2000-05-15
CIK 890175

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

                 For the quarterly period ended March 31, 2000

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 1-08916


                              CONSECO FINANCE CORP.

                     Delaware                         No. 41-1807858
              ----------------------           ------------------------------
              State of Incorporation           IRS Employer Identification No.


          1100 Landmark Towers
    Saint Paul, Minnesota 55102-1639                    (651) 293-3400
    --------------------------------------              --------------
    Address of principal executive offices                 Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Shares of common stock outstanding as of May 1, 2000: 101

     The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS
                                                                                                 March 31,     December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)
Actively managed fixed maturities at fair value (amortized cost: 2000 - $713.7;
   1999 - $712.6).............................................................................  $   472.0      $   694.3
Interest-only securities at fair value (amortized cost: 2000 - $929.0; 1999 - $916.2).........      889.7          905.0
Cash and cash equivalents.....................................................................      651.7          533.4
Cash held in segregated accounts for investors................................................      789.9          849.7
Cash held in restricted accounts..............................................................      520.2          270.6
Fixed maturities due from subsidiaries of Conseco, Inc........................................      191.0          104.6
Other invested assets ........................................................................       86.5          103.9
Finance receivables...........................................................................    6,076.8        4,978.5
Finance receivables - securitized.............................................................    6,505.7        4,730.5
Receivables due from Conseco, Inc.............................................................      260.6          435.1
Servicing rights..............................................................................      109.3          111.9
Goodwill......................................................................................       98.9           99.7
Other assets..................................................................................      708.5          637.5
                                                                                                ---------      ---------

       Total assets...........................................................................  $17,360.8      $14,454.7
                                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................  $   789.9      $   853.0
   Liabilities related to certificates of deposit.............................................    1,355.3          870.5
   Other liabilities..........................................................................      809.1          743.5
   Income tax liabilities.....................................................................      145.2          230.4
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......    6,520.7        4,641.8
     Due to Conseco, Inc......................................................................    2,675.1        2,116.7
     Other....................................................................................    2,887.5        2,563.8
                                                                                                ---------      ---------

          Total liabilities...................................................................   15,182.8       12,019.7
                                                                                                ---------      ---------

Shareholder's equity:
   Common stock and additional paid-in capital................................................    1,515.6        1,641.0
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2000 - $104.1; 1999 - $11.0).............................................................     (177.2)         (18.8)
   Retained earnings..........................................................................      839.6          812.8
                                                                                                ---------      ---------

          Total shareholder's equity..........................................................    2,178.0        2,435.0
                                                                                                ---------      ---------

          Total liabilities and shareholder's equity..........................................  $17,360.8      $14,454.7
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)


                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                     2000           1999
                                                                                                     ----           ----
Revenues:
   Net investment income:
     Finance receivables and other..............................................................    $391.3         $106.9
     Interest-only securities...................................................................      27.5           43.7
   Gain on sale of finance receivables..........................................................       -            199.2
   Servicing income.............................................................................      28.8           39.3
   Fee revenue and other income.................................................................      83.0           43.3
                                                                                                    ------         ------

         Total revenues.........................................................................     530.6          432.4
                                                                                                    ------         ------

Expenses:
   Provision for losses.........................................................................      58.6           21.3
   Interest expense.............................................................................     204.5           54.6
   Other operating costs and expenses...........................................................     222.1          160.7
   Impairment charge............................................................................       2.5           12.2
                                                                                                    ------         ------

         Total expenses.........................................................................     487.7          248.8
                                                                                                    ------         ------

         Income before income taxes.............................................................      42.9          183.6

Income tax expense..............................................................................      16.1           55.0
                                                                                                    ------         ------

         Net income.............................................................................    $ 26.8         $128.6
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                              and additional      comprehensive     Retained
                                                                     Total    paid-in capital     income (loss)     earnings
                                                                     -----    ---------------     -------------     --------

Balance, January 1, 2000.......................................   $2,435.0      $1,641.0           $ (18.8)          $  812.8

   Comprehensive income (loss), net of tax:
     Net income................................................       26.8           -                 -                 26.8
     Change in unrealized depreciation of actively managed
       fixed maturity investments and interest-only securities
       (net of applicable income tax benefit of $93.1).........     (158.4)          -              (158.4)               -
                                                                  --------

         Total comprehensive loss..............................     (131.6)

   Repurchase of shares of common stock........................     (126.0)       (126.0)              -                  -
   Other ......................................................         .6            .6               -                  -
                                                                  --------      --------           -------           --------

Balance, March 31, 2000........................................   $2,178.0      $1,515.6           $(177.2)          $  839.6
                                                                  ========      ========           =======           ========

Balance, January 1, 1999.......................................   $2,292.2      $1,338.3          $  (11.0)          $  964.9

   Comprehensive income, net of tax:
     Net income................................................      128.6           -                 -                128.6
     Change in unrealized depreciation of actively managed
       fixed maturity investments and interest-only
       securities (net of applicable income tax benefit
       of $13.3)...............................................      (21.8)          -               (21.8)               -
     Change in minimum pension liability (net of
       applicable income tax expense of $2.7)..................        4.4           -                 4.4                -
                                                                  --------

         Total comprehensive income............................      111.2

   Tax benefit related to issuance of shares under stock
     option plans..............................................        2.6           2.6               -                  -
                                                                  --------      --------          --------           --------

Balance, March 31, 1999........................................   $2,406.0      $1,340.9          $  (28.4)          $1,093.5
                                                                  ========      ========          ========           ========















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                   ----------------------
                                                                                                   2000              1999
                                                                                                   ----              ----
Cash flows from operating activities:
   Net investment income....................................................................     $   439.1        $   222.7
   Points and origination fees..............................................................           -              110.5
   Fee revenue and other income.............................................................         112.1             85.0
   Interest expense.........................................................................        (161.2)           (50.3)
   Other operating costs....................................................................        (258.8)          (199.0)
   Taxes....................................................................................          (8.2)            (7.0)
                                                                                                 ---------        ---------

       Net cash provided by operating activities............................................         123.0            161.9
                                                                                                 ---------        ---------

Cash flows from investing activities:
   Purchases of investments.................................................................         (88.7)             -
   Cash received from the sale of finance receivables, net of expenses......................           -            2,771.2
   Principal payments received on finance receivables.......................................       2,160.0          1,644.5
   Finance receivables originated...........................................................      (5,054.0)        (5,117.4)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...        (196.6)             -
   Other....................................................................................         (51.0)           (46.3)
                                                                                                  --------        ---------

       Net cash used by investing activities ...............................................      (3,230.3)          (748.0)
                                                                                                 ---------        ---------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................         670.6            121.0
   Payments on liabilities related to deposit products......................................        (185.8)             -
   Issuance of notes payable................................................................       5,655.8          3,443.6
   Payments on notes payable................................................................      (2,789.0)        (2,940.4)
   Repurchase of shares of common stock ....................................................        (126.0)             -
                                                                                                 ---------        ---------

       Net cash provided by financing activities............................................       3,225.6            624.2
                                                                                                 ---------        ---------

       Net increase in cash and cash equivalents............................................         118.3             38.1

Cash and cash equivalents, beginning of period..............................................         533.4            195.2
                                                                                                 ---------        ---------

Cash and cash equivalents, end of period....................................................     $   651.7        $   233.3
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 1999 Form 10-K of Conseco Finance Corp. ("we", "Conseco Finance" or the "Company").

     Conseco Finance is a financial services holding company that originates, purchases, sells and services consumer and commercial finance loans throughout the United States. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company. On March 31, 2000, Conseco announced its plan to explore the sale of the Company. No assurance can be provided as to the timing, price or other terms related to the possible sale of Conseco Finance.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Our unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring items, that are necessary to present fairly Conseco Finance's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2000 presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating interest-only securities, servicing rights, goodwill, liabilities related to litigation, gain on sale of finance receivables, provision for losses and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

     Net income, as previously reported in our Form 10-Q, as amended, for the three months ended March 31, 1999, has been restated to reflect adjustments, principally related to: (i) impairment charges relating to interest-only securities and servicing rights; (ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed in their final securitization structures; (iii) adjusting loan origination cost deferrals; and (iv) adjusting income tax and expense allocations from Conseco. These changes decreased previously reported net income by $7.5 million, in the first quarter of 1999.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We are currently evaluating the impact of SFAS 133, which is required to be implemented in 2001. Because of ongoing changes to implementation guidance, we do not plan on adopting the new standard until the first quarter of 2001.

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, we are using the portfolio method to account for securitization transactions structured after that date. Our new securitizations are structured to include provisions that entitle the Company to

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as finance receivables-securitized. We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at March 31, 2000, was approximately 11.7 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

     Following Conseco's March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and the other events described in the note entitled "Subsequent Events" which follows and elsewhere herein, the uncertainty surrounding the ultimate outcome of Conseco's plan has made it more difficult to complete new public securitization transactions. We are currently funding loans through our warehouse and bank credit facilities and expect to commence offering securities in public or private securitization transactions in the near future. We are also exploring other possible transactions such as whole loan sales. In May 2000, we sold $1.3 billion of finance receivables to Lehman Brothers and its affiliates (see "Subsequent Events").

     Finance receivables-securitized, summarized by type, were as follows at March 31, 2000 and December 31, 1999:

                                                                                        March 31,      December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Manufactured housing..................................................................  $1,646.9          $  953.0
Mortgage services.....................................................................   3,245.9           2,077.3
Consumer/credit card..................................................................   1,000.5           1,076.9
Commercial............................................................................     637.0             637.0
                                                                                        --------          --------
                                                                                         6,530.3           4,744.2
Less allowance for credit losses......................................................      24.6              13.7
                                                                                        --------          --------

        Net finance receivables-securitized...........................................  $6,505.7          $4,730.5
                                                                                        ========          ========

     The other finance receivables, summarized by type, were as follows:

                                                                                         March 31,      December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                            (Dollars in millions)

Manufactured housing..................................................................  $1,318.1          $  795.8
Mortgage services.....................................................................   1,521.9           1,277.0
Consumer/credit card..................................................................   2,473.8             824.7
Commercial............................................................................     857.5           2,155.7
                                                                                        --------           -------

                                                                                         6,171.3           5,053.2
Less allowance for credit losses......................................................      94.5              74.7
                                                                                        --------          --------

        Net finance receivables.......................................................  $6,076.8          $4,978.5
                                                                                        ========          ========

                                        7

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                                                     Three months ended
                                                                                                           March 31,
                                                                                                      -------------------
                                                                                                        2000        1999
                                                                                                        ----        ----
                                                                                                     (Dollars in millions)
Allowance for credit losses, beginning of period.................................................     $ 88.4      $ 43.0
Provision for losses.............................................................................       58.6        21.3
Credit losses....................................................................................      (27.9)      (11.2)
                                                                                                     -------      ------

Allowance for credit losses, end of period.......................................................     $119.1      $ 53.1
                                                                                                      ======      ======

     The securitizations structured prior to our September 8, 1999, announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $472.0 million and $713.7 million, respectively, at March 31, 2000, and were classified as actively managed fixed maturity securities.

     During the first three months of 1999, the Company sold $2.7 billion of finance receivables in various securitized transactions and recognized gains of $199.2 million. There were no such sales during the first three months of 2000.

     The interest-only securities on our consolidated balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at March 31, 2000, and December 31, 1999. The difference between estimated fair value and the amortized cost of the interest-only securities is included in accumulated other comprehensive loss, net of taxes.

                                                      Manufactured        Home equity/       Consumer/
March 31, 2000                                           housing        home improvement     equipment           Total
--------------                                           -------        ----------------     ---------           -----
                                                                                (Dollars in millions)
Interest-only securities at fair value............... $   538.1            $ 295.6          $    56.0        $   889.7
Cumulative principal balance of sold finance
   receivables at March 31, 2000.....................  22,105.4            8,200.5            2,666.1         32,972.0
Weighted average stated customer interest rate
   on sold finance receivables.......................      10.0%              11.5%              10.9%
Assumptions to determine estimated fair value
   of interest-only securities at March 31, 2000:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)....       9.4%              21.4%              22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)...............       8.8%               5.9%               5.1%
     Weighted average discount rate .................      14.0%              14.0%              14.0%


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                                                            Manufactured      Home equity/          Consumer/
December 31, 1999                                              housing      home improvement        equipment      Total
-----------------                                              -------      ----------------        ---------      -----
                                                                          (Dollars in millions)

Interest-only securities at fair value...............      $   528.3          $  318.0              $   58.7     $   905.0
Cumulative principal balance of sold finance
   receivables at December 31, 1999..................       22,854.6           8,804.8               3,049.4      34,708.8
Weighted average stated customer interest rate on
   sold finance receivables..........................           10.0%             11.5%                 11.0%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)....            9.4%             21.7%                 22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).......................            9.0%              5.8%                  5.1%
     Weighted average discount rate..................           14.0%             14.0%                 14.0%

--------------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

     Activity in the interest-only securities account was as follows:

                                                                                   Three months ended
                                                                                        March 31,
                                                                                  --------------------
                                                                                  2000           1999
                                                                                  ----           ----
                                                                                 (Dollars in millions)

Balance, beginning of period................................................     $905.0        $1,305.4
   Additions resulting from securitizations during the period...............        -             137.5
   Additions resulting from clean-up call (a)...............................       60.7             -
   Investment income........................................................       27.5            43.7
   Cash received............................................................      (70.6)         (123.5)
   Impairment charge to reduce carrying value...............................       (4.8)          (11.3)
   Change in unrealized depreciation charged to shareholder's equity........      (28.1)          (14.8)
                                                                                 ------        --------

Balance, end of period......................................................     $889.7        $1,337.0
                                                                                 ======        ========

--------------------
(a) During the first quarter of 2000, clean up calls were exercised for four securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying the four securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Credit quality of managed finance receivables was as follows:

                                                                                March 31,       December 31,
                                                                                  2000             1999
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage
   of managed finance receivables at period end............................       1.32%            1.42%
                                                                                  ====             ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period................       1.39%            1.31%
                                                                                  ====             ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end...............................................       1.36%            1.34%
                                                                                  ====             ====

     NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of March 31, 2000):

                                                                                March 31,      December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                  (Dollars in millions)

Note payable to Conseco (7.54%)..............................................  $2,675.1           $2,116.7
Master repurchase agreements due on various dates in 2000 (6.95%)............   2,443.1            1,620.9
Credit facility collateralized by retained interests in securitizations due
   2000  ....................................................................       -                499.0
Medium term notes due April 2000 to April 2003 (6.53%).......................     226.7              226.7
10.25% senior subordinated notes due 2002....................................     217.3              217.3
Other........................................................................       3.3                3.1
                                                                               --------           --------

     Total principal amount..................................................   5,565.5            4,683.7
Unamortized net discount.....................................................       2.9                3.2
                                                                               --------           --------

     Total notes payable.....................................................  $5,562.6           $4,680.5
                                                                               ========           ========

     At March 31, 2000, we had $6.7 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. These agreements generally provide for annual terms, some of which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 2000, we had $3.7 billion borrowed under such agreements.

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $6,520.7 million at March 31, 2000. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at March 31, 2000 was 7.0 percent.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     RELATED PARTY TRANSACTIONS

     In 1998, we entered into a $2 billion promissory note with Conseco. The note bore interest at LIBOR plus a margin of .35 percent and both the principal and interest were due on demand. On January 1, 2000, the promissory note was amended and restated to provide for borrowings up to $5 billion and quarterly interest payments at a rate of LIBOR plus a margin of 1.5 percent. Borrowings under the note totaled $2,675.1 million at March 31, 2000. Interest expense incurred under the note totaled $46.4 million and $13.4 million during the three months ended March 31, 2000 and 1999, respectively. The note payable to Conseco was replaced with a one-year term note in May 2000. See note entitled "Subsequent Events".

     At March 31, 2000, $23.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

     In the first quarter of 2000, the Company repurchased shares of its common stock from Conseco for $126.0 million.

     The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $13.9 million and $8.9 million for the three months ended March 31, 2000 and 1999, respectively.

     LITIGATION

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     GUARANTEES

     We have provided guarantees of approximately $1.6 billion at March 31, 2000, in conjunction with certain sales of finance receivables. We believe the likelihood of a significant loss from such guarantees is remote.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                                (Dollars in millions)
Cash flows from operating activities:
   Net income................................................................................   $  26.8        $ 128.6
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on sale of finance receivables...................................................       -           (199.2)
       Points and origination fees received..................................................       -            110.5
       Interest-only securities investment income............................................     (27.5)         (43.7)
       Cash received from interest-only securities...........................................      70.6          123.5
       Servicing income......................................................................     (28.8)         (39.3)
       Cash received from servicing activities...............................................      31.4           41.7
       Provision for losses..................................................................      58.6           21.3
       Amortization and depreciation.........................................................       6.3           12.3
       Income taxes..........................................................................       7.9           48.0
       Accrual and amortization of investment income.........................................     (22.8)          (7.7)
       Impairment charges....................................................................       2.5           12.2
       Other  ...............................................................................      (2.0)         (46.3)
                                                                                                 ------        -------

         Net cash provided by operating activities...........................................    $123.0        $ 161.9
                                                                                                 ======        =======

     In 1999, the tax benefit related to the issuance of shares under stock option plans was not reflected in the consolidated statement of cash flows.

     SUBSEQUENT EVENTS

     On April 28, 2000, the Company's Chief Executive Officer, Stephen C. Hilbert, and Chief Financial Officer, Rollin M. Dick, terminated their positions with the Company.

     Following Conseco's March 31, 2000, announcement that it plans to explore the sale of Conseco Finance and other events described elsewhere herein, rating agencies lowered their ratings and placed certain ratings on review as the agencies analyze the impact of the developing events.

     In May 2000, we sold approximately $1.3 billion of finance receivables to Lehman Brothers and its affiliates for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. The sale of finance receivables is not expected to result in a material gain or loss.

     Lehman Brothers has also amended its repurchase and other financing facilities to expand the types of assets financed. As partial consideration for the financing transaction, Lehman Brothers received a warrant, with a nominal exercise price, for five percent of our common stock. The warrant has a five-year term. After three years, the holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value. Since the terms of the warrant permits cash settlement at fair value at the option of the holder of the warrant, the warrant is required to be classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases the Company. The initial value of the warrant will be amortized over the expected life of the financing facilities of approximately one year.
                                       12

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     In connection with the transaction with Lehman Brothers, the note payable to Conseco was replaced with a one-year term note. During May we prepaid approximately $500 million of this note. We have agreed with Lehman Brothers that we will not make further prepayments on this note while certain financing arrangements with Lehman Brothers remain outstanding. In addition, we have agreed that we will not pay dividends until 2001 and then pay such dividends only to the extent certain financial covenants are met.

     In 1999, Conseco had contributed certain assets then having book value of approximately $300 million to our subsidiary in exchange for additional common stock. The stock of this subsidiary was distributed to Conseco concurrently with the Lehman Brothers transaction.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and in our 1999 Form 10-K. The Registrant meets the conditions set forth in the General Instructions
(H)(1)(a) and (b) of the Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     RESULTS OF OPERATIONS

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           -------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                          (Dollars in millions)
Contract originations:
    Manufactured housing..............................................................  $ 1,183.7    $ 1,411.1
    Mortgage services.................................................................    1,544.2      1,437.6
    Consumer/credit card..............................................................      774.5        538.6
    Commercial........................................................................    1,506.7      1,986.9
                                                                                        ---------    ---------

       Total..........................................................................  $ 5,009.1    $ 5,374.2
                                                                                        =========    =========

Securitizations of receivables recorded as sales:
    Manufactured housing..............................................................  $     -      $ 1,800.0
    Home equity/home improvement......................................................        -          961.1
    Consumer/equipment................................................................        -            -
    Leases............................................................................        -            -
    Commercial and retail revolving credit............................................        -            -
    Retained bonds....................................................................        -          (23.2)
                                                                                        ---------    ---------

       Total..........................................................................  $     -      $ 2,737.9
                                                                                        =========    =========

Managed receivables (average):
    Manufactured housing..............................................................  $24,936.7    $21,447.3
    Mortgage services.................................................................   12,734.1      8,685.6
    Consumer/credit card..............................................................    3,885.7      2,988.5
    Commercial........................................................................    5,144.4      5,121.3
                                                                                        ---------    ---------

       Total..........................................................................  $46,700.9    $38,242.7
                                                                                        =========    =========

Revenues:
    Net investment income:
       Finance receivables and other..................................................  $   391.3    $   106.9
       Interest-only securities.......................................................       27.5         43.7
    Gain on sale of finance receivables...............................................        -          199.2
    Fee revenue and other income......................................................      111.8         82.6
                                                                                        ---------    ---------

       Total revenues.................................................................      530.6        432.4
                                                                                        ---------    ---------

Expenses:
    Provision for losses..............................................................       58.6         21.3
    Finance interest expense..........................................................      204.5         54.6
    Other operating costs and expenses................................................      222.1        160.7
                                                                                        ---------    ---------

       Total expenses.................................................................      485.2        236.6
                                                                                        ---------    ---------

       Operating income before impairment charges and income taxes....................       45.4        195.8

Impairment charges....................................................................        2.5         12.2
                                                                                        ----------   ---------

       Income before income taxes.....................................................  $    42.9    $   183.6
                                                                                        =========    =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     General: We provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. The Company also markets physical damage and term mortgage life insurance and other credit protection relating to the loans it services.

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions after that date are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the consolidated balance sheet, rather than as sales.

     The change to the structure of our new securitizations will have no effect on the total profit we recognize over the life of each new loan, but it will change the timing of profit recognition. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we will recognize: (i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses. As a result, our reported earnings from new loans securitized in transactions accounted for under the portfolio method will be lower in the period in which the loans are securitized (compared to our historical method) and higher in later periods, as interest spread is earned on the loans.

     Following Conseco's March 31, 2000, announcement regarding the plan to explore the sale of Conseco Finance and the other events described in the note entitled "Subsequent Events" and elsewhere herein, the uncertainty surrounding the ultimate outcome of Conseco's plan has made it more difficult to complete new public securitization transactions. We are currently funding loans through our warehouse and bank credit facilities and expect to commence offering securities in public or private securitization transactions in the near future. We are also exploring other possible transactions such as whole loan sales. In May 2000, we sold $1.3 billion of finance receivables to Lehman Brothers and its affiliates (see the note to the consolidated financial statements entitled "Subsequent Events").

     Loan originations in the first quarter of 2000 were $5.0 billion, down 6.8 percent from 1999.

     Manufactured housing loan originations decreased by $227.4 million, or 16 percent, in the first quarter of 2000. The 2000 decrease was primarily due to a decrease in the number of contracts written (the change in the average size of contracts originated was not significant).

     Mortgage services loan originations increased by $106.6 million, or 7.4 percent, in the first quarter of 2000. The increase reflects growth in both home equity and home improvement business. We have continued to expand these origination networks.

     Consumer/credit card loan originations increased by $235.9 million, or 44 percent, in the first quarter of 2000. The increase is primarily the result of our successful marketing efforts, including a number of new private label credit card relationships with large retailers.

     Commercial loan originations decreased by $480.2 million, or 24 percent, in the first quarter of 2000. The decrease primarily reflects lower production in floorplan financing.

     Securitizations of receivables recorded as sales relate to the securitizations structured prior to our September 8, 1999, announcement. The decrease in finance receivables sold in 2000 reflects the change in securitization structure described above.

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our consolidated balance sheet that have not been securitized. Average managed receivables increased to $46.7 billion in 2000, up 22 percent over 1999.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 266 percent, to $391.3 million, in the first quarter of 2000, consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.3 percent and 11.8 percent during the first quarters of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 37 percent, to $27.5 million, in the first quarter of 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.2 percent and 13.2 percent during the first three months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, we will account for future transactions as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on- sale securitizations reduce the interest-only security balances. The balance of the interest-only securities was reduced by $533.8 million during 1999 (of which $11.3 million was incurred in the first quarter of 1999) which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income accreted on the interest-only security will decrease in future periods.

     Gain on sale of finance receivables decreased in the first quarter of 2000 reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

     Conditions in the credit markets have frequently resulted in less-attractive pricing of certain lower-rated securities in our securitization structure. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we hold were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At March 31, 2000, we held $472.0 million of such securities which are classified as actively managed fixed maturities.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income. Such income increased by 35 percent, to $111.8 million, in the first quarter of 2000. Our net written insurance premiums and other income both grew along with managed receivables. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has declined in the current period, and will decline further in future periods.

     Provision for losses increased by 175 percent, to $58.6 million, in the first quarter of 2000. The increase is principally due to the increase of loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as secured borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Interest expense increased by 275 percent, to $204.5 million, in the first quarter of 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate increased to 7.1 percent in the first quarter of 2000 from 6.0 percent in the first quarter of 1999.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt, which increases our average borrowing rate as compared to prior periods.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expense increased by 38 percent, to $222.1 million, in the first quarter of 2000 reflecting: (i) the growth in our servicing portfolio; and (ii) the growth in our loan origination offices and infrastructure.

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholders' equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk free rate using current assumptions is less than the amortized cost of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

     The Company continually reevaluates its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change in 1999 was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. In the first quarters of 2000 and 1999, we recognized an impairment charge of $2.5 million ($1.6 million after tax) and $12.2 million ($7.7 million after tax), respectively, to reduce the book value of the interest-only securities and servicing rights.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," and other similar expressions, constitute forward- looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies;
(iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the contemplated sale process relating to the Company and the terms and availability of capital to the Company during the sale process; (ix) the effects of actions by rating agencies on financing transactions; and (x) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, Inc., with the Securities and Exchange Commission.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

                           PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     ITEM 5. OTHER INFORMATION.

       None.

     ITEM 6.      (a)      Exhibits

       3(a) Restated Certificate of Incorporation of Conseco Finance Corp., as amended

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





                                   CONSECO FINANCE CORP.


Dated: May 15, 2000                    By: /S/ JAMES S. ADAMS
                                       ----------------------
                                       James S. Adams
                                       Senior Vice President and
                                         Chief Accounting Officer
                                         (authorized officer and chief
                                         accounting officer)