Form 10-Q
period 2000-06-30
CONSECO FINANCE CORP
filed 2000-08-14
CIK 890175

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

                  For the quarterly period ended June 30, 2000

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number 1-08916


                              CONSECO FINANCE CORP.

               Delaware                                  No. 41-1807858
          -----------------------                -------------------------------
          State of Incorporation                 IRS Employer Identification No.


             1100 Landmark Towers
      Saint Paul, Minnesota 55102-1639                    (651) 293-3400
      --------------------------------------               -------------
      Address of principal executive offices                 Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Shares of common stock outstanding as of July 31, 2000: 101

     The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                 June 30,      December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)
Actively managed fixed maturities at fair value (amortized cost: 2000 - $714.7;
   1999 - $712.6).............................................................................  $   468.9      $   694.3
Interest-only securities at fair value (amortized cost: 2000 - $897.4; 1999 - $916.2).........      852.8          905.0
Cash and cash equivalents.....................................................................      876.6          533.4
Cash held in segregated accounts for investors in securitizations.............................      731.6          849.7
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................      982.8          270.6
Fixed maturities due from subsidiaries of Conseco, Inc........................................        -            104.6
Finance receivables...........................................................................    5,586.1        4,978.5
Finance receivables - securitized.............................................................    8,942.1        4,730.5
Receivables due from Conseco, Inc.............................................................      340.9          435.1
Servicing rights..............................................................................      104.0          111.9
Goodwill......................................................................................       48.7           50.2
Other assets..................................................................................      754.1          790.9
                                                                                                ---------      -----------

       Total assets...........................................................................  $19,688.6      $14,454.7
                                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................  $   731.6      $   853.0
   Liabilities related to certificates of deposit.............................................    1,398.9          870.5
   Other liabilities..........................................................................      783.4          743.5
   Income tax liabilities.....................................................................       98.3          230.4
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......    9,136.4        4,641.8
     Due to Conseco, Inc......................................................................    2,210.8        2,116.7
     Other....................................................................................    3,492.0        2,563.8
                                                                                                ---------      ---------

          Total liabilities...................................................................   17,851.4       12,019.7
                                                                                                ---------      ---------

Shareholder's equity:
   Common stock and additional paid-in capital................................................    1,209.3        1,641.0
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2000 - $107.5; 1999 - $11.0).............................................................     (183.2)         (18.8)
   Retained earnings..........................................................................      811.1          812.8
                                                                                                ---------      ---------

          Total shareholder's equity..........................................................    1,837.2        2,435.0
                                                                                                ---------      ---------

          Total liabilities and shareholder's equity..........................................  $19,688.6      $14,454.7
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


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                           Three months ended              Six months ended
                                                                                June 30,                       June 30,
                                                                          --------------------           -------------------
                                                                          2000            1999           2000           1999
                                                                          ----            ----           ----           ----
Revenues:
   Net investment income:
     Finance receivables and other...................................    $453.1         $133.3        $  844.4         $240.2
     Interest-only securities........................................      28.6           47.4            56.1           91.1
   Gain on sale:
     Securitization transactions.....................................       -            169.4             -            368.6
     Other loan sales................................................       2.6            -               2.6            -
   Servicing income..................................................      26.5           41.8            55.3           81.1
   Fee revenue and other income......................................      72.5           45.8           155.5           89.1
                                                                         ------         ------        --------         ------

         Total revenues..............................................     583.3          437.7         1,113.9          870.1
                                                                         ------         ------        --------         ------

Expenses:
   Provision for losses..............................................      84.1           27.2           142.7           48.5
   Interest expense..................................................     266.9           69.6           471.4          124.2
   Other operating costs and expenses................................     203.2          156.8           425.3          317.5
   Special charges...................................................      63.4            -              63.4            -
   Impairment charge.................................................       9.6           71.6            12.1           83.8
                                                                         ------         ------        --------         ------

         Total expenses..............................................     627.2          325.2         1,114.9          574.0
                                                                         ------         ------        --------         ------

         Income (loss) before income taxes...........................     (43.9)         112.5            (1.0)         296.1

Income tax expense (benefit).........................................     (15.4)          34.1              .7           89.1
                                                                         ------         ------        --------         ------

         Net income (loss)...........................................    $(28.5)        $ 78.4        $   (1.7)        $207.0
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


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                               Common stock     Accumulated other
                                                                              and additional      comprehensive     Retained
                                                                     Total    paid-in capital         loss          earnings
                                                                     -----    ---------------         ----          --------

Balance, January 1, 2000.......................................   $2,435.0      $1,641.0           $ (18.8)           $ 812.8

   Comprehensive loss, net of tax:
     Net loss..................................................       (1.7)          -                 -                 (1.7)
     Change in unrealized depreciation of actively managed
       fixed maturity investments and interest-only securities
       (net of applicable income tax benefit of $96.5).........     (164.4)          -              (164.4)               -
                                                                  --------

         Total comprehensive loss..............................     (166.1)

   Repurchase of shares of common stock........................     (126.0)       (126.0)              -                  -
   Return of capital...........................................     (306.3)       (306.3)              -                  -
   Other ......................................................         .6            .6               -                  -
                                                                  --------      --------           -------            -------

Balance, June 30, 2000.........................................   $1,837.2      $1,209.3           $(183.2)           $ 811.1
                                                                  ========      ========           =======            =======

Balance, January 1, 1999.......................................   $2,292.2      $1,338.3           $ (11.0)           $ 964.9

   Comprehensive income, net of tax:
     Net income................................................      207.0           -                 -                207.0
     Change in unrealized depreciation of actively managed
       fixed maturity investments and interest-only
       securities (net of applicable income tax benefit
       of $6.5)................................................      (11.6)          -               (11.6)               -
     Change in minimum pension liability (net of
       applicable income tax expense of $2.7)..................        4.4           -                 4.4                -
                                                                  --------

         Total comprehensive income............................      199.8

   Tax benefit related to issuance of shares under stock option
     plans.....................................................        2.7           2.7               -                  -
   Dividends on common stock...................................     (200.0)          -                 -               (200.0)
                                                                  --------      --------           -------            -------

Balance, June 30, 1999.........................................   $2,294.7      $1,341.0           $ (18.2)           $ 971.9
                                                                  ========      ========           =======            =======













               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                    ---------------------
                                                                                                    2000             1999
                                                                                                    ----             ----
Cash flows from operating activities:
   Net investment income....................................................................    $    922.5       $    465.7
   Points and origination fees..............................................................           -              243.2
   Fee revenue and other income.............................................................         218.7            175.2
   Interest expense.........................................................................        (419.6)           (83.5)
   Other operating costs....................................................................        (435.1)          (352.1)
   Special charges..........................................................................         (25.0)             -
   Taxes....................................................................................         (29.0)          (133.3)
                                                                                                ----------       ----------

       Net cash provided by operating activities............................................         232.5            315.2
                                                                                                ----------       ----------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................       1,774.6          5,737.4
   Principal payments received on finance receivables.......................................       4,485.1          3,960.3
   Finance receivables originated...........................................................     (11,198.2)       (11,793.4)
   Other....................................................................................        (234.5)          (120.9)
                                                                                                ----------       ----------

       Net cash used by investing activities ...............................................      (5,173.0)        (2,216.6)
                                                                                                ----------       ----------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................       1,007.2            430.0
   Payments on liabilities related to deposit products......................................        (478.8)           (55.6)
   Issuance of notes payable................................................................      14,068.9          8,724.0
   Payments on notes payable................................................................      (8,437.8)        (6,959.0)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...        (749.8)             -
   Repurchase of shares of common stock.....................................................        (126.0)             -
   Common stock dividends paid..............................................................            -            (200.0)
                                                                                                -----------      ----------

       Net cash provided by financing activities............................................       5,283.7          1,939.4
                                                                                                ----------       ----------

       Net increase in cash and cash equivalents............................................         343.2             38.0

Cash and cash equivalents, beginning of period..............................................         533.4            195.2
                                                                                                ----------       ----------

Cash and cash equivalents, end of period....................................................    $    876.6       $    233.2
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

     On July 27, 2000, Conseco announced several courses of action with respect to the Company, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. Conseco believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance. We have already completed the sale of the bankcard business, generating cash proceeds of over $150 million. No assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions.

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

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating certain fixed maturity investments, interest-only securities, servicing rights, goodwill, liabilities related to litigation, gain on sale of finance receivables, provision for losses and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

     Net income, as previously reported in our Form 10-Q, as amended, for the three and six months ended June 30, 1999, has been restated to reflect adjustments, principally related to: (i) impairment charges relating to interest-only securities and servicing rights; (ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed in their final securitization structures; (iii) adjusting loan origination cost deferrals; and (iv) adjusting income tax and expense allocations from Conseco. These changes reduced previously reported net income by $56.1 million and $63.6 million, in the three and six months ended June 30, 1999, respectively.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at June 30, 2000, was approximately 11.8 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     After the March 31, 2000 announcement that Conseco planned to explore the sale of the Company and other events described elsewhere herein, it was difficult to complete new securitization transactions for a period of time. However, these markets eventually became available to the Company. During the second quarter of 2000, we completed five transactions, securitizing over $2.5 billion of finance receivables. In May 2000, we sold $1.3 billion of finance receivables to Lehman Brothers Holdings, Inc. and its affiliates (collectively, with its direct and indirect subsidiaries, referred to as "Lehman"). The proceeds from such sale were used to repay various warehouse credit lines, creating increased warehousing capacity for Conseco Finance. Lehman also amended its repurchase and other financing facilities with Conseco Finance to expand the types of assets financed. See the note entitled "Special Charges and Recent Events" for further description of the transaction with Lehman. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities;
(ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

     Finance receivables-securitized, summarized by type, were as follows at June 30, 2000 and December 31, 1999:

                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                           -----            ----
                                                                                             (Dollars in millions)
Manufactured housing..................................................................  $3,216.9          $  953.0
Mortgage services.....................................................................   4,190.6           2,077.3
Consumer/credit card..................................................................     256.5           1,076.9
Commercial............................................................................   1,330.5             637.0
                                                                                        --------          --------

                                                                                         8,994.5           4,744.2
Less allowance for credit losses......................................................      52.4              13.7
                                                                                        --------          --------

        Net finance receivables-securitized...........................................  $8,942.1          $4,730.5
                                                                                        ========          ========

                                        7

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The other finance receivables, summarized by type, were as follows:

                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                           -----            ----
                                                                                            (Dollars in millions)

Manufactured housing..................................................................  $  834.4          $  795.8
Mortgage services.....................................................................   1,404.4           1,277.0
Consumer/credit card..................................................................   1,668.2             824.7
Commercial............................................................................   1,779.9           2,281.3
                                                                                        --------          --------

                                                                                         5,686.9           5,178.8
Less allowance for credit losses......................................................     100.8              74.7
                                                                                        --------          --------

        Net other finance receivables.................................................  $5,586.1          $5,104.1
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                            ------------------         ------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)

Allowance for credit losses, beginning of period.....................      $119.1       $ 53.1        $ 88.4       $ 43.0
Provision for losses.................................................        84.1         27.2         142.7         48.5
Credit losses........................................................       (50.0)       (25.1)        (77.9)       (36.3)
                                                                           ------       ------        ------       ------

Allowance for credit losses, end of period...........................      $153.2       $ 55.2        $153.2       $ 55.2
                                                                           ======       ======        ======       ======

     The securitizations structured prior to our September 8, 1999 announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $468.9 million and $714.7 million, respectively, at June 30, 2000, and were classified as "actively managed fixed maturity securities."

     During the first six months of 1999, the Company sold $6.5 billion of finance receivables in various securitized transactions and recognized gains of $368.6 million. We recognized no gain on sale related to securitized transactions during the first six months of 2000.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The interest-only securities on our consolidated balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at June 30, 2000 and December 31, 1999. We include the difference between estimated fair value and the amortized cost of the interest-only securities in "accumulated other comprehensive loss, net of taxes. "

                                                      Manufactured        Home equity/       Consumer/
June 30, 2000                                            housing        home improvement     equipment           Total
-------------                                            -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............  $   522.2           $  280.7          $    49.9         $    852.8
Cumulative principal balance of sold finance
   receivables at June 30, 2000....................   21,451.5            7,590.6            2,386.1           31,428.2
Weighted average stated customer interest rate
   on sold finance receivables.....................       10.0%              11.5%              10.9%
Assumptions to determine estimated fair value
   of interest-only securities at June 30, 2000:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..        9.6%              21.0%              22.2%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a).............        8.7%               5.9%               5.1%
     Weighted average discount rate ...............       14.0%              14.0%              14.0%

                                                      Manufactured        Home equity/       Consumer/
December 31, 1999                                        housing        home improvement     equipment           Total
-----------------                                        -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value............. $    528.3           $  318.0          $    58.7       $    905.0
Cumulative principal balance of sold finance
   receivables at December 31, 1999................   22,854.6            8,804.8            3,049.4         34,708.8
Weighted average stated customer interest rate on
   sold finance receivables........................       10.0%              11.5%              11.0%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..        9.4%              21.7%              22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).....................        9.0%               5.8%               5.1%
     Weighted average discount rate................       14.0%              14.0%              14.0%

----------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Activity in the interest-only securities account was as follows:

                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                    ------------------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)
Balance, beginning of period...................................................................   $ 905.0      $1,305.4
   Additions resulting from securitizations during the period..................................       -           266.4
   Additions resulting from clean-up calls (a).................................................      64.9           -
   Investment income...........................................................................      56.1          91.5
   Cash received...............................................................................    (126.5)       (234.1)
   Impairment charge to reduce carrying value..................................................     (13.3)        (83.2)
   Change in unrealized depreciation charged to shareholder's equity...........................     (33.4)          3.5
                                                                                                  -------      --------

Balance, end of period.........................................................................   $ 852.8      $1,349.5
                                                                                                  =======      ========
----------

(a) During the first six months of 2000, clean-up calls were exercised for five securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying the five securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

       Credit quality of managed finance receivables was as follows:

                                                                                June 30,       December 31,
                                                                                  2000             1999
                                                                                  ----             ----


60-days-and-over delinquencies as a percentage of managed finance
   receivables at period end.................................................     1.47%             1.42%
                                                                                  ====              ====

Net credit losses incurred during the last twelve months as a percentage
   of average managed finance receivables during the period..................     1.49%             1.31%
                                                                                  ====              ====

Repossessed collateral inventory as a percentage of managed finance
   receivables at period end.................................................     1.41%             1.34%
                                                                                  ====              ====

     NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of June 30, 2000):

                                                                                June 30,       December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                    (Dollars in millions)

Note payable to Conseco (8.28%)..............................................  $2,210.8           $2,116.7
Master repurchase agreements due on various dates in 2000 and 2001
   (7.89%)...................................................................   2,525.3            1,620.9
Credit facility collateralized by retained interests in securitizations due
   2001 (8.62%)..............................................................     525.0              499.0
Medium term notes due September 2002 to April 2003 (6.52%)...................     223.7              226.7
10.25% senior subordinated notes due 2002....................................     217.3              217.3
Other........................................................................       3.2                3.1
                                                                               ---------          --------

     Total principal amount..................................................   5,705.3            4,683.7
Unamortized net discount.....................................................       2.5                3.2
                                                                               ---------          --------

     Total notes payable.....................................................  $5,702.8           $4,680.5
                                                                               ========           ========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The credit facility collateralized by retained interests in securitizations requires the Company to maintain various financial ratios, as defined in the agreement, including: (i) an adjusted tangible net worth of at least $1.8 billion (such amount was $2.0 billion at June 30, 2000); (ii) a fixed charge coverage ratio of not less than 1.10:1.0 (such ratio was 1.11:1 at June 30, 2000); (iii) a debt to equity ratio of not more than 12.0:1.0 (such ratio was 9.0:1.0 at June 30, 2000); and (iv) a net worth to average managed receivable ratio of not less than .0375:1 (such ratio was .0393:1 at June 30, 2000). Our current plans to restructure our finance operations could adversely affect such financial ratios.

     At June 30, 2000, we had $5.7 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. These agreements generally provide for annual terms, some of which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2000, we had $3.3 billion borrowed under such agreements.

     In connection with the modification of certain master repurchase agreements and other transactions with Lehman, the Company and Conseco agreed to the dividend and prepayment on the Conseco note described in the note entitled "Related Party Transactions."

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $9,136.4 million at June 30, 2000. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at June 30, 2000 was 8.0 percent.

     RELATED PARTY TRANSACTIONS

     In 1998, we entered into a $2 billion promissory note with Conseco. The note bore interest at LIBOR plus a margin of .35 percent and both the principal and interest were due on demand. On January 1, 2000, the promissory note was amended and restated to provide for borrowings up to $5 billion and quarterly interest payments at a rate of LIBOR plus a margin of 1.5 percent. In connection with the transaction with Lehman (as described in the note entitled "Special Charges and Recent Events"), the promissory note from the Company to Conseco was replaced with a one-year term note and the Company repaid $450.0 million of this note. At June 30, 2000, the one-year term note had a balance of $2,210.8 million. Conseco has agreed that without Lehman's consent, it will limit additional prepayments on this note to $50 million, as long as certain financing arrangements with Lehman remain outstanding. In addition, the Company has agreed that it will not pay dividends until 2001 and then pay such dividends only to the extent certain financial covenants are met. Interest expense incurred under the note totaled $92.7 million and $26.6 million during the six months ended June 30, 2000 and 1999, respectively.

     At June 30, 2000, $23.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

     In 1999, Conseco contributed certain assets then having a book value of approximately $300 million to the Company. These assets were returned to Conseco in 2000 concurrently with the Lehman transaction. Such distribution is reflected as a return of capital in the consolidated statement of shareholder's equity at the book value of the assets transferred.

     In the first quarter of 2000, the Company repurchased shares of its common stock from Conseco for $126.0 million.

     The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

direct and allocable costs. Total fees incurred by the Company under such agreements were $22.7 million and $20.3 million for the six months ended June 30, 2000 and 1999, respectively.

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

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not received a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits related to their operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     GUARANTEES

     We have provided guarantees of approximately $1.6 billion at June 30, 2000, in conjunction with certain sales of finance receivables. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. We believe the likelihood of a significant loss from such guarantees is remote.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                  Six months ended
                                                                                                       June 30,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                                (Dollars in millions)

Cash flows from operating activities:
   Net income (loss).........................................................................    $ (1.7)       $ 207.0
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of finance receivables...................................................      (2.6)        (368.6)
       Points and origination fees received..................................................       -            243.2
       Interest-only securities investment income............................................     (56.1)         (91.1)
       Cash received from interest-only securities...........................................     126.5          234.1
       Servicing income......................................................................     (55.3)         (81.1)
       Cash received from servicing activities...............................................      63.2           86.1
       Provision for losses..................................................................     142.7           48.5
       Amortization and depreciation.........................................................      14.7           24.8
       Income taxes..........................................................................     (28.3)         (44.2)
       Accrual and amortization of investment income.........................................     (48.4)          (8.6)
       Special charges.......................................................................      38.4            -
       Impairment charges....................................................................      12.1           83.8
       Other  ...............................................................................      27.3          (18.7)
                                                                                                 ------        -------

         Net cash provided by operating activities...........................................    $232.5        $ 315.2
                                                                                                 ======        =======

     In 1999, the noncash transaction related to the tax benefit related to the issuance of shares under stock option plans was not reflected in the consolidated statement of cash flows.

     SPECIAL CHARGES AND RECENT EVENTS

     During the second quarter of 2000, the Company incurred the following charges which are further described in the paragraphs which follow (dollars in millions):

Transaction fee paid to Lehman...............................................................    $ 25.0
Warrant issued to Lehman.....................................................................      48.1
Gain recognized on sale of bankcard business.................................................      (9.7)
                                                                                                 ------

       Special charges before income tax benefit.............................................      63.4

Income tax benefit related to special charges................................................     (22.2)
                                                                                                 ------

       Special charges, net of income tax benefit............................................    $ 41.2
                                                                                                 ======

     Lehman transactions

     In May 2000, we sold approximately $1.3 billion of finance receivables to Lehman and its affiliates for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. We paid a $25.0 million transaction fee to Lehman in conjunction with the sale, which was included in special charges. Such loans were sold to Lehman at a value which approximated net book value, less the fee paid to Lehman.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During the second quarter of 2000, we repurchased approximately $.7 billion of the finance receivables sold to Lehman. These finance receivables were subsequently included in securitization transactions structured as financings. The cost of the finance receivables purchased from Lehman did not differ materially from the book value of the loans prior to their sale to Lehman.

     Lehman has also amended its repurchase and other financing facilities with the Company to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the Company's common stock. The warrant has a five-year term. After three years, the holder of the warrant or the Company may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, the warrant has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases the Company. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000.

     Sale of bankcard business

     In the second quarter of 2000, the Company sold substantially all of its bankcard (Visa and Mastercard) portfolio. We recognized a net gain on the sale of $9.7 million.

     Other items

     On April 28, 2000, the Company's former Chief Executive Officer, Stephen C. Hilbert, and former Chief Financial Officer, Rollin M. Dick, terminated their positions with the Company.

     Following Conseco's March 31, 2000, announcement that it planned to explore the sale of the Company and other events described elsewhere herein, rating agencies lowered their ratings and placed certain ratings on review.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     RESULTS OF OPERATIONS

                                                                           Three months ended              Six months ended
                                                                                June 30,                       June 30,
                                                                          --------------------           ------------------
                                                                          2000            1999           2000           1999
                                                                          ----            ----           ----           ----
                                                                                         (Dollars in millions)
Contract originations:
   Manufactured housing...............................................   $ 1,478.7   $ 1,983.6       $ 2,662.4      $ 3,394.7
   Mortgage services..................................................     1,471.1     1,931.7         3,015.3        3,369.3
   Consumer/credit card...............................................     1,066.4       742.6         1,840.9        1,281.2
   Commercial.........................................................     1,404.1     2,152.0         2,910.8        4,138.9
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $ 5,420.3   $ 6,809.9       $10,429.4      $12,184.1
                                                                         =========   =========       =========      =========

Securitizations of receivables recorded as sales:
   Manufactured housing...............................................   $   597.8   $ 1,681.1       $   597.8      $ 3,481.1
   Home equity/home improvement.......................................       824.0     1,687.7           824.0        2,648.8
   Consumer/equipment.................................................         -         600.0             -            600.0
   Leases.............................................................         -           -               -              -
   Commercial and retail revolving credit.............................       409.0        92.5           409.0           92.5
   Retained bonds.....................................................         -        (348.2)            -           (371.4)
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $ 1,830.8   $ 3,713.1       $ 1,830.8      $ 6,451.0
                                                                         =========   =========       =========      =========

Managed receivables (average):
   Manufactured housing...............................................   $25,518.4   $22,362.8       $25,198.3      $21,905.1
   Mortgage services..................................................    13,340.2     9,725.0        12,962.4        9,205.3
   Consumer/credit card...............................................     3,971.6     3,101.0         3,924.2        3,044.7
   Commercial.........................................................     5,043.2     5,551.5         5,082.4        5,336.4
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $47,873.4   $40,740.3       $47,167.3      $39,491.5
                                                                         =========   =========       =========      =========
Revenues:
   Net investment income:
     Finance receivables and other....................................   $   453.1   $   133.3       $   844.4      $   240.2
     Interest-only securities.........................................        28.6        47.4            56.1           91.1
   Gain on sale:
     Securitization transactions......................................         -         169.4             -            368.6
     Whole-loan sales.................................................         2.6         -               2.6            -
   Fee revenue and other income.......................................        99.0        87.6           210.8          170.2
                                                                         ---------   ---------       ---------      ---------

     Total revenues...................................................       583.3       437.7         1,113.9          870.1
                                                                         ---------   ---------       ---------      ---------

Expenses:
   Provision for losses...............................................        84.1        27.2           142.7           48.5
   Finance interest expense...........................................       266.9        69.6           471.4          124.2
   Other operating costs and expenses.................................       203.2       156.8           425.3          317.5
                                                                         ---------   ---------       ---------      ---------

     Total expenses...................................................       554.2       253.6         1,039.4          490.2
                                                                         ---------   ---------       ---------      ---------

     Operating income before special charges, impairment charges
       and income taxes...............................................        29.1       184.1            74.5          379.9

Special charges.......................................................        63.4         -              63.4            -
Impairment charges....................................................         9.6        71.6            12.1           83.8
                                                                         ---------   ---------       ---------      ---------

     Income (loss) before income taxes................................   $   (43.9)  $   112.5       $    (1.0)     $   296.1
                                                                         =========   =========       =========      =========

                                       16

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

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

     On July 27, 2000, Conseco announced several courses of action with respect to the Company, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. Conseco believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance. We have already completed the sale of the bankcard business, generating cash proceeds of over $150 million. No assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions.

     On September 8, 1999, we announced that we would no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions after that date are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to SFAS 125, such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the consolidated balance sheet, rather than as sales.

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

     After the March 31, 2000 announcement that Conseco planned to explore the sale of the Company and other events described elsewhere herein, it was difficult to complete new securitization transactions for a period of time. However, these markets eventually became available to the Company. During the second quarter of 2000, we completed five transactions, securitizing over $2.5 billion of finance receivables. In May 2000, we sold $1.3 billion of finance receivables to Lehman. The proceeds from such sale were used to repay various warehouse credit lines, creating increased warehousing capacity for Conseco Finance. Lehman also amended its repurchase and other financing facilities with Conseco Finance to expand the types of assets financed. See the note to the accompanying consolidated financial statements entitled "Special Charges and Recent Events" for a further description of the transactions with Lehman. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and
(iii) whole-loan sales.

     Loan originations in the second quarter of 2000 were $5.4 billion, down 20 percent from 1999. Loan originations in the first six months of 2000 were $10.4 billion, down 14 percent over 1999. We believe there are several factors which contribute to the decrease in loan originations during the second quarter of 2000. General levels of interest rates have increased, which has resulted in a decrease in the demand for certain finance products. Sales of manufactured housing have also decreased recently. The Company has also limited the origination of certain loans, reflecting the cost and limitations of our capital and efforts to control our growth.

     Manufactured housing loan originations decreased by $504.9 million, or 25 percent, in the second quarter of 2000 and by $732.3 million, or 22 percent, during the first six months of 2000. The decrease was primarily due to a decrease in the number of contracts written, which is consistent with the decrease in sales of manufactured housing during the second quarter of 2000.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     Mortgage services loan originations decreased by $460.6 million, or 24 percent, in the second quarter of 2000 and by $354.0 million, or 11 percent, during the first six months of 2000. The decrease was primarily due to a decrease in the number of contracts written, which is generally consistent with the reduced demand for these products in the rising interest rate environment.

     Consumer/credit card loan originations increased by $323.8 million, or 44 percent, in the second quarter of 2000 and by $559.7 million, or 44 percent, during the first six months of 2000. The increase is primarily the result of our successful marketing efforts, including a number of new private label credit card relationships with large retailers. During the second quarter of 2000, we entered into an agreement to sell our bankcard portfolio, which accounted for $203 million of our originations during the six months ended June 30, 2000.

     Commercial loan originations decreased by $747.9 million, or 35 percent, in the second quarter of 2000 and by $1,228.1 million, or 30 percent, during the first six months of 2000. The decrease primarily reflects the sale of certain commercial lines in September 1999, and our decision in early 2000 to significantly limit additional transportation and certain other commercial loans.

     Sales of finance receivables decreased as a result of the change in the structure of our securitizations. The sales in the second quarter of 2000 include the previously described sale of finance receivables to Lehman and the sale of our bankcard portfolio.

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our consolidated balance sheet that have not been securitized. Average managed receivables increased to $47.9 billion in the second quarter of 2000, up 18 percent over 1999, and to $47.2 billion in the first six months of 2000, up 19 percent over the same period in 1999.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 240 percent, to $453.1 million, in the second quarter of 2000 and by 252 percent, to $844.4 million, in the first six months of 2000, consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.0 percent and 11.0 percent during the second quarters of 2000 and 1999, respectively, and such weighted average yields were 13.0 percent and 11.3 percent during the first six months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 40 percent, to $28.6 million, in the second quarter of 2000 and by 38 percent, to $56.1 million, in the first six months of 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.5 percent and 13.7 percent during the first six months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, we will account for future securitizations as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. The balance of the interest-only securities was reduced by $533.8 million during 1999 (of which only $83.2 million was incurred in the first six months of 1999) due to an impairment charge which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine the appropriate interest accretion rate. If we determine that this rate should be lower, investment income accreted on the interest-only security will decrease in future periods.

     Gain on sale related to securitization transactions were nil in the 2000 periods, reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

     Conditions in the credit markets have frequently resulted in less-attractive pricing of certain lower-rated securities in our securitization structures. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts,

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we hold were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At June 30, 2000, we held $468.9 million of such securities which are classified as actively managed fixed maturities.

     Gain on whole-loan sales totaled $2.6 million in the second quarter of 2000. During the second quarter of 2000, we sold approximately $1.3 billion of finance receivables to Lehman for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. We paid a $25.0 million transaction fee to Lehman in conjunction with the sale which was included in special charges. Such loans were sold to Lehman at a value which approximated book value, less the fee paid to Lehman. Gain on whole-loan sales excludes the gain realized on the sale of our bankcard portfolio, which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by 13 percent, to $99.0 million, in the second quarter of 2000, and by 24 percent, to $210.8 million, in the first six months of 2000. Our net written insurance premiums and other income both grew with managed receivables. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has declined in the current period, and will decline further in future periods.

     Provision for losses increased by 209 percent, to $84.1 million, in the second quarter of 2000, and by 194 percent, to $142.7 million, in the first six months of 2000. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Interest expense increased by 283 percent, to $266.9 million, in the second quarter of 2000, and by 280 percent, to $471.4 million, in the first six months of 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate increased to 7.6 percent in the second quarter of 2000 from 5.4 percent in the second quarter of 1999. Our average borrowing rate during the first six months of 2000 was 7.3 percent compared to 5.6 percent during the first six months of 1999.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt, which increases our average borrowing rate as compared to prior periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expense increased by 30 percent, to $203.2 million, in the second quarter of 2000, and by 34 percent, to $425.3 million, in the first six months of 2000, reflecting: (i) the growth in our servicing portfolio; and (ii) the growth in our loan origination offices and infrastructure.

     Special charges include: (i) the $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (ii) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (iii) the $9.7 million gain realized on the sale of our bankcard portfolio and other items.

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. Declines in value are considered to be other than temporary when the present value of estimated future cash flows discounted at a risk- free rate using current assumptions is less than the amortized cost of the interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

     The Company continually evaluates its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change in 1999 was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. In the second quarters of 2000 and 1999, we recognized an impairment charge of $9.6 million and $71.6 million, respectively, to reduce the book value of the interest-only securities and servicing rights. Such impairment charge for the first six months of 2000 and 1999 was $12.1 million and $83.8 million, respectively.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies;
(iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the Company's efforts to sell assets and reduce, refinance or modify indebtedness and the availability of capital during this process; (ix) actions by rating agencies and the effects of past or future actions by these agencies on the Company's business; and (x) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, with the Securities and Exchange Commission.

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

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not received a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

     In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits related to its operations. Although the ultimate outcome of certain of such matters cannot be predicted, such lawsuits currently pending against the Company or its subsidiaries are not expected, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

       ITEM 5.  OTHER INFORMATION.

       None.

       ITEM 6.    (a)      Exhibits

       4(c) Promissory Note dated May 11, 2000 issued by the Company to Conseco, Inc.

       10(e) Warrant to Purchase Common Stock of Conseco Finance Corp. dated May 11, 2000, by and between Conseco Finance Corp. and Lehman Brothers Holdings Inc. is incorporated herein by reference to the Form 10-Q of Conseco, Inc. for the period ended June 30, 2000.

       10(f) Agreement dated May 11, 2000, by and among Conseco, Inc., CIHC, Incorporated and Lehman Brothers Holdings Inc. is incorporated herein by reference to the Form 10-Q of Conseco, Inc. for the period ended June 30, 2000.

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





                                           CONSECO FINANCE CORP.


Dated: August 14, 2000                 By: /S/ JAMES S. ADAMS
                                           ------------------
                                           James S. Adams
                                           Senior Vice President and
                                              Chief Accounting Officer
                                              (authorized officer and chief
                                              accounting officer)