Form 10-Q
period 2000-09-30
CONSECO FINANCE CORP
filed 2000-11-14
CIK 890175

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

                  For the quarterly period ended September 30, 2000

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                   -----    -----

                         Commission File Number 1-08916

                              CONSECO FINANCE CORP.

                   Delaware                          No. 41-1807858
             ---------------------               ---------------------
            State of Incorporation           IRS Employer Identification No.


                  1100 Landmark Towers
            Saint Paul, Minnesota 55102-1639              (651) 293-3400
         --------------------------------------           --------------
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

    Shares of common stock outstanding as of October 31, 2000:  101

    The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                               September 30,   December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
                                                                                                (unaudited)
Actively managed fixed maturities at fair value (amortized cost: 2000 - $715.7;
   1999 - $712.6).............................................................................  $   475.6      $   694.3
Interest-only securities at fair value (amortized cost: 2000 - $637.2; 1999 - $916.2).........      640.1          905.0
Cash and cash equivalents.....................................................................      542.2          533.4
Cash held in segregated accounts for investors in securitizations.............................      637.8          849.7
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................      547.0          270.6
Fixed maturities due from subsidiaries of Conseco, Inc........................................        -            104.6
Finance receivables...........................................................................    5,090.3        4,978.5
Finance receivables - securitized.............................................................   11,604.6        4,730.5
Receivables due from Conseco, Inc.............................................................      341.3          435.1
Servicing rights..............................................................................       85.6          111.9
Income tax assets.............................................................................       66.5            -
Goodwill......................................................................................       48.0           50.2
Other assets..................................................................................      687.0          790.9
                                                                                                ---------      ---------

       Total assets...........................................................................  $20,766.0      $14,454.7
                                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................  $   637.8      $   853.0
   Liabilities related to certificates of deposit.............................................    1,574.4          870.5
   Other liabilities..........................................................................      685.8          743.5
   Income tax liabilities.....................................................................        -            230.4
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......   10,944.6        4,641.8
     Master repurchase agreements.............................................................    2,642.8        1,620.9
     Credit facility collateralized by retained interests in securitizations..................      600.0          499.0
     Due to Conseco, Inc......................................................................      916.2        2,116.7
     Other....................................................................................      441.8          443.9
                                                                                                ---------      ---------

          Total liabilities...................................................................   18,443.4       12,019.7
                                                                                                ---------      ---------

Shareholder's equity:
   Preferred stock............................................................................      750.0            -
   Common stock and additional paid-in capital................................................    1,209.4        1,641.0
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2000 - $87.8; 1999 - $11.0)..............................................................     (149.6)         (18.8)
   Retained earnings..........................................................................      512.8          812.8
                                                                                                ---------      ---------

          Total shareholder's equity..........................................................    2,322.6        2,435.0
                                                                                                ---------      ---------

          Total liabilities and shareholder's equity..........................................  $20,766.0      $14,454.7
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


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                           Three months ended              Nine months ended
                                                                              September 30,                  September 30,
                                                                          --------------------           -------------------
                                                                          2000            1999           2000           1999
                                                                          ----            ----           ----           ----
Revenues:
   Net investment income:
     Finance receivables and other...................................   $ 528.5        $ 158.5        $1,372.9      $   398.7
     Interest-only securities........................................      28.9           46.7            85.0          137.9
   Gain on sale:
     Securitization transactions.....................................       -            156.7             -            525.3
     Other loan sales................................................       1.9            -               4.5            -
   Servicing income..................................................      30.5           42.6            85.8          123.7
   Fee revenue and other income......................................      56.0           53.3           211.5          142.3
                                                                        -------        -------        --------      ---------

         Total revenues..............................................     645.8          457.8         1,759.7        1,327.9
                                                                        -------        -------        --------      ---------

Expenses:
   Provision for losses..............................................      91.3           28.3           234.0           76.8
   Interest expense..................................................     335.2           86.0           806.6          210.2
   Other operating costs and expenses................................     179.4          170.4           604.7          487.9
   Special charges...................................................     226.6            -             290.0            -
   Impairment charge.................................................     205.0          100.1           217.1          183.9
                                                                        -------        -------        --------      ---------

         Total expenses..............................................   1,037.5          384.8         2,152.4          958.8
                                                                        -------        -------        --------      ---------

         Income (loss) before income taxes and cumulative
           effect of accounting change...............................    (391.7)          73.0          (392.7)         369.1

Income tax expense (benefit).........................................    (140.6)          16.6          (139.9)         105.7
                                                                        -------        -------        --------      ---------

         Income (loss) before cumulative effect of accounting
           change....................................................    (251.1)          56.4          (252.8)         263.4

Cumulative effect of accounting change, net of taxes.................      45.5            -              45.5            -
                                                                        -------        -------        --------      ---------

         Net income (loss)...........................................    (296.6)          56.4          (298.3)         263.4

Preferred stock dividends............................................       1.7            -               1.7            -
                                                                        -------        -------        --------      ---------

         Net income (loss) applicable to common stock................   $(298.3)       $  56.4        $ (300.0)     $   263.4
                                                                        =======        =======        ========      =========












               The accompanying notes are an integral part of the
                       consolidated financial statements.



                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                            Common stock     Accumulated other
                                                              Preferred    and additional      comprehensive       Retained
                                                     Total      stock      paid-in capital         loss            earnings
                                                     -----      -----      ---------------         ----            --------

Balance, January 1, 2000.......................    $2,435.0    $  -          $1,641.0             $ (18.8)        $  812.8

   Comprehensive loss, net of tax:
     Net loss..................................      (298.3)      -               -                   -             (298.3)
     Change in unrealized depreciation of
       actively managed fixed maturity
       investments and interest-only
       securities (net of applicable
       income benefit of $76.8)................      (130.8)      -               -                (130.8)             -
                                                   --------

         Total comprehensive loss..............      (429.1)

   Issuance of preferred stock.................       750.0     750.0             -                   -                -
   Repurchase of shares of common stock........      (126.0)      -            (126.0)                -                -
   Return of capital...........................      (306.3)      -            (306.3)                -                -
   Dividends on preferred stock................        (1.7)      -               -                   -               (1.7)
   Other ......................................          .7       -                .7                -                -
                                                   --------    ------        --------             -------         --------

Balance, September 30, 2000....................    $2,322.6    $750.0        $1,209.4             $(149.6)        $  512.8
                                                   ========    ======        ========             =======         ========

Balance, January 1, 1999.......................    $2,292.2    $  -          $1,338.3             $ (11.0)        $  964.9

   Comprehensive income, net of tax:
     Net income................................       263.4       -               -                   -              263.4
     Change in unrealized depreciation of
       actively managed fixed maturity
       investments and interest-only
       securities (net of applicable
       income tax benefit of $16.5)............       (27.1)      -               -                 (27.1)             -
     Change in minimum pension liability
       (net of applicable income
       tax expense of $2.7)....................         4.4       -               -                   4.4              -
                                                   --------

         Total comprehensive income............       240.7

   Tax benefit related to issuance of
     shares under stock option plans...........         2.7       -               2.7                 -                -
   Dividends on common stock...................      (200.0)      -               -                   -             (200.0)
                                                   --------    ------        --------             -------         --------

Balance, September 30, 1999....................    $2,335.6    $  -          $1,341.0             $ (33.7)        $1,028.3
                                                   ========    ======        ========             =======         ========







               The accompanying notes are an integral part of the
                       consolidated financial statements.


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                    ---------------------
                                                                                                    2000             1999
                                                                                                    ----             ----
Cash flows from operating activities:
   Net investment income....................................................................   $   1,466.9      $     726.6
   Points and origination fees..............................................................           -              359.0
   Fee revenue and other income.............................................................         308.5            279.4
   Interest expense.........................................................................        (710.1)          (210.2)
   Other operating costs....................................................................        (662.2)          (499.8)
   Special charges..........................................................................         (31.7)             -
   Taxes....................................................................................         (47.5)          (175.3)
                                                                                               -----------      -----------

       Net cash provided by operating activities............................................         323.9            479.7
                                                                                               -----------      -----------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................       1,964.0          8,567.2
   Principal payments received on finance receivables.......................................       6,225.4          6,718.5
   Finance receivables originated...........................................................     (15,602.6)       (18,784.9)
   Other....................................................................................        (206.0)          (115.4)
                                                                                               -----------      -----------

       Net cash used by investing activities ...............................................      (7,619.2)        (3,614.6)
                                                                                               -----------      -----------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................       1,532.0            863.2
   Payments on liabilities related to deposit products......................................        (828.1)          (148.4)
   Issuance of notes payable................................................................      18,939.4         13,276.1
   Payments on notes payable................................................................     (11,858.9)       (10,678.3)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...        (354.3)             -
   Repurchase of shares of common stock.....................................................        (126.0)             -
   Common stock dividends paid..............................................................           -             (200.0)
                                                                                               -----------      -----------

       Net cash provided by financing activities............................................       7,304.1          3,112.6
                                                                                               -----------      -----------

       Net increase (decrease) in cash and cash equivalents.................................           8.8            (22.3)

Cash and cash equivalents, beginning of period..............................................         533.4            195.2
                                                                                               -----------      -----------

Cash and cash equivalents, end of period....................................................   $     542.2      $     172.9
                                                                                               ===========      ===========













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

     Conseco Finance is a financial services holding company that originates, securitizes and services manufactured housing, home equity, retail credit and floorplan loans throughout the United States. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

     During the third quarter of 2000, Conseco announced several courses of action with respect to the Company, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. Conseco believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance. The planned actions have resulted in a significant decrease in new loan originations, allowing the Company to enhance net interest margins, reduce the amount of available cash required for new loan originations and transfer cash to Conseco. However, no assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions.

     Several elements of the plans we previously announced were completed during the second and third quarters of 2000:

     (i) We completed the restructuring of our operations (see the note entitled "Special Charges and Recent Events");

     (ii) We completed the sales of: (a) our bankcard business; and (b) certain asset-based loans (see the note entitled "Special Charges and Recent Events"); and

     (iii) We have completed various financing transactions which allow better use of existing assets to generate cash.

     (iv) We amended an agreement with Lehman Brothers Holdings Inc. (collectively with its direct and indirect subsidiaries "Lehman") which significantly reduced the restrictions on intercompany payments to Conseco as required by the previous agreement (see note entitled "Notes Payable (Excluding Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings")).

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Conseco Finance's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2000 presentation. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for certain fixed maturity securities, interest-only securities, servicing rights, goodwill, liabilities related to litigation, gain on sale of finance receivables, provision for losses and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

     Net income, as previously reported in our Form 10-Q, as amended, for the three and nine months ended September 30, 1999, has been restated to reflect adjustments, principally related to: (i) impairment charges relating to interest-only securities and servicing rights; (ii) delaying the recognition of revenue from sales of loans to certain commercial paper conduit trusts until the loans were subsequently placed in their final securitization structures; (iii) adjusting loan origination cost deferrals; and (iv) adjusting income tax and expense allocations from Conseco. These changes reduced previously reported net income by $14.8 million and $78.4 million, in the three and nine months ended September 30, 1999, respectively.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on a new accounting requirement for the recognition of impairments on interest-only securities and other retained beneficial interests in securitized finance assets. The new guidance is summarized in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20").

     Under the prior accounting rule, declines in the value of our interest-only securities and other retained beneficial interests in securitized financial assets were recognized in the statement of operations when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the interest-only security.

     Under the new accounting rule, declines in value are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     Although adoption is not required until January 1, 2001, we adopted the new accounting rule on July 1, 2000, as permitted. The cumulative effect of the accounting change for periods prior to July 1, 2000 was a decrease to net income of $45.5 million (net of an income tax benefit of $24.7 million) related to interest-only securities.

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

     The Financial Accounting Standards Board recently issued Financial Accounting Standards Board Statement No. 140 ("SFAS 140"), which is a replacement of SFAS 125, and a preliminary draft of an implementation guide for SFAS 140 (the "preliminary draft"). The preliminary draft proposes a change that could require the Company to structure securitization transactions in a different manner to avoid

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

recording a sale under the new proposed guidance. The Company is studying the effects of the proposed change, which could be effective for securitization transactions completed after March 31, 2001.

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." We are generally able to repurchase these receivables from the trust when the aggregate unpaid principal balance reaches 20 percent of the initial principal balance of the finance receivables. The average interest rate earned on these receivables at September 30, 2000, was approximately 11.9 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     During the third quarter of 2000, we completed three securitization transactions, securitizing $2.2 billion of finance receivables. During the first nine months of 2000, we have securitized or sold over $6.9 billion of finance receivables. We continue to be able to finance loans through: (i) our warehouse and bank credit facilities; (ii) the sale of securities through securitization transactions; and (iii) whole-loan sales.

     The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we have decided to sell, close or runoff (the "discontinued lines"):

                                                                                       September 30,    December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                             (Dollars in millions)

Continuing lines:
   Manufactured housing............................................................... $ 4,575.2          $  953.0
   Mortgage services..................................................................   4,498.0           2,077.3
   Retail credit......................................................................     738.9               -
   Floorplan..........................................................................     637.0             637.0
                                                                                       ---------          --------

                                                                                        10,449.1           3,667.3
   Less allowance for credit losses...................................................     110.7               4.4
                                                                                       ---------          --------

     Net finance receivables - securitized for continuing lines.......................  10,338.4           3,662.9
                                                                                       ---------          --------

Discontinued lines:
   Consumer finance...................................................................     262.5             278.9
   Transportation.....................................................................     447.4             581.9
   Vendor finance.....................................................................     579.4             216.1
                                                                                       ---------          --------

                                                                                         1,289.3           1,076.9
   Less allowance for credit losses...................................................      23.1               9.3
                                                                                       ---------          --------

     Net finance receivables - securitized for discontinued lines.....................   1,266.2           1,067.6
                                                                                       ---------          --------

     Total finance receivables - securitized.......................................... $11,604.6          $4,730.5
                                                                                       =========          ========


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                       September 30,    December 31,
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                             (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................  $  770.5          $  795.8
   Mortgage services..................................................................   1,813.2           1,277.0
   Retail credit......................................................................     977.2             867.8
   Floorplan..........................................................................     261.3             602.7
                                                                                        --------          --------

                                                                                         3,822.2           3,543.3
   Less allowance for credit losses...................................................      63.7              38.8
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,758.5           3,504.5
                                                                                        --------          --------

Discontinued lines:
   Consumer finance...................................................................     580.5             142.2
   Transportation.....................................................................     333.3             337.8
   Vendor finance.....................................................................     203.6             423.3
   Park construction..................................................................     229.3             188.7
   Other  ............................................................................      26.2             417.9
                                                                                        --------          --------

                                                                                         1,372.9           1,509.9
   Less allowance for credit losses...................................................      41.1              35.9
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................   1,331.8           1,474.0
                                                                                        --------          --------

     Total other finance receivables..................................................  $5,090.3          $4,978.5
                                                                                        ========          ========


     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                           Three months ended          Nine months ended
                                                                              September 30,              September 30,
                                                                           -------------------        -------------------
                                                                            2000          1999         2000          1999
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)

Allowance for credit losses, beginning of period.....................      $153.2       $ 55.2        $ 88.4       $ 43.0
Additions to the allowance...........................................       156.0 (a)     28.3         298.7         76.8
Credit losses........................................................       (70.6)       (21.9)       (148.5)       (58.2)
                                                                           ------       ------        ------       ------

Allowance for credit losses, end of period...........................      $238.6       $ 61.6        $238.6       $ 61.6
                                                                           ======       ======        ======       ======

--------------------
(a) Additions to the allowance for the three months ended September 30, 2000 includes: (i) $91.3 million related to continuing lines and classified as "provision for losses"; (ii) $45.9 million related to discontinued lines and classified as a component of "special charges" (see the note entitled "Special Charges and Recent Events"); and (iii) $18.8 million related to a block of finance receivables purchased during the third quarter of 2000.

     The securitizations structured prior to our September 8, 1999 announcement met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

of receivables, the excess of the principal and interest received on the receivables transferred to the special purpose entity over the sum of: (i) principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities had a par value, fair market value and amortized cost of $769.8 million, $475.6 million and $715.7 million, respectively, at September 30, 2000, and were classified as "actively managed fixed maturity securities."

     During the first nine months of 1999, the Company sold $9.2 billion of finance receivables in various securitized transactions and recognized gains of $525.3 million. We recognized no gain on sale related to securitized transactions during the first nine months of 2000.

     The interest-only securities on our consolidated balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. We used the following assumptions to adjust the amortized cost to estimated fair value at September 30, 2000 and December 31, 1999. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes."

                                                      Manufactured        Home equity/       Consumer/
September 30, 2000                                       housing        home improvement     equipment           Total
------------------                                       -------        ----------------     ---------           -----
                                                                                (Dollars in millions)
Interest-only securities at fair value............. $    399.6          $   222.7          $    17.8       $    640.1
Cumulative principal balance of sold finance
   receivables at September 30, 2000...............   20,846.9            7,022.4            2,132.8         30,002.1
Weighted average stated customer interest rate
   on sold finance receivables.....................       10.0%              11.6%              10.8%
Assumptions to determine estimated fair value
   of interest-only securities at September 30, 2000:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..        9.7%              20.6%              22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a).............        8.9%               6.0%               6.4%
     Weighted average discount rate ...............       15.0%              15.0%              15.0%

                                                      Manufactured        Home equity/       Consumer/
December 31, 1999                                        housing        home improvement     equipment           Total
-----------------                                        -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value............. $    528.3           $  318.0          $    58.7       $    905.0
Cumulative principal balance of sold finance
   receivables at December 31, 1999................   22,854.6            8,804.8            3,049.4         34,708.8
Weighted average stated customer interest rate on
   sold finance receivables........................       10.0%              11.5%              11.0%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 1999:
     Expected weighted average annual constant
       prepayment rate as a percentage of principal
       balance of related finance receivables (a)..        9.4%              21.7%              22.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).....................        9.0%               5.8%               5.1%
     Weighted average discount rate................       14.0%              14.0%              14.0%









                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

------------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.


     As described above under the note entitled "Cumulative Effect of Accounting Change", the Company adopted the requirements of EITF 99-20 effective July 1, 2000. During the third quarter of 2000, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of several securities. These changes were made considering recent adverse default and loss trends and other economic factors. As a result of these changes, the cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes are reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our servicing rights totaled $205.0 million ($133.3 million after the income tax benefit) for the third quarter of 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

     Activity in the interest-only securities account was as follows:

                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                                    ------------------
                                                                                                    2000          1999
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)

Balance, beginning of period...................................................................   $ 905.0      $1,305.4
   Additions resulting from securitizations during the period..................................       -           378.6
   Additions resulting from clean-up calls (a).................................................      74.0           -
   Investment income...........................................................................      85.0         137.9
   Cash received...............................................................................    (164.6)       (343.0)
   Impairment charge to reduce carrying value..................................................    (203.2)       (180.1)
   Cumulative effect of change in accounting principle.........................................     (70.2)          -
   Change in unrealized appreciation (depreciation) charged to shareholder's equity............      14.1          (5.8)
                                                                                                  -------      --------

Balance, end of period.........................................................................   $ 640.1      $1,293.0
                                                                                                  =======      ========

------------------
(a) During the first nine months of 2000, clean-up calls were exercised for seven securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying the seven securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

       Credit quality of managed finance receivables was as follows:

                                                                              September 30,    December 31,
                                                                                  2000             1999
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.12%             1.57%
     Mortgage services.......................................................    .85              1.00
     Retail credit...........................................................   2.87              3.02
     Floorplan...............................................................    .23               .07
       Total continuing lines................................................   1.67              1.36
     Total discontinued lines................................................   2.07              1.72
       Total.................................................................   1.71%             1.42%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:

     Manufactured housing....................................................   1.47%             1.25%
     Mortgage services.......................................................   1.09               .99
     Retail credit...........................................................   5.17              4.33
     Floorplan...............................................................    .25               .17
       Total continuing lines................................................   1.41              1.20
     Total discontinued lines................................................   3.28              1.97
       Total.................................................................   1.62%             1.31%

Repossessed collateral inventory as a percentage of managed finance receivables at period end:

     Manufactured housing....................................................   1.23%             1.09%
     Mortgage services.......................................................   2.71              2.29
     Floorplan...............................................................    .37               .07
       Total continuing lines................................................   1.61              1.36
     Total discontinued lines................................................   2.35              1.18
       Total.................................................................   1.68%             1.34%

     NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of September 30, 2000):

                                                                              September 30,    December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                    (Dollars in millions)

Note payable to Conseco (8.16%)..............................................  $  916.2           $2,116.7
Master repurchase agreements due on various dates in 2000 and 2001
   (7.82%)...................................................................   2,642.8            1,620.9
Credit facility collateralized by retained interests in securitizations due
   2001 (8.62%)..............................................................     600.0              499.0
Medium term notes due September 2002 to April 2003 (6.52%)...................     223.7              226.7
10.25% senior subordinated notes due 2002....................................     217.3              217.3
Other........................................................................       3.2                3.1
                                                                               --------           --------

     Total principal amount..................................................   4,603.2            4,683.7
Unamortized net discount.....................................................       2.4                3.2
                                                                               --------           --------

     Total notes payable.....................................................  $4,600.8           $4,680.5
                                                                               ========           ========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

     Amounts borrowed under master repurchase agreements have increased as the balance of finance receivables eligible as collateral for these agreements has increased. At September 30, 2000, we had $4.3 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 2000, we had borrowed $2.6 billion of the $4.3 billion available under such agreements.

     During the third quarter of 2000, the Company amended an agreement with Lehman related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments we can make to our parent as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note to $750 million stated value of our 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). After such conversion and prepayments made during the third quarter of 2000, the intercompany note had a balance of $916.2 million.

     Pursuant to the amended agreement, Conseco Finance may make the following payments to Conseco: (i) interest on the intercompany note; (ii) payments for products and services provided by Conseco; and (iii) intercompany tax sharing payments. Conseco Finance may also make the following payments to Conseco provided the minimum liquidity requirements defined in the amended agreement are met and the cash payments are applied in the order summarized: (i) unpaid interest on the intercompany note; (ii) prepayments of principal on the intercompany note or repayments of any increase to the intercompany receivable balance; (iii) dividends on the intercompany preferred stock; (iv) redemption of the intercompany preferred stock; and (v) common stock dividends. The liquidity test of the amended agreement requires Conseco Finance to have minimum levels of cash liquidity immediately after making payments to Conseco. Cash liquidity, as defined, includes unrestricted cash and may include up to $150 million of liquidity available at Conseco Finance's bank subsidiaries and the aggregate amount available to be drawn under Conseco Finance's master repurchase facilities (based on eligible excess collateral pledged to the lender multiplied by the appropriate advance rate). The minimum cash liquidity must equal or exceed $250 million, plus: (i) 50 percent of cash up to $100 million generated by Conseco Finance subsequent to September 21, 2000; and (ii) 25 percent of cash generated by Conseco Finance in excess of $100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

     The amended agreement requires Conseco Finance to maintain various financial ratios, commencing December 31, 2000, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such balance was in excess of $2.1 billion at September 30, 2000); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the three-month period ending December 31, 2000, and defined periods thereafter (such ratio was in excess of 1.0:1.0 for the quarter ended September 30, 2000); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio exceeded 4.80:100 at September 30, 2000); and (iv) a ratio of total non-warehouse debt (excluding master repurchase agreements and the collateralized credit facility) to net worth of less than 1.0:2.0 (such ratio was less than .5:2.0 at September 30, 2000).

     In connection with the modification of certain master repurchase agreements and other transactions with Lehman, the Company and Conseco agreed to the dividend and prepayment on the Conseco note described in the note entitled "Related Party Transactions."

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $10,944.6 million at September 30, 2000. The principal and interest on these notes are paid using the cash flows from the underlying finance

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at September 30, 2000 was 7.6 percent.

     RELATED PARTY TRANSACTIONS

     In 1998, we entered into a $2 billion promissory note with Conseco. The note bore interest at LIBOR plus a margin of .35 percent and both the principal and interest were due on demand. On January 1, 2000, the promissory note was amended and restated to provide for borrowings up to $5 billion and quarterly interest payments at a rate of LIBOR plus a margin of 1.5 percent. In connection with the transaction with Lehman (as described in the note entitled "Special Charges and Recent Events"), the promissory note from the Company to Conseco was replaced with a one-year term note and the Company repaid $450.0 million of this note. In conjunction with amendments to its warehouse credit facilities, the Company converted $750.0 million principal balance of the promissory note due to Conseco to $750.0 million stated value of 9 percent redeemable cumulative preferred stock and repaid $544.6 million of this note. At September 30, 2000, the outstanding balance under the note was $916.2 million. Interest expense incurred under the note totaled $136.4 million and $47.3 million during the nine months ended September 30, 2000 and 1999, respectively.

     At September 30, 2000, $23.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

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

     The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $31.3 million and $30.9 million for the nine months ended September 30, 2000 and 1999, respectively.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not received a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. The Bazzle award was confirmed as a judgment and the matter is currently on appeal. The Lackey award has not been confirmed as a judgment. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

     GUARANTEES

     In conjunction with certain sales of finance receivables, we have provided guarantees of approximately $1.6 billion at September 30, 2000. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. We believe the likelihood of a significant loss from such guarantees is remote.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. Currently, we are continuing our implementation efforts, including reviewing investments and other financial instruments for potential embedded derivatives, and finalizing the actual impact of adopting SFAS 133 as of its required implementation date of January 1, 2001.

     Effective July 1, 2000, the Company adopted the new accounting principles required by EITF 99-20 (see note entitled "Cumulative Effect of Accounting Change").

     The Financial Accounting Standards Board recently issued SFAS 140 and a preliminary draft of an implementation guide which could affect future loan securitization transactions (see note entitled "Finance Receivables and Interest-Only Securities.")

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------


     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                                 --------------------
                                                                                                 2000            1999
                                                                                                 ----            ----
                                                                                                 (Dollars in millions)
Cash flows from operating activities:

   Net income (loss).........................................................................   $(298.3)       $ 263.4
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of finance receivables...................................................      (4.5)        (525.3)
       Points and origination fees received..................................................       -            359.0
       Interest-only securities investment income............................................     (85.0)        (137.9)
       Cash received from interest-only securities...........................................     164.6          343.0
       Servicing income......................................................................     (85.8)        (123.7)
       Cash received from servicing activities...............................................      97.1          137.0
       Provision for losses..................................................................     234.0           76.8
       Amortization and depreciation.........................................................      19.2           37.4
       Income taxes..........................................................................    (212.7)         (69.6)
       Accrual and amortization of investment income.........................................     (70.6)         (12.1)
       Special charges.......................................................................     258.3            -
       Impairment charge.....................................................................     217.1          183.9
       Change in accounting principle........................................................      70.2            -
       Other  ...............................................................................      20.3          (52.2)
                                                                                                -------        -------

         Net cash provided by operating activities...........................................   $ 323.9        $ 479.7
                                                                                                =======        =======

     In 1999, the noncash transaction related to the tax benefit related to the issuance of shares under stock option plans was not reflected in the consolidated statement of cash flows.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

     SPECIAL CHARGES AND RECENT EVENTS

     The following table summarizes the special charges incurred by the Company during the third quarter of 2000 and for the nine months ended September 30, 2000, which are further described in the paragraphs which follow:

                                                                              Three months      Nine months
                                                                                  ended            ended
                                                                              September 30,    September 30,
                                                                                  2000             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)

Lower of cost or market adjustment for other lines of business
   identified for sale......................................................     $103.3             $103.3
Loss on sale of asset-based loans...........................................       53.0               53.0
Costs related to closing offices and streamlining businesses................       29.5               29.5
Abandonment of computer processing systems..................................       35.8               35.8
Transaction fee paid and warrant issued to Lehman...........................        -                 73.1
Net gain on sale of certain loans and other items...........................        5.0               (4.7)
                                                                                 ------             ------

         Special charges before income tax benefit..........................     $226.6             $290.0
                                                                                 ======             ======


     Lower of cost or market adjustment for finance receivables identified for sale

     On July 27, 2000, we announced several courses of action to restructure our finance business, including the sale or runoff of the finance receivables of several business lines. The carrying value of the loans held for sale has been reduced to the lower of cost or market, consistent with our accounting policy for such loans. The reduction in value of these loans of $103.3 million (including a $45.9 million increase to the allowance for credit losses) primarily relates to transportation finance receivables (primarily loans for the purchase of trucks and buses). These loans have experienced a significant decrease in value as a result of the adverse economic effect that the recent increases in oil prices and competition have had on borrowers in the transportation business.

     Loss on sale of asset-based loans

     During the third quarter of 2000, we sold asset-based loans with a carrying value of $152.2 million in whole loan sale transactions. We recognized a loss of $53.0 million on these sales.

     Costs related to closing offices and streamlining businesses

     Our restructuring activities included the closing of several branch offices and streamlining our businesses. These activities included a reduction in the work force of approximately 1,700 employees. The Company incurred a charge of $6.9 million related to severance costs paid to terminated employees in the third quarter of 2000. The Company also incurred lease termination and direct closing costs of $12.3 million associated with the branch offices closed in conjunction with the restructuring activities. In addition, fixed assets and leasehold improvements of $10.3 million were abandoned when the branch offices were closed.

     Abandonment of computer processing systems

     During the third quarter of 2000, we recorded a $35.8 million charge to write off the carrying value of capitalized computer software costs for projects that have been abandoned in conjunction with our restructuring. These costs are primarily associated with: (i) computer processing systems under development that would require significant additional expenditures to complete and that are inconsistent with our current business plan; and (ii) computer systems related to the lines of business discontinued by the Company and therefore are no longer required.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

     Transaction fee paid to and warrant issued to Lehman

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

     During the second and third quarters of 2000, we repurchased a significant portion of the finance receivables sold to Lehman. These finance receivables were subsequently included in securitization transactions structured as financings. The cost of the finance receivables purchased from Lehman did not differ materially from the book value of the loans prior to their sale to Lehman.

     Lehman has also amended its master repurchase financing facilities with the Company to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the Company's common stock. The warrant has a five-year term. After three years, the holder of the warrant or the Company may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases the Company. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000. The estimated fair value of the warrant did not change materially during the third quarter of 2000.

     Gain on sale of certain loans and other items

     During the second quarter of 2000, we sold substantially all of the finance receivables related to our bankcard (Visa and Mastercard) portfolio. We recognized a gain of $9.7 million on the sale.

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

     During the third quarter of 2000, we recognized $5.0 million of other costs related to recent events associated with the restructuring of the Company.

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

RESULTS OF OPERATIONS

                                                                            Three months ended             Nine months ended
                                                                              September 30,                   September 30,
                                                                            ------------------             ------------------
                                                                            2000          1999             2000          1999
                                                                            ----          ----             ----          ----
                                                                                        (Dollars in millions)
Contract originations:
   Manufactured housing...............................................   $ 1,107.5   $ 1,794.5       $ 3,769.9      $ 5,189.2
   Mortgage services..................................................       933.6     1,726.5         3,948.9        5,095.8
   Consumer/credit card...............................................       821.7     1,123.7         2,662.6        2,404.9
   Commercial.........................................................     1,055.6     2,367.2         3,966.4        6,506.1
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $ 3,918.4   $ 7,011.9       $14,347.8      $19,196.0
                                                                         =========   =========       =========      =========

Securitization of finance receivables accounted for as sales:

   Manufactured housing...............................................   $     -     $ 1,854.5       $     -        $ 5,335.6
   Home equity/home improvement.......................................         -         999.6             -          3,648.4
   Consumer/equipment.................................................         -           -               -            600.0
   Commercial and retail revolving credit.............................         -          25.2             -            117.7
   Retained bonds.....................................................         -        (143.8)            -           (515.2)
                                                                         ---------   ---------       ---------      ---------

     Total............................................................   $     -     $ 2,735.5       $     -        $ 9,186.5
                                                                         =========   =========       =========      =========

Managed receivables (average):
   Manufactured housing...............................................   $26,153.4   $23,469.1       $25,509.3      $22,426.4
   Mortgage services..................................................    13,720.3    10,810.8        13,197.2        9,740.5
   Consumer/credit card...............................................     3,868.2     3,444.9         3,913.6        3,178.1
   Commercial.........................................................     4,533.5     5,492.1         4,884.6        5,388.3
                                                                         --------- -----------      ----------     ----------

     Total............................................................   $48,275.4   $43,216.9       $47,504.7      $40,733.3
                                                                         =========   =========       =========      =========

Revenues:
   Net investment income:
     Finance receivables and other....................................   $   528.5   $   158.5       $ 1,372.9      $   398.7
     Interest-only securities.........................................        28.9        46.7            85.0          137.9
   Gain on sale:
     Securitization transactions......................................         -         156.7             -            525.3
     Whole-loan sales.................................................         1.9         -               4.5            -
   Fee revenue and other income.......................................        86.5        95.9           297.3          266.0
                                                                         ---------   ---------       ---------      ---------

     Total revenues...................................................       645.8       457.8         1,759.7        1,327.9
                                                                         ---------   ---------       ---------      ---------

Expenses:
   Provision for losses...............................................        91.3        28.3           234.0           76.8
   Interest expense...................................................       335.2        86.0           806.6          210.2
   Other operating costs and expenses.................................       179.4       170.4           604.7          487.9
                                                                         ---------   ---------       ---------      ---------

     Total expenses...................................................       605.9       284.7         1,645.3          774.9
                                                                         ---------   ---------       ---------      ---------

     Operating income before special charges, impairment charges
       and income taxes...............................................        39.9       173.1           114.4          553.0

Special charges.......................................................       226.6         -             290.0            -
Impairment charges....................................................       205.0       100.1           217.1          183.9
                                                                         ---------   ---------       ---------      ---------

     Income (loss) before income taxes................................   $  (391.7)  $    73.0       $  (392.7)     $   369.1
                                                                         =========   =========       =========      =========

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

     During the third quarter of 2000, Conseco announced several courses of action with respect to the Company, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of the field force in the manufactured housing and home equity lending divisions. Conseco believes these contemplated actions offer better opportunities than the previously announced plan to explore the sale of Conseco Finance. However, no assurance can be provided as to the timing, proceeds, or other terms related to the possible disposition of assets, the timing or extent of the cost savings to be achieved, or the amount of the restructuring or other charges to be incurred with respect to these actions.

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

     During the third quarter of 2000, we completed three securitization transactions, securitizing $2.2 billion of finance receivables. During the first nine months of 2000, we have securitized or sold over $6.9 billion of finance receivables.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                              --------------------

     Loan originations in the third quarter of 2000 were $3.9 billion, down 44 percent from 1999. Loan originations in the first nine months of 2000 were $14.3 billion, down 25 percent over 1999. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our revised business plan. The significant decrease in new loan originations allowed the Company to enhance net interest margins, to reduce the amount of available cash required for new loan originations, and to transfer cash to Conseco. The following table summarizes our loan originations in the third quarters of 2000 and 1999 summarized by product and whether part of our continuing or discontinued lines:

                                                                            Three months ended
                                                                               September 30,
                                                                           ---------------------
                                                                           2000             1999
                                                                           ----             ----
                                                                           (Dollars in millions)

Continuing lines:
   Manufacturing housing.............................................    $1,107.5      $1,794.5
   Mortgage services.................................................       933.6       1,726.5
   Retail credit.....................................................       652.3         796.6
   Floorplan.........................................................       933.1       1,573.3
                                                                         --------      --------

       Total continuing lines........................................     3,626.5       5,890.9
                                                                         --------      --------

Discontinued lines:
   Consumer finance..................................................       166.6         194.8
   Bankcard..........................................................         2.8         132.3
   Vendor finance....................................................        95.6         125.4
   Transportation....................................................         2.3         262.0
   Park construction and asset-based loans...........................        24.6         406.5
                                                                         --------      --------

       Total discontinued lines......................................       291.9       1,121.0
                                                                         --------      --------

       Total.........................................................    $3,918.4      $7,011.9
                                                                         ========      ========


     Sales of finance receivables decreased as a result of the change in the structure of our securitizations.

     Managed receivables include finance receivables transferred to special purpose entities in securitization transactions (whether accounted for as sales or on the portfolio method) and finance receivables recorded on our consolidated balance sheet that have not been securitized. Average managed receivables increased to $48.3 billion in the third quarter of 2000, up 12 percent over 1999, and to $47.5 billion in the first nine months of 2000, up 17 percent over the same period in 1999.

     The following table summarizes our average managed receivables at September 30, 2000 and 1999 summarized by product and whether part of our continuing or discontinued lines:

                                                                               September 30,
                                                                           ---------------------
                                                                           2000             1999
                                                                           ----             ----
                                                                           (Dollars in millions)

Continuing lines:
   Manufactured housing..............................................   $26,153.4     $23,469.1
   Mortgage services.................................................    13,720.3      10,810.8
   Retail credit.....................................................     1,670.2       1,032.5
   Floorplan.........................................................     2,018.0       2,210.1
                                                                        ---------     ---------

     Total continuing lines..........................................    43,561.9      37,522.5
                                                                        ---------     ---------

Discontinued lines:
   Consumer finance..................................................     2,161.2       2,139.5
   Bankcard..........................................................        36.8         272.9
   Vendor finance....................................................       970.5         948.1
   Transportation....................................................     1,170.6       1,570.3
   Park construction and asset-based loans...........................       374.4         763.6
                                                                        ---------     ---------

     Total discontinued lines........................................     4,713.5       5,694.4
                                                                        ---------     ---------

     Total...........................................................   $48,275.4     $43,216.9
                                                                        =========     =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                              --------------------

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 233 percent, to $528.5 million, in the third quarter of 2000 and by 244 percent, to $1,372.9 million, in the first nine months of 2000, consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.0 percent and 10.1 percent during the third quarters of 2000 and 1999, respectively, and such weighted average yields were 13.0 percent and 10.8 percent during the first nine months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase. The weighted average yield on our securitized on- balance sheet receivables increased 28 basis points to 11.71 percent from the second to third quarter of 2000. The weighted average margin on these loans increased 7 basis points to 3.94 percent.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 38 percent, to $28.9 million, in the third quarter of 2000 and by 38 percent, to $85.0 million, in the first nine months of 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 13.1 percent and 13.8 percent during the first nine months of 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, we will account for future securitizations as secured borrowings and we will not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest- only security balances. The balance of the interest-only securities was reduced by $533.8 million during 1999 (of which only $180.1 million was incurred in the first nine months of 1999) and by $273.4 million during 2000 (including $70.2 million due to the accounting change described in the note to the accompanying consolidated financial statements entitled "Cumulative Effect of Accounting Change") due to impairment charges which will cause a reduction in interest income accreted to this security in future years. We regularly analyze future expected cash flows from this security to determine whether an impairment has occurred. Under current accounting principles, we are required to recognize declines in value of our interest-only securities in earnings when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security.

     Gain on sale related to securitization transactions was nil in the 2000 periods, reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

     Conditions in the credit markets have frequently resulted in less-attractive pricing of certain lower-rated securities in our securitization structures. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we held were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At September 30, 2000, we held $475.6 million of such securities which are classified as actively managed fixed maturities.

     Gain on whole-loan sales totaled $1.9 million during the third quarter of 2000 and $4.5 million during the first nine months of 2000. During the second quarter of 2000, we sold approximately $1.3 billion of finance receivables to Lehman for cash and a right to share in future profits from a subsequent sale or securitization of the assets sold. We paid a $25.0 million transaction fee to Lehman in conjunction with the sale which was included in special charges. Such loans were sold to Lehman at a value which approximated net book value, less the fee paid to Lehman. Gain on whole-loan sales excludes the gain realized on the sale of our bankcard portfolio which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 9.8 percent, to $86.5 million, in the third quarter of 2000, and increased by 12 percent, to $297.3 million, in the first nine months of 2000. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                              --------------------

asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has declined in the current period, and will decline further in future periods.

     Provision for losses increased by 223 percent, to $91.3 million, in the third quarter of 2000, and by 205 percent, to $234.0 million, in the first nine months of 2000. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Interest expense increased by 290 percent, to $335.2 million, in the third quarter of 2000, and by 284 percent, to $806.6 million, in the first nine months of 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate increased to 7.9 percent in the third quarter of 2000 from 5.6 percent in the third quarter of 1999. Our average borrowing rate during the first nine months of 2000 was 7.6 percent compared to 5.6 percent during the first nine months of 1999.

     Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt, which increases our average borrowing rate as compared to prior periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables and non-deferrable costs related to originating new loans. Such expense increased by 5.3 percent, to $179.4 million, in the third quarter of 2000, and by 24 percent, to $604.7 million, in the first nine months of 2000. Other operating costs and expenses decreased $23.8 million to $179.4 million from the second to third quarters of 2000, as we began to realize the cost savings from the previously announced restructuring.

     Special charges include: (i) the $103.3 million adjustment to the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the disposition of computer processing systems; (v) $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (vi) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (vii) $4.7 million of net gains related to the sale of certain lines of business, net of other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges and Recent Events".

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. We adopted a new accounting rule during the third quarter of 2000, which affects when impairments are considered to be other than temporary and, therefore, are recognized in earnings (see the note to the accompanying consolidated financial statements entitled "Cumulative Effect of Accounting Change".

     The Company continually evaluates its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the model. The effect of this change in 1999 was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. In the third quarters of 2000 and 1999, we recognized an

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                              --------------------

impairment charge of $205.0 million and $100.1 million, respectively, to reduce the book value of the interest-only securities and servicing rights. The change in accounting principle described in the note to the accompanying consolidated financial statements entitled "Cumulative Effect of Accounting Change" affected the impairment charge recognized in the third quarter of 2000. Such impairment charge for the first nine months of 2000 and 1999 was $217.1 million and $183.9 million, respectively.

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

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not received a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. Plaintiffs have filed motions in South Carolina courts to have the awards confirmed as judgments. The Bazzle award was confirmed as a judgment and the matter is currently on appeal. The Lackey award has not been confirmed as a judgment. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                              --------------------

     ITEM 5.    OTHER INFORMATION.

     None.

     ITEM 6.    (a)      Exhibits

     3(a)       Restated Certificate of Incorporation of Conseco Finance Corp.

     3(d)       Certificate of Designation of 9% Redeemable Cumulative
                  Preferred Stock of Conseco Finance Corp.

     4(c)       Promissory Note dated September 22, 2000, issued by the
                  Company to CIHC Incorporated

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

                                                CONSECO FINANCE CORP.


Dated: November 14, 2000                  By:   /S/ JAMES S. ADAMS
                                                ------------------
                                                James S. Adams
                                                Senior Vice President and
                                                   Chief Accounting Officer
                                                   (authorized officer and chief
                                                   accounting officer)