Form 10-K
period 2000-12-31
CONSECO FINANCE CORP
filed 2001-04-02
CIK 890175

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         [ ] Annual report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                 For the fiscal year ended December 31, 2000 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period from _____to _____

                         Commission file number: 1-08916

                              CONSECO FINANCE CORP.

                    Delaware                            No. 41-1807858
            ----------------------              -------------------------------
            State of Incorporation               IRS Employer Identification No.

              1100 Landmark Towers
        Saint Paul, Minnesota 55102-1639                 (651) 293-3400
     ----------------------------------------            --------------
     Address of principal executive offices                 Telephone


           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
             Title of each class                       on which registered
             -------------------                       -------------------
    10-1/4% Senior Subordinated Notes due 2002     New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

     The Registrant meets the conditions set forth in the General Instructions
(I)(1)(a) and (b) on Form 10-K and is therefore filing this form with the reduced disclosure.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     Aggregate market value of common stock held by nonaffiliates: Effective July 1, 1998, the Company's common stock is no longer traded on an established public trading market.

     Shares of common stock outstanding as of March 28, 2001: 103

================================================================================

                                     PART I

ITEM 1. BUSINESS OF CONSECO FINANCE

       The Registrant meets the conditions set forth in the General Instructions
(I) (1) (a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 1, except for a brief description of the business done by the Registrant and its subsidiaries during the most recent fiscal year.

       Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999) is a financial services holding company which originates, securitizes and services manufactured housing, home equity, retail credit and floorplan loans throughout the United States. As used in this report, the terms "we," "Conseco Finance" or the "Company" refer to Conseco Finance Corp. and its consolidated subsidiaries. Conseco Finance became a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company, on June 30, 1998, as a result of Conseco's acquisition (the "Merger") of Conseco Finance.

       During 2000, Conseco announced several courses of action with respect to the Company, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of loan origination operations in the manufactured housing and home equity lending divisions. These actions had a significant effect on the Company's operating results during 2000.

       Several elements of the plans we previously announced have already been completed:

     (i)    We completed the restructuring of our operations;

     (ii) We completed the sales of: (a) our bankcard business; and (b) certain asset-based and transportation loans (see the note entitled "Special Charges");

     (iii) We have completed various financing transactions which allow better use of existing assets to generate cash;

     (iv) We amended an agreement with Lehman Brothers Holdings Inc. (collectively with its direct and indirect subsidiaries "Lehman") which significantly reduced the restrictions on intercompany payments to Conseco as required by the previous agreement (see note 4 entitled "Notes Payable"); and

     (v) On January 31, 2001, we completed the sale of our vendor leasing business, generating cash proceeds of approximately $180 million.

       The Company was originally incorporated under the laws of the State of Minnesota in 1975. In 1995, the Company reincorporated under the laws of the State of Delaware. The Company's principal executive offices are located at 1100 Landmark Towers, 345 Saint Peter Street, Saint Paul, Minnesota 55102-1639, and our telephone number is (651) 293-3400.

       MARKETING AND DISTRIBUTION

       Conseco Finance, with nationwide operations and managed finance receivables of $46.6 billion at December 31, 2000, is one of America's largest consumer finance companies, with leading market positions in retail home equity mortgages, home improvement loans, private label credit cards and manufactured housing lending. Originations to customers in the following states accounted for at least 5.0 percent of our 2000 originations: Texas (9.0 percent), California (7.4 percent), Florida (5.2 percent), Illinois (5.1 percent) and Michigan (5.0 percent).

       During 2000, 61 percent of our finance products were marketed indirectly to customers through intermediary channels such as dealers, contractors, retailers and correspondents. The remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels follows:

       Dealers, Contractors, Retailers and Correspondents. Manufactured housing, home improvement and home equity receivables are purchased from and originated by selected dealers and contractors after being underwritten and analyzed via one of the Company's automated credit scoring systems at one of our regional service centers. During 2000, these marketing channels accounted for the following percentages of total loan originations: 86 percent of manufactured housing, 57 percent of home improvement, 24 percent of home equity, 97 percent of consumer finance and 100 percent of equipment finance.

       Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 33 regional offices and 3 origination and processing centers. We originate home equity loans through a system of 128 retail satellite offices and 6 regional centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc. ("Conseco Bank"), a Utah industrial loan company, and through Green Tree Retail Services Bank, Inc. ("Retail Bank"), a South Dakota limited purpose credit card bank, both of which are wholly owned subsidiaries of the Company. We also utilize direct mail to originate home improvement loans and home equity loans. During 2000, these marketing channels accounted for the following percentages of total loan originations: 14 percent of manufactured housing, 43 percent of home improvement, 76 percent of home equity, 3 percent of consumer finance and 100 percent of retail credit contracts.

       Our products include the following product lines:

       Manufactured Housing. We provide financing for consumer purchases of manufactured housing. During 2000, we originated $4.4 billion of contracts for manufactured housing purchases, or 26 percent of our total originations. At December 31, 2000, our managed receivables included $26.3 billion of contracts for manufactured housing purchases, or 56 percent of total managed receivables. Manufactured housing or a manufactured home is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles.

       The majority of sales contracts for manufactured home purchases are financed on a conventional basis. Federal Housing Administration and Veterans' Administration contracts represent less than 1 percent of our manufactured housing originations and 1 percent of our total servicing portfolio. Manufactured housing contracts are generally subject to minimum down payments of at least 5 percent of the amount financed and have terms of up to 30 years.

       Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 2000, 86 percent of our manufactured housing loan originations were purchased from dealers and 14 percent were originated directly by us.

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

       Mortgage Services. Products within this category include home equity and home improvement loans. During 2000, we originated $4.4 billion of contracts for these products, or 26 percent of our total originations. At December 31, 2000, our managed receivables included $13.3 billion of contracts for home equity and home improvement loans, or 29 percent of total managed receivables.

       We originate home equity loans through 128 retail satellite offices and 6 regional centers, and through a network of correspondent lenders throughout the United States. The satellite offices are responsible for originating, processing, underwriting and funding the loan transaction. Subsequently, loans are re-underwritten on a test basis by a third party to ensure compliance with our credit policy. After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial, quality control and collection functions.

       During 2000, approximately 76 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through approximately 220 correspondent lenders. The Company ceased using the correspondent channel in September 2000. However, from time to time, the Company may make whole-loan portfolio purchases.

       Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 2000, approximately 76 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 2000 was approximately 91 percent. The majority of our home equity loans are fixed rate closed-end loans. We periodically purchase adjustable rate loans from our correspondent network. Adjustable rate loans accounted for 19 percent of our home equity finance volume during 2000.

       We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

       We finance both conventional home improvement contracts and contracts insured through the Federal Housing Administration Title I program. Such contracts are generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also implemented an unsecured conventional home improvement lending program for certain customers which generally allows for loans of $2,500 to $15,000. Unsecured loans account for less than 2 percent of our home improvement servicing portfolio.

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

       We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 43 percent of the home improvement finance originations during 2000.

       The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

       Private Label Credit Card. During 2000, we originated $2.6 billion of private label credit card receivables through our bank subsidiaries, or 15 percent of our total originations. At December 31, 2000, our managed receivables included $1.8 billion of contracts for credit card loans, or 4 percent of total managed receivables.

       Private label credit card programs are offered to select retailers. We review the credit of individual customers seeking credit cards utilizing an automated credit scoring system administered in one of our processing centers.

       ITEM 2. PROPERTIES.

       The Company's headquarters are based in St. Paul, Minnesota occupying approximately 120,000 square feet in a building owned by the Company. In addition, the Mortgage Services division, including part of its private label credit card, is housed in 185,000 square feet in a leased facility in downtown St. Paul. The Company also owns a 131,000 square foot building in Rapid City, South Dakota, where it houses part of their Manufactured Housing Services units and leases an additional 75,000 square feet to accommodate part of the servicing units of the private label credit cards and retail bank operations. The Company also leases buildings in Tempe, Arizona and Duluth, Georgia. Tempe has approximately 200,000 square feet where the Manufactured Housing, Mortgage Services and Retail Credit Card divisions operate their collections and service centers. Duluth, Georgia, has two buildings of approximately 48,000 square feet each where the Manufactured Housing division operates its eastern service center. The Manufactured Housing Division has 33 regional offices that are leased from three to five years. The Mortgage Services Division leases 127 branch offices around the country, also on short term (3 - 5 year) leases. The Company leases offices in Alpharetta, Georgia and Clayton, Missouri, for its Commercial Lending Division and a small office in Salt Lake City for its Conseco Bank operations.

       ITEM 3. LEGAL PROCEEDINGS.

       Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98- 1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class action of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

       Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgements in both Lackey and Bazzle. These matters are currently on appeal at the South Carolina Supreme Court. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The Registrant meets the conditions set forth in the General Instructions
(I) (1) (a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 7, except for management's narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between 2000, 1999 and 1998.

       In this section, we review the consolidated results of operations of Conseco Finance for the three years ended December 31, 2000, and where appropriate, provide explanations for material changes in the amount of revenue and expense items during such periods. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

       All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," and other similar expressions, constitute forward- looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the Company's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (ix) actions by rating agencies and the effects of past or future actions by these agencies on the Company's business; and (x) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, Inc., with the Securities and Exchange Commission.

       Results of operations for the three years ended December 31, 2000:

       The following tables and narratives summarize the results of our operations.

                                                                                      2000         1999          1998
                                                                                      ----         ----          ----
                                                                                             (Dollars in millions)
Contract originations:
   Manufactured housing............................................................. $ 4,395.8    $ 6,607.3    $ 6,077.5
   Mortgage services................................................................   4,448.3      6,745.8      5,215.8
   Consumer/credit card.............................................................   3,345.6      3,241.3      2,727.9
   Commercial.......................................................................   4,700.6      8,514.6      7,400.8
                                                                                     ---------    ---------    ---------

     Total.......................................................................... $16,890.3    $25,109.0    $21,422.0
                                                                                     =========    =========    =========

Sales of finance receivables:
   Manufactured housing............................................................. $   600.7    $ 5,598.2    $ 5,556.4
   Home equity/home improvement.....................................................     913.1      3,748.4      5,038.5
   Consumer/equipment...............................................................     599.9        600.0      2,022.4
   Leases...........................................................................       -            -          379.9
   Commercial and retail revolving credit...........................................     575.0        117.7        741.0
   Retained bonds...................................................................       -         (405.2)     (364.6)
                                                                                     ---------     ----------  ----------

     Total.......................................................................... $ 2,688.7    $ 9,659.1    $13,373.6
                                                                                     =========    =========    =========

Managed receivables (average):
   Manufactured housing............................................................. $25,700.4    $22,899.2    $19,478.2
   Mortgage services................................................................  13,254.6     10,237.5      6,425.3
   Consumer/credit card.............................................................   3,910.9      3,324.1      2,388.6
   Commercial.......................................................................   4,555.9      5,303.0      4,082.2
                                                                                     ---------    ---------    ---------

     Total.......................................................................... $47,421.8    $41,763.8    $32,374.3
                                                                                     =========    =========    =========

Revenues:
   Net investment income:
     Finance receivables and other.................................................. $ 1,945.0    $   647.1    $   295.5
     Interest-only securities.......................................................     106.6        185.1        132.9
   Gain on sale:
     Securitization transactions....................................................       -          550.6        745.0
     Whole-loan sales...............................................................       7.5          -            -
   Fee revenue and other income.....................................................     385.7        372.7        260.4
                                                                                     ----------   ---------    ---------

     Total revenues.................................................................    2,444.8     1,755.5      1,433.8
                                                                                     ----------   ---------    ---------

Expenses:
   Provision for losses.............................................................     354.2        128.7         44.2
   Interest expense.................................................................   1,152.4        341.3        213.7
   Other operating costs and expenses...............................................     770.8        697.2        601.9
                                                                                     ----------   ---------    ---------

     Total expenses.................................................................   2,277.4      1,167.2        859.8
                                                                                     ---------    ---------    ---------

     Operating income before impairment charges,  special charges, income taxes, extraordinary charge and cumulative effect of
       accounting change............................................................     167.4        588.3        574.0

Impairment charges..................................................................     515.7        554.3        549.4
Special charges.....................................................................     394.3           -         108.0
                                                                                     ----------   -----------  ----------

     Income (loss) before income taxes, extraordinary charge and
       cumulative effect of accounting change....................................... $  (742.6)   $    34.0    $   (83.4)
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

       After September 8, 1999, we no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

       The change to the structure of our new securitizations has no effect on the total profit we recognize over the life of each new loan, but it changes the timing of profit recognition. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we recognize: (i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses. As a result, our reported earnings from new loans securitized in transactions accounted for under the portfolio method are lower in the period in which the loans are securitized (compared to our historical method) and higher in later periods, as interest spread is earned on the loans.

       During 2000, Conseco announced several courses of action with respect to the Company, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor finance, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as streamlining of the field force in the manufactured housing and home equity divisions.

       These courses of action and the change to the portfolio method of accounting have caused significant fluctuations in account balances as further described below.

       Loan originations in 2000 were $16.9 billion, down 33 percent from 1999. Loan originations in 1999 were $25.1 billion, up 17 percent over 1998. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our revised business plan. The significant decrease in new loan originations allowed the Company to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company. The following table summarizes our loan originations in 2000 and 1999 summarized by product and whether part of our continuing or discontinued lines:

                                                                              December 31,
                                                                         ---------------------
                                                                         2000             1999
                                                                         ----             ----
                                                                         (Dollars in millions)
Continuing lines:
   Manufacturing housing.............................................   $ 4,395.8        $ 6,607.3
   Mortgage services.................................................     4,448.3          6,745.8
   Retail credit.....................................................     2,582.1          2,056.2
   Floorplan.........................................................     3,950.4          5,559.1
                                                                        ---------        ---------

       Total continuing lines........................................    15,376.6         20,968.4
                                                                        ---------        ---------

Discontinued lines:
   Consumer finance (1)..............................................       544.6            770.5
   Bankcard..........................................................       218.9            414.5
   Vendor finance....................................................       396.5            533.0
   Transportation....................................................       138.7          1,054.0
   Park construction and asset-based loans...........................       215.0          1,368.6
                                                                        ---------        ---------

       Total discontinued lines......................................     1,513.7          4,140.6
                                                                        ---------        ---------

       Total.........................................................   $16,890.3        $25,109.0
                                                                        =========        =========




-------------------
(1) Represents closed-ended sales contracts originated through dealers. The Company continues to originate revolving credit agreements through many of the same dealers.

       Sales of finance receivables decreased as a result of the change in the structure of our securitizations. We no longer structure our securitizations in a manner that results in recording a sale of the loans. Sales of finance receivables in 2000 represent the sale of whole loans (with no interest retained by the Company).

       Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables increased to $47.4 billion in 2000, up 14 percent over 1999, and to $41.8 billion in 1999, up 29 percent over 1998.

       The following table summarizes our average managed receivables at December 31, 2000 and 1999, summarized by product and whether part of our continuing or discontinued lines:

                                                                              December 31,
                                                                         ---------------------
                                                                         2000             1999
                                                                         ----             ----
                                                                         (Dollars in millions)

Continuing lines:
   Manufactured housing..............................................   $25,700.4        $22,899.2
   Mortgage services.................................................    13,254.6         10,237.5
   Retail credit.....................................................     1,523.0            937.9
   Floorplan.........................................................     2,070.4          2,098.4
                                                                        ---------        ---------

     Total continuing lines..........................................    42,548.4         36,173.0
                                                                        ---------        ---------

Discontinued lines:
   Consumer finance..................................................     2,173.1          2,121.6
   Bankcard..........................................................       214.8            264.6
   Vendor finance....................................................       972.9            942.5
   Transportation....................................................     1,112.0          1,570.3
   Park construction and asset-based loans...........................       400.6            691.8
                                                                        ---------        ---------

     Total discontinued lines........................................     4,873.4          5,590.8
                                                                        ---------        ---------

     Total...........................................................   $47,421.8        $41,763.8
                                                                        =========        =========

       Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 201 percent, to $1,945.0 million, in 2000 and by 119 percent, to $647.1 million, in 1999, consistent with the increases in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 13.0 percent, 11.1 percent and 10.8 percent during 2000, 1999 and 1998, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

       Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 42 percent, to $106.6 million, in 2000 and increased by 39 percent, to $185.1 million, in 1999. These fluctuations are consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 13.4 percent, 14.6 percent and 13.2 percent during 2000, 1999 and 1998, respectively. As a result of the change in the structure of our securitizations, our new securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest- only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $544.4 million in 1998, $533.8 million in 1999 and $504.3 million during 2000 (including $70.2 million due to the accounting change described in note 1 to the accompanying consolidated financing statements) due to impairment charges which have caused a reduction in interest income accreted to this security. We regularly analyze future expected cash flows from this security to determine whether an impairment has occurred. Under current accounting principles, we are required to recognize declines in value of our interest-only securities in earnings when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security.

       Gain on sale related to securitization transactions was nil in 2000, reflecting our decision to no longer structure our securitizations as sales. Our new securitizations are being structured as secured borrowings and no gain on sale is recognized. The gain recognized for our previous securitizations fluctuated when changes occurred in: (i) the amount of loans sold; (ii) market conditions (such as the market interest rates available on securities sold in these securitizations); (iii) the amount and type of interest we retained in the receivables sold; and (iv) assumptions used to calculate the gain.

       Conditions in the credit markets during the past several years have resulted in less-attractive pricing of certain lower- rated securities in our securitization structures. As a result, we have chosen to hold rather than sell some of the securities in the securitization trusts, particularly securities having corporate guarantee provisions. Prior to our September 8, 1999, announcement, the securities that we held were treated as retained interests in the securitization trusts. We recognized no gain on the portion of the assets related to such securities, but we expect to recognize greater interest income, net of related interest expense, over the term we hold them. At December 31, 2000 and 1999 we held $494.6 million and $694.3 million, respectively, of such securities which are classified as actively managed fixed maturities.

       Gain on whole-loan sales totaled $7.5 million in 2000. During 2000, we sold approximately $147.1 million of finance receivables in whole-loan sales. Gain on whole-loan sales excludes the gain realized on the sale of our bankcard portfolio which is included in special charges.

       Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions, and other income from late fees. Such income increased by 3.5 percent, to $385.7 million, in 2000 and increased by 43 percent, to $372.7 million, in 1999. As a result of the change in the structure of our future securitizations announced on September 8, 1999, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has decreased to $108.2 million in 2000 from $165.3 million in 1999 and $140.0 million in 1998, and will decline further in future periods. In 2000, the decrease in servicing income was partially offset by higher commissions and late fee income. In 1999, such income increased as our servicing portfolio and our net written insurance premiums both grew along with managed receivables.

       Provision for losses increased by 175 percent, to $354.2 million, in 2000 and by 191 percent, to $128.7 million, in 1999. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred. For loans previously recorded as sales, the anticipated discounted credit losses are reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

       Interest expense increased by 238 percent, to $1,152.4 million, in 2000 and by 60 percent, to $341.3 million, in 1999. Our borrowings grew in order to fund the increase in finance receivables. Our average borrowing rate was 7.7 percent, 5.8 percent and 7.2 percent during 2000, 1999 and 1998, respectively.

       Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. Since these securities typically have higher interest rates than our other debt, our average borrowing rate increased as compared to prior periods.

       The average borrowing rate during 1999 was favorably impacted by the use of relatively lower rate borrowings from the parent company to fund finance receivables of Conseco Finance.

       Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expense increased 11 percent, to $770.8 million, in 2000 and by 16 percent, to $697.2 million, in 1999. Such costs increased consistent with the prior business plans for the segment, partially offset in 2000 by cost savings from the previously announced restructuring of the Company. Other operating costs and expenses decreased $62.5 million to $345.5 million in the second half of 2000, as compared to the first half of 2000.

       Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. We adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") during the third quarter of 2000, which affects when impairments are considered to be other than temporary and, therefore, are recognized in earnings (see note 1 to the accompanying consolidated financial statements).

       During 2000, actual default and loss trends were worse than our previous estimates. In light of these trends, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of our securities. These changes also reflected other economic factors and further methodology enhancements made by the Company. As a result, the expected future cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

       In addition, during 1999 and early 2000, the Company reevaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the valuation process. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

       During the second quarter of 1998, prepayments on securitized loan contracts exceeded our expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using then current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter of 1998. The assumptions used to determine the new value at that time were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. Such assumptions reflected the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows and (iii) an increase in anticipated default rates. We recognized a $549.4 million ($355.8 million after tax) impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

       Special charges in 2000 include: (i) the $103.3 million adjustment to the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; (v) $30.3 million of fees paid to Lehman including a $25.0 million fee paid in conjunction with the sale of $1.3 billion of finance receivables to Lehman; (vi) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; (vii) the $51.0 million loss on sale of transportation loans and vendor service financing business; (viii) a $48.0 million increase in the allowance for loan losses at our bank subsidiary; and (ix) $4.7 million of net gains related to the sale of certain lines of business, net of other items. These charges are described in greater detail in note 6 to the accompanying consolidated financial statements. Special charges of $108.0 million were recognized in 1998 and include: $5.0 million of transaction costs; $71.0 million of severance and other employment related costs; and $32.0 million of other costs. Transaction costs included expenses related to the Merger such as fees paid for investment bankers, attorneys, accountants and printers. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements



                                                                                                                     Page
                                                                                                                     ----
Reports of Independent Accountants.....................................................................................13

Consolidated Balance Sheet at December 31, 2000 and 1999...............................................................14

Consolidated Statement of Operations for the years ended
    December 31, 2000, 1999 and 1998...................................................................................15

Consolidated Statement of Shareholder's Equity
    for the years ended December 31, 2000, 1999 and 1998...............................................................16

Consolidated Statement of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998...................................................................................18

Notes to Consolidated Financial Statements.............................................................................19



                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
  and Shareholder of
  Conseco Finance Corp.

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Conseco Finance Corp. (formerly Green Tree Financial Corporation prior to its name change in November 1999) and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in note 1 to the consolidated financial statements, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000.




                                                /s/ PricewaterhouseCoopers LLP
                                                --------------------------------
                                                PricewaterhouseCoopers LLP


Minneapolis, Minnesota
March 26, 2001


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2000 and 1999
                              (Dollars in millions)

                                     ASSETS

                                                                                            2000             1999
                                                                                            ----             ----
Actively managed fixed maturities at fair value (amortized cost: 2000 - $716.8;
    1999 - $712.6)...................................................................... $   494.6         $   694.3
Interest-only securities at fair value (amortized cost: 2000 - $431.2; 1999 - $916.2)...     432.9             905.0
Cash and cash equivalents...............................................................     665.5             533.4
Cash held in segregated accounts for investors in securitizations.......................     551.3             849.7
Cash held in segregated accounts related to servicing agreements and
    securitization transactions.........................................................     866.7             270.6
Fixed maturities due from subsidiaries of Conseco, Inc..................................       -               104.6
Finance receivables.....................................................................   3,865.0           4,978.5
Finance receivables - securitized.......................................................  12,622.8           4,730.5
Receivables due from Conseco, Inc.......................................................     331.3             435.1
Servicing rights........................................................................      14.8             111.9
Income tax assets.......................................................................     208.6               -
Goodwill................................................................................      28.8              50.2
Other assets............................................................................     737.1             790.9
                                                                                         ----------        ---------

          Total assets.................................................................. $20,819.4         $14,454.7
                                                                                         =========          ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables.................................................................... $   551.3         $   853.0
   Liabilities related to certificates of deposit.......................................   1,873.3             870.5
   Other liabilities....................................................................     583.7             743.5
   Income tax liabilities...............................................................       -               230.4
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.  12,100.6           4,641.8
     Master repurchase agreements.......................................................   1,802.4           1,620.9
     Credit facility collateralized by retained interests in securitizations............     590.0             499.0
     Due to Conseco, Inc................................................................     786.7           2,116.7
     Other borrowings...................................................................     442.2             443.9
                                                                                         ----------        ---------

          Total liabilities.............................................................  18,730.2          12,019.7
                                                                                         ---------         ---------

Shareholder's equity:
   Preferred stock......................................................................     750.0               -
   Common stock and additional paid-in capital..........................................   1,209.4           1,641.0
   Accumulated other comprehensive loss (net of applicable deferred income tax
     benefit: 2000 - $81.6; 1999 - $11.0)...............................................    (139.1)            (18.8)
   Retained earnings....................................................................     268.9             812.8
                                                                                         ----------        ---------

          Total shareholder's equity....................................................   2,089.2           2,435.0
                                                                                         ---------         ---------

          Total liabilities and shareholder's equity.................................... $20,819.4         $14,454.7
                                                                                         =========         =========






                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)


                                                                           2000              1999             1998
                                                                           ----              ----             ----
Revenues:
   Net investment income:
     Finance receivables and other.....................................  $1,945.0         $  647.1          $  295.5
     Interest-only securities..........................................     106.6            185.1             132.9
   Gain on sale:
     Securitization transactions.......................................       -              550.6             745.0
     Whole-loan sales..................................................       7.5              -                 -
   Servicing income....................................................     108.2            165.3             140.0
   Fee revenue and other income........................................     277.5            207.4             120.4
                                                                         --------         --------          --------

       Total revenues..................................................   2,444.8          1,755.5           1,433.8
                                                                         --------         --------          --------

Expenses:
   Provision for losses................................................     354.2            128.7              44.2
   Interest expense....................................................   1,152.4            341.3             213.7
   Other operating costs and expenses..................................     770.8            697.2             601.9
   Impairment charges..................................................     515.7            554.3             549.4
   Special charges.....................................................     394.3              -               108.0
                                                                         --------         --------          --------

     Total expenses....................................................   3,187.4          1,721.5           1,517.2
                                                                         --------         --------          --------

     Income (loss) before income taxes, extraordinary charge
       and cumulative effect of accounting change......................    (742.6)            34.0             (83.4)

Income tax benefit.....................................................    (262.8)           (16.4)             (7.6)
                                                                         --------         --------          --------

     Income (loss) before extraordinary charge and cumulative
       effect of accounting change ....................................    (479.8)            50.4             (75.8)

Extraordinary charge on extinguishment of debt, net of taxes...........       -                2.5              11.5
Cumulative effect of accounting change, net of taxes...................      45.5              -                 -
                                                                         --------         --------          --------

     Net income (loss).................................................    (525.3)            47.9             (87.3)

Preferred stock dividends..............................................      18.6              -                 -
                                                                         --------         --------          --------

     Net income (loss) applicable to common stock......................  $ (543.9)        $   47.9          $  (87.3)
                                                                         ========         ========          ========











                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)

                                                                                   Common stock     Accumulated other
                                                                                  and additional      comprehensive   Retained
                                                                         Total    paid-in capital     income (loss)   earnings
                                                                         -----    ---------------     -------------   --------

Balance, January 1, 1998...........................................    $1,332.1      $  237.8            $ 18.6       $1,075.7

Comprehensive loss, net of tax:
   Net loss........................................................       (87.3)          -                 -            (87.3)
   Change in minimum pension liability adjustment (net of
     applicable income tax benefit of $.8 million).................        (1.2)          -                (1.2)           -
   Change in unrealized appreciation (depreciation)
     of actively managed fixed maturity investments and
     interest-only securities (net of applicable income tax
     benefit of $16.7).............................................       (28.4)          -               (28.4)           -
                                                                       --------

         Total comprehensive loss..................................      (116.9)

   Capital contribution from parent................................     1,100.0       1,100.0               -              -
   Issuance of shares for stock options............................         1.7           1.7               -              -
   Tax benefit related to issuance of shares under
     stock option plans............................................        14.5          14.5               -              -
   Issuance of warrants in conjunction with
     financing transaction.........................................         7.7           7.7               -              -
   Shares returned by former executive due to recomputation
     of bonus......................................................       (23.4)        (23.4)              -              -
   Dividends on common stock.......................................       (23.5)          -                 -            (23.5)
                                                                       --------      --------            ------       --------

Balance, December 31, 1998.........................................     2,292.2       1,338.3             (11.0)         964.9



                          (continued on following page)






















                   The accompanying notes are an integral part
                 part of the consolidated financial statements.





                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY, continued for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)

                                                                                 Common stock     Accumulated other
                                                                     Preferred  and additional      comprehensive     Retained
                                                          Total        stock    paid-in capital     income (loss)     earnings
                                                          -----        -----    ---------------     -------------     --------

Balance, December 31, 1998 (carried forward
   from prior page)..............................      $2,292.2          -           $1,338.3             (11.0)       $ 964.9

Comprehensive income (loss), net of tax:
   Net income....................................          47.9          -                -                 -             47.9
   Change in minimum pension liability
     adjustment (net of applicable income
     tax expense of $2.6 million)................           4.2          -                -                 4.2            -
   Change in unrealized appreciation
     (depreciation) of actively managed
     fixed maturity investments and interest-
     only securities (net of applicable
     income tax benefit of $7.6).................         (12.0)         -                -               (12.0)           -
                                                       --------

         Total comprehensive income..............          40.1          -

   Issuance of common stock......................         299.4          -              299.4               -              -
   Tax benefit related to issuance of shares
     under stock option plans....................           3.3          -                3.3                              -
   Dividends on common stock.....................        (200.0)         -                -                 -           (200.0)
                                                       --------       ------         --------           -------        -------

Balance, December 31, 1999.......................       2,435.0          -            1,641.0             (18.8)         812.8

   Comprehensive loss, net of tax:
     Net loss....................................        (525.3)         -                -                 -           (525.3)
     Change in unrealized appreciation
       (depreciation) of actively managed
       fixed maturity investments and interest-
       only securities (net of applicable income
       tax expense of $70.6 million).............        (120.3)         -                -              (120.3)           -
                                                       --------

         Total comprehensive loss................        (645.6)         -

   Issuance of preferred stock...................         750.0        750.0              -                 -              -
   Repurchase of shares of common stock..........        (126.0)         -             (126.0)              -              -
   Return of capital.............................        (306.3)         -             (306.3)              -              -
   Dividends on preferred stock..................         (18.6)         -                -                 -            (18.6)
   Other.........................................            .7          -                 .7               -              -
                                                       --------       ------         --------           -------        -------

Balance, December 31, 2000.......................      $2,089.2       $750.0         $1.209.4           $(139.1)       $ 268.9
                                                       ========       ======         ========           =======        =======






                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2000, 1999 and 1998
                              (Dollars in millions)

                                                                                            2000         1999         1998
                                                                                            ----         ----         ----
Cash flows from operating activities:
   Net investment income............................................................... $  2,035.4   $  1,009.0    $    640.3
   Points and origination fees.........................................................        -          390.0         298.3
   Fee revenue and other income........................................................      401.3        383.1         280.3
   Interest expense....................................................................   (1,038.7)      (293.5)       (194.2)
   Special charges.....................................................................      (44.8)       (20.9)        (48.5)
   Other operating costs...............................................................     (797.8)      (655.7)       (598.0)
   Taxes...............................................................................      (72.8)      (188.0)        (29.0)
                                                                                        ------------ ----------    -----------

     Net cash provided by operating activities.........................................       482.6       624.0         349.2
                                                                                        -----------  -----------   ----------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses.................    2,501.2      9,516.6      13,303.6
   Principal payments received on finance receivables..................................    8,490.1      7,487.2       6,065.9
   Finance receivables originated......................................................  (18,515.9)   (24,650.5)    (21,261.6)
   Other...............................................................................     (262.3)      (120.0)        (78.2)
                                                                                        -----------  -----------   -----------

     Net cash used by investing activities ............................................   (7,786.9)    (7,766.7)     (1,970.3)
                                                                                        ----------   ----------    ----------

Cash flows from financing activities:
   Cash contributed by parent resulting from asset transfer............................        -           18.2           -
   Capital contribution from parent....................................................        -            -         1,100.0
   Issuance of shares related to stock options.........................................        -            -             1.7
   Issuance of liabilities related to deposit products.................................    2,168.8      1,128.8           -
   Payments on liabilities related to deposit products.................................   (1,166.0)      (288.3)          -
   Issuance of notes payable and commercial paper......................................   20,452.1     22,220.3      12,563.9
   Payments on notes payable and commercial paper......................................  (13,202.8)   (15,321.3)    (11,990.0)
   Change in cash held in restricted accounts for settlement of collateralized
     borrowings........................................................................     (689.7)       (76.8)          -
   Repurchase of shares of common stock................................................     (126.0)         -             -
   Common stock dividends paid ........................................................        -         (200.0)        (23.5)
                                                                                        -----------  -----------   -----------

     Net cash provided by financing activities.........................................     7,436.4     7,480.9       1,652.1
                                                                                        -----------  -----------   ----------

     Net increase in cash and cash equivalents.........................................      132.1        338.2          31.0

Cash and cash equivalents, beginning of year...........................................       533.4       195.2         164.2
                                                                                        -----------  -----------   ----------

Cash and cash equivalents, end of year................................................. $     665.5  $    533.4    $    195.2
                                                                                        ===========  ===========   ===========










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

       Description of Business

       Conseco Finance Corp. ("we", "Conseco Finance", or the "Company", formerly Green Tree Financial Corporation prior to its name change in November
1999) is a financial services holding company that originates, securitizes and services manufactured housing, home equity, retail credit and floorplan loans. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

       During 2000, Conseco announced several courses of action with respect to the Company, including: (i) the sale, closing or runoff of five units (i.e., asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) efforts to better utilize existing assets so as to increase cash; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of loan origination operations in the manufactured housing and home equity lending divisions. These actions had a significant effect on the Company's operating results during 2000.

       Several elements of the plans we previously announced have already been completed:

       (i)   We completed the restructuring of our operations;

       (ii) We completed the sales of: (a) our bankcard business; and (b) certain asset-based and transportation loans (see note 6 entitled "Special Charges");

       (iii) We have completed various financing transactions which allow better use of existing assets to generate cash;

       (iv) We amended an agreement with Lehman Brothers Holdings Inc. (collectively with its direct and indirect subsidiaries "Lehman") which significantly reduced the restrictions on intercompany payments to Conseco as required by the previous agreement (see note 4 entitled "Notes Payable"); and

       (v) On January 31, 2001, we completed the sale of our vendor leasing business, generating cash proceeds of approximately $180 million.

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

       Basis of Presentation

       The following summary explains the significant accounting policies we use to prepare financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

       Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 1998 and 1999 consolidated financial statements and notes to conform with the 2000 presentation. These reclassifications have no effect on net income or shareholder's equity.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


they are other than temporary. Changes in fair value determined to be temporary are recorded, net of tax, in shareholder's equity.

       Interest-only securities

       Interest-only securities represent the right to receive certain future cash flows from securitization transactions structured prior to our September 8, 1999 announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. We carry interest-only securities at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults, and losses for manufactured housing loans are determined based on a macroeconomic model developed by the Company with the assistance of outside experts and refined to reflect Company-specific experience and trends. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. With the adoption of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on July 1, 2000, declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. See note 2 for additional discussion of gain on sale of receivables and interest-only securities.

       Cash and cash equivalents

       Cash and cash equivalents include commercial paper, invested cash and other investments purchased with original maturities of less than three months. We carry them at amortized cost, which approximates their estimated fair value.

       Finance Receivables

       Finance receivables include manufactured housing, home equity, home improvement, retail credit and floorplan loans. We carry finance receivables at amortized cost, net of an allowance for credit losses.

       We defer fees received and costs incurred when we originate finance receivables. We amortize deferred fees, costs, discounts and premiums over the estimated lives of the receivables. We include such deferred fees or costs in the amortized cost of finance receivables.

       We generally stop accruing investment income on finance receivables after three consecutive months of contractual delinquency.

       Finance receivables transferred to securitization trusts in transactions structured as securitized borrowings are classified as finance receivables - securitized. These receivables are held as collateral for the notes issued to investors in the securitization trusts. Finance receivables held by us that have not been securitized are classified as finance receivables.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       We reduce the carrying value of finance receivables to net realizable value after six months of contractual delinquency.

       Goodwill

       Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortize goodwill on the straight-line basis generally over a 20-year period. At December 31, 2000 and 1999, the total accumulated amortization of goodwill was $12.0 million and $9.4 million, respectively. We continually monitor the value of our goodwill based on our estimates of future earnings. We determine whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If we were to determine that changes in undiscounted projected cash flows no longer support the recoverability of goodwill over the remaining amortization period, we would reduce its carrying value with a corresponding charge to expense or shorten the amortization period. Cash flows considered in such an analysis are those of the business acquired. See note 6 regarding the reduction in goodwill related to the sale of the vendor services financing business.

       Liabilities Related to Certificates of Deposit

       These liabilities relate to the certificates of deposits issued by our bank subsidiary. The liability and interest expense account are also increased for the interest which accrues on the deposits. The weighted average interest crediting rate on these deposits was 6.7 percent and 5.8 percent during 2000 and 1999, respectively.

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

       Use of Estimates

       When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for the interest-only securities, servicing rights, goodwill, liabilities for deposit products, liabilities related to litigation, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables, gain on sale of finance receivables, allowance for credit losses on finance receivables and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

       Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights

       Subsequent to September 8, 1999, we are using the portfolio method (the accounting method required for securitizations which are now structured as secured borrowings) to account for securitization transactions. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125").

       For securitizations structured prior to September 8, 1999, we accounted for the transfer of finance receivables as sales in accordance with SFAS 125. In applying SFAS 125 to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying amount by allocating the carrying value of the finance receivables between the portion we sold and the interests we retained (generally interest-only securities, servicing rights and, in some

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


instances, other securities), based on each portion's relative fair values on the date of the sale.

       During 1999 and 1998, the Company sold $9.7 billion and $13.4 billion, respectively, of finance receivables in securitizations structured as sales and recognized gains of $550.6 million and $745.0 million, respectively. The gains recognized were dependent in part on the previous carrying amount of the finance receivables included in the securitization transactions, allocated between the assets sold and our retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices were used if available. However, quotes were generally not available for retained interests, so we estimated the fair values based on the present value of future expected cash flows using our best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

       We amortize the servicing rights (classified as other assets) we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Here are the estimated fair values of our financial instruments:

                                                                              2000                          1999
                                                                   ------------------------      -------------------------
                                                                   Carrying           Fair       Carrying         Fair
                                                                    Amount            Value       Amount          Value
                                                                    ------            -----       ------          -----
                                                                                     (Dollars in millions)
Financial assets:
   Actively managed fixed maturities............................ $   494.6        $   494.6      $  694.3       $   694.3
   Interest-only securities.....................................     432.9            432.9         905.0           905.0
   Fixed maturities due from subsidiaries of Conseco............       -                -           104.6           104.6
   Cash and cash equivalents....................................     665.5            665.5         533.4           533.4
   Finance receivables (including finance
     receivables - securitized).................................  16,487.8         17,108.7       9,709.0        10,057.2

Financial liabilities:
   Liabilities related to certificates of deposit...............   1,873.3          1,873.3         870.5           870.5
   Notes payable:
     Notes payable..............................................   2,834.6          2,755.6       2,563.8         2,563.0
     Notes payable due to Conseco...............................     786.7            786.7       2,116.7         2,116.7
     Related to securitized finance receivables structured
       as collateralized borrowings.............................  12,100.6         12,323.8       4,641.8         4,636.8

       Cumulative Effect of Accounting Change

       During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 99-20, a new accounting requirement for the recognition of impairment on interest-only securities and other retained beneficial interests in securitized finance assets.

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

       We adopted the new accounting rule on July 1, 2000. The cumulative effect of the accounting change for periods prior to July 1, 2000 was a decrease to net income of $45.5 million (net of an income tax benefit of $24.7 million) related to interest-only securities.

       Impairment Charge

       During 2000, actual default and loss trends were worse than our previous estimates. In light of these trends, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of our securities. These changes also reflected other economic factors and further methodology enhancements made by the Company. As a result, the expected future cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       In addition, during 1999 and early 2000, the Company reevaluated its interest-only securities and servicing rights, including the underlying assumptions, in light of loss experience exceeding previous expectations. The principal change in the revised assumptions resulting from this process was an increase in expected future credit losses, relating primarily to reduced assumptions as to future housing price inflation, recent loss experience and refinements to the methodology of the valuation process. The effect of this change was offset somewhat by a revision to the estimation methodology to incorporate the value associated with the cleanup call rights held by the Company in securitizations. We recognized a $554.3 million impairment charge ($349.2 million after tax) in 1999 to reduce the book value of the interest-only securities and servicing rights.

       During the second quarter of 1998, prepayments on securitized loan contracts exceeded our expectations and management concluded that such prepayments were likely to continue to be higher than expected in future periods as well. As a result of these developments, we concluded that the value of the interest-only securities and servicing rights had been impaired, and we determined a new value using then current assumptions. In addition, the market yields of publicly traded securities similar to our interest-only securities also increased during the second quarter of 1998. The assumptions used to determine the new value at that time were based on our internal evaluations and consultation with external investment managers having significant experience in valuing these securities. Such assumptions reflected the following changes from the assumptions previously used: (i) an increase in prepayment rates; (ii) an increase in the discount rate used to determine the present value of future cash flows; and (iii) an increase in anticipated default rates. We recognized a $549.4 million ($355.8 million after tax) impairment charge in 1998 to reduce the carrying value of the interest-only securities and servicing rights.

       Accounting Changes

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We adopted SFAS 133 on January 1, 2001, and it does not have a significant effect on our consolidated results of operations or financial condition.

       The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") which is a replacement for SFAS 125; and a related implementation guide. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We do not believe we will need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001.

       SFAS 140 also requires additional disclosures regarding securitization transactions, which are reflected in these notes to the consolidated financial statements.

       2. FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES:

       Subsequent to September 8, 1999, we are using the portfolio method to account for new securitization transactions. Our new securitizations are structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to SFAS 125.

       We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized". The average interest rate earned on these receivables was 12.2 percent and 11.7 percent at December 31, 2000 and 1999, respectively. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

       The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we have decided to sell, close or runoff (the "discontinued lines"):

                                                                                              December 31,
                                                                                         ---------------------
                                                                                         2000             1999
                                                                                         ----             ----
                                                                                         (Dollars in millions)
Continuing lines:
   Manufactured housing............................................................... $ 5,602.1          $  953.0
   Mortgage services..................................................................   5,126.0           2,077.3
   Retail credit......................................................................     653.8               -
   Floorplan..........................................................................     637.0             637.0
                                                                                       ---------          --------

                                                                                        12,018.9           3,667.3
   Less allowance for credit losses...................................................     166.4               4.4
                                                                                       ---------          --------

     Net finance receivables - securitized for continuing lines.......................  11,852.5           3,662.9
                                                                                       ---------          --------

Discontinued lines:
   Consumer finance...................................................................     247.3             278.9
   Transportation.....................................................................       -               581.9
   Vendor finance.....................................................................     531.0             216.1
                                                                                       ---------          --------

                                                                                           778.3           1,076.9
   Less allowance for credit losses...................................................       8.0               9.3
                                                                                       ---------          --------

     Net finance receivables - securitized for discontinued lines.....................     770.3           1,067.6
                                                                                       ---------          --------

     Total finance receivables - securitized.......................................... $12,622.8          $4,730.5
                                                                                       =========          ========

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                             December 31,
                                                                                         ---------------------
                                                                                         2000             1999
                                                                                         ----             ----
                                                                                           (Dollars in millions)

Continuing lines:
   Manufactured housing............................................................... $   263.0         $   795.8
   Mortgage services..................................................................   1,373.1           1,277.0
   Retail credit......................................................................   1,110.1             867.8
   Floorplan..........................................................................         -             602.7
                                                                                      ------------       ---------

                                                                                         2,746.2           3,543.3
   Less allowance for credit losses...................................................      95.5              38.8
                                                                                       ---------        ----------

     Net other finance receivables for continuing lines...............................   2,650.7           3,504.5
                                                                                       ---------         ---------

Discontinued lines:
   Consumer finance...................................................................     575.1             142.2
   Transportation.....................................................................     137.8             337.8
   Vendor finance.....................................................................     331.3             423.3
   Park construction..................................................................     131.2             188.7
   Other  ............................................................................      75.8             417.9
                                                                                      ----------         ---------

                                                                                         1,251.2           1,509.9
   Less allowance for credit losses...................................................      36.9              35.9
                                                                                      ----------        ----------

     Net other finance receivables for discontinued lines.............................   1,214.3           1,474.0
                                                                                       ---------         ---------

     Total other finance receivables..................................................  $3,865.0          $4,978.5
                                                                                        ========          ========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                                   2000          1999         1998
                                                                                   ----          ----         ----
                                                                                         (Dollars in millions)

Allowance for credit losses, beginning of year..................................  $  88.4        $ 43.0       $ 19.8
Additions to the allowance (a)..................................................    472.8         128.7         44.2
Credit losses, net..............................................................   (254.4)        (83.3)       (21.0)
                                                                                  -------        ------       ------

Allowance for credit losses, end of year........................................  $ 306.8        $ 88.4       $ 43.0
                                                                                  =======        ======       ======

--------------------
(a) Additions to the allowance for 2000 include: (i) $48.0 million related to regulatory changes related to our bank subsidiary and classified as a component of "special charges" (see note 6); (ii) $45.9 million related to discontinued lines and classified as a component of "special charges" (see note 6); and (iii) $24.7 million related to a block of finance receivables repurchased during 2000. (Such block was previously sold to unaffiliated parties in securitization transactions.)

       The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest- only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair market value and amortized cost of $769.8 million, $494.6 million and $716.8 million, respectively, at December 31, 2000, and had a par value, fair market value and amortized cost of $769.8 million, $694.3 million and $712.6 million, respectively, at December 31, 1999.

       During 1999 and 1998, the Company sold $9.7 billion and $13.4 billion, respectively, of finance receivables in various securitized transactions and recognized gains of $550.6 million and $745.0 million, respectively. During 2000, we recognized no gain on sale related to securitized transactions.

       The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes".

       As described in note 1 under the caption entitled "Cumulative Effect of Accounting Change", the Company adopted the requirements of EITF 99-20 effective July 1, 2000. During 2000, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of several securities. These changes were made considering recent adverse default and loss trends and other economic factors. As a result of these changes, the cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes were reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       At December 31, 2000, key economic assumptions used to determine the estimated fair value of our retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent changes in those assumptions are as follows:

                                                            Manufactured      Home equity/       Consumer/
                                                               housing      home improvement     equipment       Total
                                                               -------      ----------------     ---------       -----
                                                                                    (Dollars in millions)
Carrying amount/fair value of retained interests:

     Interest-only securities..............................   $245.4           $177.5            $ 10.0         $432.9
     Servicing assets (liabilities)........................     14.7              2.0              (1.9)          14.8
     Bonds.................................................    249.5            227.1              18.0          494.6
                                                              ------           ------            ------         ------

         Total retained interests..........................   $509.6           $406.6             $ 26.1        $942.3
                                                              ======           ======             ======        ======

Cumulative principal balance of sold finance
     receivables.......................................... $20,256.4         $6,489.7          $1,936.3      $28,682.4
Weighted average life in years............................       6.8              3.8               2.5            5.9
Weighted average stated customer interest rate
     on sold finance receivables..........................       9.9%            11.6%             10.8%
Assumptions to determine estimated fair value
     and impact of favorable and adverse changes:

Expected prepayment speed as a percentage
     of principal balance of sold finance receivables (a).       7.9%            18.5%             19.7%          11.1%

     Impact on fair value of 10 percent favorable change..     $21.8            $29.4              $2.0          $53.2

     Impact on fair value of 20 percent favorable change..      46.2             60.2               3.9          110.3

     Impact on fair value of 10 percent adverse change....      23.9             24.8               1.5           50.2

     Impact on fair value of 20 percent adverse change....      45.2             46.7               2.9           94.8

Expected future nondiscounted credit losses as a
     percentage of principal of related finance
       receivables (a)....................................      10.2%             6.5%              6.5%           9.1%

     Impact on fair value of 10 percent favorable change..    $138.9            $34.4              $9.6         $182.9

     Impact on fair value of 20 percent favorable change..     275.7             69.9              18.9          364.5

     Impact on fair value of 10 percent adverse change....     145.9             24.8               6.4          181.1

     Impact on fair value of 20 percent adverse change....     290.4             47.9              12.7          351.0

Residual cash flow discount rate (annual).................      15.0%            15.0%             15.0%          15.0%

     Impact on fair value of 10 percent favorable change..     $37.2            $26.5              $2.4          $66.1

     Impact on fair value of 20 percent favorable change..      74.2             54.3               4.4          132.9

     Impact on fair value of 10 percent adverse change....      38.9             25.0               2.0           65.9

     Impact on fair value of 20 percent adverse change.....     70.3             48.4               3.8          122.5









                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

       These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

       The following table summarizes certain cash flows received from and paid to the securitization trusts during 2000 (dollars in millions):


Servicing fees received....................................  $   123.8
Cash flows from interest-only securities...................      187.6
Cash flows from retained bonds.............................       69.9
Purchases of delinquent or foreclosed assets...............      (23.9)
Servicing advances  .......................................   (1,056.1)
Repayment of servicing advances............................    1,063.5

       We have projected lower cash flows from our interest-only securities in 2001, reflecting our assumption that the adverse loss experience in 2000 will continue into 2001 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the amounts paid in previous periods. These projected payments are considered in the projected cash flows we use to value our interest-only securities. See note 5 for additional information about the guarantees.

       The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                            Principal balance            Net Credit
                                                                             60 days or more               Losses
                                                   Principal balance            past due                   ------
                                           --------------------------------  -----------------        for the year ended
                                                             at December 31,                             December 31,
                                           --------------------------------------------------------   -----------------
                                                2000           1999           2000        1999        2000         1999
                                                ----           ----           ----        ----        ----         ----
                                                                            (Dollars in millions)
Type of finance receivables
---------------------------
Manufactured housing......................   $26,314.4       $24,650.1       $569.3      $381.9      $413.9       $285.8
Home equity/home improvement..............    13,307.0        12,174.1        120.5       118.8       154.6        101.3
Consumer..................................     3,887.4         3,836.0         76.4        85.1       181.0         99.9
Commercial................................     3,077.1         5,131.2         35.2        54.9        95.5         52.4
                                             ---------       ---------       ------     -------      ------       ------

Total managed receivables.................    46,585.9        45,791.4        801.4       640.7       845.0        539.4

Less finance receivables securitized......    29,636.0        35,812.4        536.6       541.9       590.6        456.1

Less allowance for credit losses..........       306.8            88.4          -           -           -            -

Less deferred points and other, net.......       155.3           181.6          -           -           -            -
                                             ---------       ---------       ------   ---------      ------       ------

Finance receivables held on
   balance sheet..........................   $16,487.8       $ 9,709.0       $264.8     $  98.8      $254.4       $ 83.3
                                             =========       =========       ======     =======      ======       ======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Activity in the interest-only securities account during 2000, 1999 and 1998 is as follows:

                                                                                  2000         1999          1998
                                                                                  ----         ----          ----
                                                                                       (Dollars in millions)

Balance, beginning of year...................................................   $ 905.0        $1,305.4     $1,398.7
   Additions resulting from securitizations during the period................       -             393.9        719.6
   Additions resulting from clean-up calls (a)...............................     100.3             -            -
   Investment income.........................................................     106.6           185.1        132.9
   Cash received, net........................................................    (187.6)         (442.6)      (358.0)
   Impairment charge to reduce carrying value................................    (434.1)         (533.8)      (544.4)
   Cumulative effect of change in accounting principle.......................     (70.2)            -            -
   Change in unrealized depreciation charged to shareholder's equity.........      12.9            (3.0)       (43.4)
                                                                                -------        --------     --------

Balance, end of year.........................................................   $ 432.9        $  905.0     $1,305.4
                                                                                =======        ========     ========

--------------------
(a) During 2000, clean-up calls were exercised for ten securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest- only securities in transactions recognized as sales. The repurchase of the collateral underlying the ten securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

       3. INCOME TAXES:

       Income tax (assets) liabilities were comprised of the following:

                                                                                                    2000           1999
                                                                                                    ----           ----
                                                                                                   (Dollars in millions)
Deferred income tax (assets) liabilities:
    Interest-only securities.....................................................................   $ (32.2)       $282.4
    Unrealized depreciation......................................................................     (81.6)        (11.0)
    Net operating loss carryforward..............................................................      (6.3)         (6.3)
    Allowance for loan losses....................................................................    (116.6)        (33.6)
    Other........................................................................................      33.1          14.7
                                                                                                    -------       -------

          Deferred income tax liabilities........................................................    (203.6)        246.2
Current income tax (assets) liabilities..........................................................      (5.0)        (15.8)
                                                                                                    -------        ------

          Income tax (asset) liability...........................................................   $(208.6)       $230.4
                                                                                                    =======        ======

       Income tax expense (benefit) was as follows:

                                                                                               2000       1999       1998
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)

Current tax provision.....................................................................   $  60.6    $ 169.2     $ 41.4
Deferred tax provision (benefit)..........................................................    (323.4)    (185.6)     (49.0)
                                                                                             -------    -------     ------

               Income tax benefit.........................................................   $(262.8)   $ (16.4)    $ (7.6)
                                                                                             =======    =======     ======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The income tax benefit differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:

                                                                                                2000       1999       1998
                                                                                                ----       ----       ----
                                                                                                   (Dollars in millions)

Tax expense (benefit) income before income taxes at statutory rate...........................$(259.9)    $ 12.0     $(29.2)
Nondeductible merger-related expense.........................................................    -          -          7.0
Other  ......................................................................................    1.6        1.2       15.6
Settlement of tax issues related to revenue recognized as gain on sale of
   finance receivables.......................................................................    -        (30.2)       -
State taxes, net.............................................................................   (4.5)        .6       (1.0)
                                                                                             --------    ------     ------

       Income tax benefit....................................................................$(262.8)    $(16.4)    $ (7.6)
                                                                                             =======     ======     ======

       At December 31, 2000, a federal income tax loss carryforward of $18.0 million is available for use on future tax returns and expires in 2018.

       4. NOTES PAYABLE:

       Notes Payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings)

       Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 2000 and 1999, were as follows (interest rates as of December 31, 2000):

                                                                                      2000                1999
                                                                                      ----                ----
                                                                                         (Dollars in millions)

Note payable to Conseco (8.05%)...................................................  $  786.7           $2,116.7
Master repurchase agreements due on various dates in 2001 and 2002 (7.83%)........   1,806.9            1,620.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (8.71%)...............................................................     590.0              499.0
10.25% senior subordinated notes due 2002.........................................     217.3              217.3
Medium term notes due September 2002 and April 2003 (6.52%).......................     223.7              226.7
Other.............................................................................       3.2                3.1
                                                                                    --------           --------

     Total principal amount.......................................................   3,627.8            4,683.7

Unamortized net discount and deferred fees........................................       6.5                3.2
                                                                                    --------           --------

     Total notes payable..........................................................  $3,621.3           $4,680.5
                                                                                    ========           ========

       Amounts borrowed under master repurchase agreements have increased as the balance of finance receivables eligible as collateral for these agreements has increased. At December 31, 2000, we had $3.5 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At December 31, 2000, we had borrowed $1.8 billion of the $3.5 billion available under such agreements.

       During 2000, the Company amended an agreement with Lehman related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). After such conversion and prepayments made during 2000, the intercompany note had a balance of $786.7 million.

       Pursuant to the amended agreement, Conseco Finance may make the following payments to Conseco: (i) interest on the intercompany note; (ii) payments for products and services provided by Conseco; and (iii) intercompany tax sharing payments. Conseco Finance may also make the following payments to Conseco provided the minimum liquidity requirements defined in the amended agreement are met and the cash payments are applied in the order summarized: (i) unpaid interest on the intercompany note; (ii) prepayments of principal on the intercompany note or repayments of any increase to the intercompany receivable balance; (iii) dividends on the intercompany preferred stock; (iv) redemption of the intercompany preferred stock; and (v) common stock dividends. The liquidity test of the amended agreement requires Conseco Finance to have minimum levels of liquidity both before and after giving effect to such payments to Conseco. Liquidity, as defined, includes unrestricted cash and may include up to $150 million of liquidity available at Conseco Finance's bank subsidiaries and the aggregate amount available to be drawn under Conseco Finance's credit facilities (where applicable, based on eligible excess collateral pledged to the lender multiplied by the appropriate advance rate). The minimum liquidity must equal or exceed $250 million, plus: (i) 50 percent of cash up to $100 million generated by Conseco Finance subsequent to September 21, 2000; and (ii) 25 percent of cash generated by Conseco Finance in excess of $100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

       In connection with the modification of certain master repurchase agreements and other transactions with Lehman, the Company and Conseco agreed to the dividend and prepayment on the Conseco note described in note 5 under the caption "Related Party Transactions."

       The amended agreement requires Conseco Finance to maintain various financial ratios, commencing December 31, 2000, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.1 billion at December 31, 2000); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the three- month period ending December 31, 2000, and defined periods thereafter (such ratio was 1.15:1.0 for the quarter ended December 31, 2000); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.41:100 at December 31, 2000); and (iv) a ratio of total non-warehouse debt (excluding master repurchase agreements and the collateralized credit facility) to net worth of less than 1.0:2.0 (such ratio was .08:2.0 at December 31, 2000).

       The note payable to Conseco is further described in note 5 under the caption "Related Party Transactions."

       During 1999, we repurchased $50.0 million par value of our 10.25% senior subordinated notes due 2002 for $53.5 million. We recognized an extraordinary charge of $2.5 million (net of a $1.5 million tax benefit) as a result of such repurchases. At both December 31, 2000 and 1999, $23.7 million of the 10.25% senior subordinated notes were held by Conseco.

       We substantially restructured and repaid a portion of our bank debt during 1998. We recognized an extraordinary charge of $11.5 million (net of a $7.1 million tax benefit) as a result of the repayment, restructuring and cancellation of a portion of our bank debt.

       The maturities of notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 2000, were as follows (dollars in millions):

Maturity date
-------------
2001..........................................................    $2,595.5
2002..........................................................       437.4
2003..........................................................       594.9
                                                                 ---------

        Total par value at December 31, 2000..................    $3,627.8
                                                                  ========

                                       31

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings

       Notes payable related to securitized finance receivables structured as collateralized borrowings were $12,100.6 million and $4,641.8 million at December 31, 2000 and 1999, respectively. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes was 7.7 percent and 7.6 percent at December 31, 2000 and 1999, respectively.

       5. OTHER DISCLOSURES:

       Leases

       The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $28.2 million in 2000, $21.8 million in 1999 and $16.6 million in 1998. Future required minimum rental payments as of December 31, 2000, were as follows (dollars in millions):

2001............................................................     $24.0
2002............................................................      20.6
2003............................................................      17.0
2004............................................................      11.8
2005............................................................       8.7
                                                                     -----

    Total.......................................................     $82.1
                                                                     =====

       Other operating costs and expenses were as follows:

                                          2000          1999         1998
                                          ----          ----         ----
                                                (Dollars in millions)

Salaries and wages....................    $428.9       $393.6       $283.9
Cost of servicing.....................     216.3        173.3        118.0
Other.................................     125.6        130.3        200.0
                                          ------       ------       ------

         Total........................    $770.8       $697.2       $601.9
                                          ======       ======       ======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

                                                                         2000         1999
                                                                         ----         ----
                                                                       (Dollars in millions)

Benefit obligation, beginning of year..................................   $20.6       $ 88.5
   Service cost........................................................     -            7.3
   Interest cost.......................................................     1.4          3.0
   Actuarial loss (gain)...............................................     1.8        (40.6)
   Settlement and curtailment gains....................................     -          (15.8)
   Benefits paid.......................................................    (5.9)       (21.8)
                                                                          -----       ------

Benefit obligation, end of year........................................   $17.9       $ 20.6
                                                                          =====       ======

Fair value of plan assets, beginning of year...........................   $18.8       $ 15.1
   Actual return on plan assets........................................     (.4)         2.5
   Employer contributions..............................................     6.9          3.7
   Benefits paid.......................................................    (5.4)        (2.5)
                                                                          -----       ------

Fair value of plan assets, end of year.................................   $19.9       $ 18.8
                                                                          =====       ======

Funded status..........................................................   $ 2.0       $ (1.8)
Unrecognized net actuarial gain........................................     4.6           .4
Unrecognized prior service cost........................................     -            -
                                                                          -----       ------

     Prepaid (accrued) benefit cost....................................   $ 6.6       $ (1.4)
                                                                          =====       ======

       We used the following weighted average assumptions to calculate benefit obligations for our 2000 and 1999 valuations: discount rate of approximately 6.5 percent; an expected return on plan assets of approximately 9.0 percent; and we assumed an annual rate of compensation increase of 5.5 percent in 1999. Beginning in 2000, as a result of plan amendments, no assumption for compensation increases was required.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Components of the cost we recognized related to pension plans are as follows:


                                                                         2000         1999         1998
                                                                         ----         ----         ----
                                                                              (Dollars in millions)

Service cost............................................................. $ -          $ 7.3       $ 7.3
Interest cost............................................................   1.4          3.0         5.0
Expected return on plan assets...........................................  (1.7)        (1.4)        (.9)
Amortization of prior service cost.......................................   -            -            .2
Settlement gain..........................................................   (.3)         -           -
Recognized net actuarial loss............................................    -           1.0         2.2
                                                                          ------       -----       -----

     Net periodic cost (benefit)......................................... $ (.6)       $ 9.9       $13.8
                                                                          ======       =====       =====

       The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $4.3 million in 2000, $4.7 million in 1999 and $3.6 million in 1998. Matching contributions are required to be made either in cash or in Conseco common stock.

       Related Party Transactions

       In 1998, we entered into a $2 billion promissory note with Conseco. The note bore interest at LIBOR plus a margin of .35 percent and both the principal and interest were due on demand. On January 1, 2000, the promissory note was amended and restated to provide for borrowings up to $5 billion and quarterly interest payments at a rate of LIBOR plus a margin of 1.5 percent. In connection with the transaction with Lehman (as described in note 6 entitled "Special Charges"), the promissory note from the Company to Conseco was replaced with a one-year term note and the Company repaid $450.0 million of this note. In conjunction with amendments to its warehouse credit facilities, the Company converted $750.0 million principal balance of the promissory note due to Conseco to $750.0 million stated value of 9 percent redeemable cumulative preferred stock and repaid $544.6 million of this note. Pursuant to the amended agreement with Lehman, the Company made additional repayments on the promissory note to Conseco of $129.5 million. At December 31, 2000, the outstanding balance under the note was $786.7 million. Interest expense incurred under the note totaled $153.9 million, $79.5 million and $16.8 million in 2000, 1999 and 1998, respectively.

       On December 31, 1999, Conseco transferred the following assets to the Company at Conseco's carrying value: (i) fixed maturity investments due from affiliates of Conseco with a carrying value of $104.6 million; (ii) other invested assets with a carrying value of $100.5 million; and (iii) two insurance marketing companies with net assets having a carrying value of $94.3 million. The carrying value of these assets approximated fair value. Such amounts were added to the common stock and paid-in capital of the Company. These assets were returned to Conseco in 2000 concurrently with the Lehman transaction. Such distribution is reflected as a return of capital in the consolidated statement of shareholder's equity at the book value of the assets transferred.

       In the first quarter of 2000, the Company repurchased shares of its common stock from Conseco for $126.0 million.

       The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $39.7 million, $43.0 million and $25.0 million in 2000, 1999 and 1998, respectively.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

       Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgements in both Lackey and Bazzle. These matters are currently on appeal at the South Carolina Supreme Court. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

       Guarantees

       In conjunction with certain sales of finance receivables, we have provided guarantees aggregating approximately $1.5 billion at December 31, 2000. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During 2000, advances of interest and principal payments related to such guarantees totaled $23.2 million.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       6. SPECIAL CHARGES

       Special Charges Incurred in 2000

       The Company incurred significant special charges during 2000, primarily related to the restructuring of our debt, restructuring of our finance business and payments made pursuant to employment contracts. The following table summarizes the special charges, which are further described in the paragraphs which follow (dollars in millions):

Lower of cost or market adjustment for finance receivables
     identified for sale....................................................     $103.3
Loss on sale of transportation loans and vendor services
     financing business.....................................................       51.0
Loss on sale of asset-based loans...........................................       53.0
Costs related to closing offices and streamlining businesses................       29.5
Abandonment of computer processing systems..................................       35.8
Transaction fees paid and warrant issued....................................       78.4
Reserve methodology change at bank subsidiary...............................       48.0
Net gain on sale of certain loans and other items...........................       (4.7)
                                                                                 ------

         Special charges before income tax benefit..........................     $394.3
                                                                                 ======

       Lower of cost or market adjustment for finance receivables identified for sale

       On July 27, 2000, we announced several courses of action to restructure our business, including the sale or runoff of the finance receivables of several business lines. The carrying value of the loans held for sale has been reduced to the lower of cost or market, consistent with our accounting policy for such loans. The reduction in value of these loans of $103.3 million (including a $45.9 million increase to the allowance for credit losses) primarily relates to transportation finance receivables (primarily loans for the purchase of trucks and buses). These loans have experienced a significant decrease in value as a result of the adverse economic effect that the recent increases in oil prices and competition have had on borrowers in the transportation business.

       Loss on sale of transportation loans and vendor service financing business

       During the fourth quarter of 2000, we sold transportation loans with a carrying value of $566.0 million (after the market adjustment described above) in whole loan sale transactions. We recognized an additional loss of $30.7 million on the sale. During 2000, we recognized a special charge and reduced goodwill by $20.3 million, representing the difference between: (i) the carrying value of the net assets of the vendor services financing business; and (ii) the anticipated proceeds from the sale of such business, which was completed in the first quarter of 2001.

       Loss on sale of asset-based loans

       During the third quarter of 2000, we sold asset-based loans with a carrying value of $152.2 million in whole loan sale transactions. We recognized a loss of $53.0 million on these sales.

       Costs related to closing offices and streamlining businesses

       Our restructuring activities included the closing of several branch offices and streamlining our businesses. These activities included a reduction in the work force of approximately 1,700 employees. The Company incurred a charge of $6.9 million related to severance costs paid to terminated employees in 2000. The Company also incurred lease termination and direct closing costs of $12.3 million associated with the branch offices closed in conjunction with the restructuring activities. In addition, fixed assets and leasehold improvements of $10.3 million were abandoned when the branch offices were closed.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Abandonment of computer processing systems

       We recorded a $35.8 million charge in 2000 to write off the carrying value of capitalized computer software costs for projects that have been abandoned in conjunction with our restructuring. These costs are primarily associated with: (i) computer processing systems under development that would require significant additional expenditures to complete and that are inconsistent with our current business plan; and (ii) computer systems related to the lines of business discontinued by the Company and therefore are no longer required.

       Advisory fees and warrant paid and/or issued to Lehman and other investment banks

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

       Lehman has also amended its master repurchase financing facilities with our finance operations to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the common stock of Conseco Finance. The warrant has a five-year term. After three years, the holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be cancelled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases Conseco Finance. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000. The estimated fair value of the warrant did not change materially during 2000.

       We also paid Lehman $5.3 million in advisory fees related to the business and debt restructuring.

       Reserve Methodology Change at Bank Subsidiary

       During the fourth quarter of 2000, we increased the allowance for credit losses related to credit card receivables held by our bank subsidiary. We implemented a more conservative approach pursuant to a recent regulatory examination, which resulted in this special charge.

       Gain on sale of certain loans and other items

       During 2000, we sold substantially all of the finance receivables related to our bankcard (Visa and Mastercard) portfolio. We recognized a gain of $9.7 million on the sale.

       During 2000, we recognized $5.0 million of other costs related to the restructuring of the Company.

       Special Charges Incurred in 1998

       During 1998, we recognized special charges of $108.0 million related to the Merger including: $5.0 million transaction costs; $71.0 million severance and other employment related costs; and $32.0 million other costs. Transaction costs included expenses related to the Merger such as fees paid for investment bankers, attorneys, accountants and printers. Severance and other employment related costs included contractual severance and other benefits due to certain executives. Other costs included the write-off of computer equipment and related software that will no longer be used, losses for facilities to be vacated, increases to legal expense accruals, and various other costs.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       7. CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following disclosures supplement our consolidated statement of cash flows:

                                                                                            2000         1999         1998
                                                                                            ----         ----         ----

Additional  non-cash items not reflected in the  consolidated  statement of cash flows:
    Tax benefit related to the issuance of common stock under employee benefit plans...... $   -       $  3.3        $  14.5
    Shares returned by former executive due to recomputation of bonus.....................     -          -             23.4

       The following reconciles net income to net cash provided by operating activities:

Cash flows from operating activities:
   Net income (loss)...................................................................    $(525.3)     $  47.9      $ (87.3)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of finance receivables.............................................       (7.5)      (550.6)      (745.0)
       Points and origination fees received............................................        -          390.0        298.3
       Interest-only securities investment income......................................     (106.6)      (185.1)      (132.9)
       Cash received from interest-only securities, net................................      187.6        442.6        358.0
       Servicing income................................................................     (108.2)      (165.3)      (140.0)
       Cash received from servicing activities.........................................      123.8        175.7        159.9
       Provision for losses............................................................      354.2        128.7         44.2
       Amortization and depreciation...................................................       24.9         52.3         44.4
       Income taxes....................................................................     (361.0)      (205.9)       (43.7)
       Accrual and amortization of investment income...................................      (97.2)       (80.7)       (13.2)
       Impairment charges..............................................................      515.7        554.3        549.4
       Special charges.................................................................      349.5        (20.5)        59.5
       Extraordinary charge on extinguishment of debt..................................        -            4.0         18.6
       Change in accounting principle..................................................       70.2          -            -
       Other...........................................................................       62.5         36.6        (21.0)
                                                                                           -------      -------      -------

         Net cash provided by operating activities....................................     $ 482.6      $ 624.0      $ 349.2
                                                                                           ========     =======      =======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       8. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                        1st Qtr.(a)(b)  2nd Qtr.(a)(b)  3rd Qtr.(a)(b)  4th Qtr.(a)(b)
                                                        --------------  --------------  --------------  --------------
                                                                      (Dollars in millions)
2000
----
   Revenues......................................           $530.6             $583.3      $ 645.8          $ 685.1
   Income before income taxes, extraordinary
     charge and cumulative effect of
     accounting change...........................             42.9              (43.9)      (391.7)          (349.9)
   Net income (loss).............................             26.8              (28.5)      (296.6)          (227.0)

1999
----
   Revenues......................................           $432.4             $437.7      $ 457.8          $ 427.6
   Income before income taxes, extraordinary
     charge and cumulative effect of
     accounting change...........................            183.6              112.5         73.0           (335.1)
   Net income (loss).............................            128.6               78.4         56.4           (215.5)

--------------------
(a) Included in the first, second, third and fourth quarters of 2000 are impairment charges of $2.5 million ($1.6 million after tax), $9.6 million ($6.0 million after tax), $205.0 million ($129.2 million after tax) and $298.6 million ($188.1 million after tax), respectively. Also included in the second, third and fourth quarters of 2000 are special charges of $63.4 million ($41.2 million after tax), $226.6 million ($147.6 million after tax) and $104.3 million ($67.7 million after tax), respectively.

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

                                     PART IV

       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


       (a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 12 for a list of financial statements included in this Report.

           2. Financial Statement Schedules. All schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

           3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report.

       (b) Reports on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2001.


                                         CONSECO FINANCE CORP.


                                         By:  /s/ JAMES S. ADAMS
                                              ------------------
                                              James S. Adams
                                                Senior Vice President
                                                and Chief Accounting Officer
                                                (authorized officer and
                                                principal financial officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                             Title (Capacity)                                    Date
---------                                             ----------------                                    ----


/s/ BRUCE A. CRITTENDEN                               President, Chief Executive                          March 30, 2001
--------------------------                            Officer and Director
Bruce A. Crittenden                                   (Principal Executive Officer)


/s/ THOMAS M. HAGERTY                                 Director                                            March 30, 2001
---------------------------
Thomas M. Hagerty


/s/ THOMAS J. KILIAN                                  Director                                            March 30, 2001
--------------------------
Thomas J. Kilian


/s/ GARY C. WENDT                                     Director                                            March 30, 2001
--------------------------
Gary C. Wendt


/s/ WILLIAM WESP                                      Director                                            March 30, 2001
--------------------------
William Wesp


/s/ JAMES S. ADAMS                                    Senior Vice President and                           March 30, 2001
--------------------------                            Chief Accounting Officer
James S. Adams                                        (Principal Financial Officer)


                              CONSECO FINANCE CORP.
                                  EXHIBIT INDEX

EXHIBIT
NO.
------

3(a) Restated Certificate of Incorporation of Conseco Finance Corp. was filed with the Securities and Exchange Commission as Exhibit 3(a) to the Company's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference.

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

3(d) Certificate of Designation of 9% Redeemable Cumulative Preferred Stock of Conseco Finance Corp. was filed with the Securities and Exchange Commission as Exhibit 3(d) to the Company's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference.

4(a) There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the Registrant. The Registrant agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long- term debt of the Company and its consolidated subsidiaries.

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

10(b) Amended and Restated Master Repurchase Agreement dated May 9, 2000 between Lehman Commercial Paper Inc. and Green Tree Finance Corp.-Five (filed herewith); and Amendment to the Warehouse Debt Facility, dated as of September 22, 2000, by and among Lehman Commercial Paper Inc. and Green Tree Finance Corp. - Five (filed herewith).

10(c) Asset Assignment Agreement dated as of February 13, 1998 between Green Tree Residual Finance Corp. I and Lehman Commercial Paper,

            Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998; File No. 1-08916); Amendment to the First Residual Facility, dated as of September 22, 2000, by and among Lehman ALI Inc. and Green Tree Residual Finance Corp. I (filed herewith).

10(d) Promissory Note dated September 22, 2000 issued by the Company to CIHC, Incorporated was filed with the Securities and Exchange Commission as Exhibit 4(c) to the Company's Report on Form 10-Q for the quarter ended September 30, 2000 and is incorporated herein by reference.

10(e) Warrant to Purchase Common Stock of Conseco Finance Corp. dated May 11, 2000, by and between Conseco Finance Corp. and Lehman Brothers Holdings Inc. is incorporated herein by reference to Exhibit 10.45 to the Form 10-Q of Conseco, Inc. for the period ended June 30, 2000.

10(f) Amended and Restated Agreement dated September 22, 2000, by and among Conseco, Inc., CIHC, Incorporated and Lehman Brothers Holdings Inc. is incorporated herein by reference to the Exhibit 10.46 to the Form 10-Q of Conseco, Inc. for the period ended September 30, 2000.

12          Computation of Ratio of Earnings to Fixed Charges (filed herewith).

23          Consent of PricewaterhouseCoopers LLP (filed herewith).

27          Financial Data Schedule (filed herewith).