Form 10-Q
period 2001-03-31
CONSECO FINANCE CORP
filed 2001-05-15
CIK 890175

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

                  For the quarterly period ended March 31, 2001

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                         Commission File Number 1-08916


                              CONSECO FINANCE CORP.

                      Delaware                        No. 41-1807858
                ----------------------           ------------------------------
                State of Incorporation           IRS Employer Identification No.


             1100 Landmark Towers
         Saint Paul, Minnesota 55102-1639               (651) 293-3400
         --------------------------------               --------------
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

    Shares of common stock outstanding as of May 10, 2001:  103

    The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                 March 31,     December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----
                                                                                                (unaudited)
Actively managed fixed maturities at fair value (amortized cost: 2001 - $714.8;
   2000 - $716.8).............................................................................  $   501.1      $   494.6
Interest-only securities at fair value (amortized cost: 2001 - $418.3; 2000 - $431.2).........      456.4          432.9
Cash and cash equivalents.....................................................................      346.4          665.5
Cash held in segregated accounts for investors in securitizations.............................      638.3          551.3
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................      585.1          866.7
Finance receivables...........................................................................    3,332.8        3,865.0
Finance receivables - securitized.............................................................   12,718.9       12,622.8
Receivables due from Conseco, Inc.............................................................      317.6          331.3
Servicing rights..............................................................................       27.0           14.8
Income tax assets.............................................................................      225.3          208.6
Goodwill......................................................................................        -             28.8
Other assets..................................................................................      801.4          737.1
                                                                                                ---------      ---------

       Total assets...........................................................................  $19,950.3      $20,819.4
                                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................  $   638.3      $   551.3
   Liabilities related to certificates of deposit.............................................    1,712.3        1,873.3
   Other liabilities..........................................................................      541.4          583.7
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......   12,396.1       12,100.6
     Master repurchase agreements.............................................................    1,020.6        1,802.4
     Credit facility collateralized by retained interests in securitizations..................      562.5          590.0
     Due to Conseco, Inc......................................................................      512.3          786.7
     Other borrowings.........................................................................      440.9          442.2
                                                                                                ---------      ---------

          Total liabilities...................................................................   17,824.4       18,730.2
                                                                                                ---------      ---------

Shareholder's equity:
   Preferred stock............................................................................      750.0          750.0
   Common stock and additional paid-in capital................................................    1,209.4        1,209.4
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2001 - $64.9; 2000 - $81.6)..............................................................     (111.4)        (139.1)
   Retained earnings..........................................................................      277.9          268.9
                                                                                                ---------      ---------

          Total shareholder's equity..........................................................    2,125.9        2,089.2
                                                                                                ---------      ---------

          Total liabilities and shareholder's equity..........................................  $19,950.3      $20,819.4
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                          Three months ended
                                                                                                               March 31,
                                                                                                         -------------------
                                                                                                         2001           2000
                                                                                                         ----           ----
Revenues:
   Net investment income:
     Finance receivables and other.................................................................     $556.3         $391.3
     Interest-only securities......................................................................       15.1           27.5
   Gain on sale of finance receivables.............................................................        8.9            -
   Servicing income................................................................................       26.8           28.8
   Fee revenue and other income....................................................................       62.8           83.0
                                                                                                        ------         ------

         Total revenues............................................................................      669.9          530.6
                                                                                                        ------         ------
Expenses:
   Provision for losses............................................................................      121.4           58.6
   Interest expense................................................................................      321.6          204.5
   Other operating costs and expenses..............................................................      163.4          222.1
   Special charges.................................................................................       13.8            -
   Impairment charges..............................................................................        7.9            2.5
                                                                                                        ------         ------

         Total expenses............................................................................      628.1          487.7
                                                                                                        ------         ------

         Income before income taxes................................................................       41.8           42.9

Income tax expense.................................................................................       15.9           16.1
                                                                                                        ------         ------

         Net income................................................................................       25.9           26.8

Preferred stock dividends..........................................................................       16.9            -
                                                                                                        ------         ------

         Net income applicable to common stock.....................................................     $  9.0         $ 26.8
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                            Common stock     Accumulated other
                                                              Preferred    and additional      comprehensive       Retained
                                                     Total      stock      paid-in capital         loss            earnings
                                                     -----      -----      ---------------         ----            --------
Balance, January 1, 2001.......................    $2,089.2     $750.0       $1,209.4             $(139.1)          $268.9

   Comprehensive income, net of tax:
     Net income................................        25.9        -              -                   -               25.9
     Change in unrealized appreciation
       (depreciation) of actively managed fixed
       maturity investments and interest-only
       securities (net of applicable
       income tax expense of $16.7)............        27.7        -              -                  27.7              -
                                                   --------

         Total comprehensive income............        53.6

   Dividends on preferred stock................       (16.9)       -              -                   -              (16.9)
                                                   --------     ------       --------             -------           ------

Balance, March 31, 2001........................    $2,125.9     $750.0       $1,209.4             $(111.4)          $277.9
                                                   ========     ======       ========             =======           ======

Balance, January 1, 2000.......................    $2,435.0     $  -         $1,641.0            $  (18.8)          $812.8

   Comprehensive income (loss), net of tax:
     Net income................................        26.8        -              -                   -               26.8
     Change in unrealized appreciation
       (depreciation) of actively managed
       fixed maturity investments and
       interest-only securities (net of
       applicable income tax benefit of
       $93.1)..................................      (158.4)       -                -              (158.4)             -
                                                   --------

         Total comprehensive loss..............      (131.6)

   Repurchase of shares of common stock........      (126.0)       -           (126.0)                -                -
   Other.......................................          .6        -               .6                 -                -
                                                   --------     ------       --------             ------            ------

Balance, March 31, 2000........................    $2,178.0     $  -         $1,515.6             $(177.2)          $839.6
                                                   ========     ======       ========             =======           ======















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                    -------------------
                                                                                                    2001             2000
                                                                                                    ----             ----
Cash flows from operating activities:
   Net investment income....................................................................     $   577.1        $   439.1
   Fee revenue and other income.............................................................          87.3            112.1
   Interest expense.........................................................................        (320.5)          (161.2)
   Other operating costs....................................................................        (201.5)          (258.8)
   Taxes....................................................................................         (49.2)            (8.2)
                                                                                                 ---------        ---------

       Net cash provided by operating activities............................................          93.2            123.0
                                                                                                 ---------        ---------

Cash flows from investing activities:
   Purchase of investments..................................................................           -              (88.7)
   Cash received from the sale of finance receivables, net of expenses......................         626.2              -
   Principal payments received on finance receivables.......................................       1,884.2          2,160.0
   Finance receivables originated...........................................................      (3,007.5)        (5,054.0)
   Sale of vendor services financing business...............................................         389.3              -
   Other....................................................................................         (69.8)           (51.0)
                                                                                                 ---------        ---------

       Net cash used by investing activities ...............................................        (177.6)        (3,033.7)
                                                                                                 ---------        ---------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................         301.1            670.6
   Payments on liabilities related to deposit products......................................        (463.6)          (185.8)
   Issuance of notes payable................................................................       2,183.2          5,655.8
   Payments on notes payable................................................................      (2,488.3)        (2,789.0)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...         232.9           (196.6)
   Repurchase of shares of common stock.....................................................           -             (126.0)
                                                                                                 ---------        ---------

       Net cash provided (used) by financing activities.....................................        (234.7)         3,029.0
                                                                                                 ---------        ---------

       Net increase (decrease) in cash and cash equivalents.................................        (319.1)           118.3

Cash and cash equivalents, beginning of period..............................................         665.5            533.4
                                                                                                 ---------        ---------

Cash and cash equivalents, end of period....................................................     $   346.4        $   651.7
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 2000 Form 10-K of Conseco Finance Corp. ("we", "Conseco Finance" or the "Company").

     Conseco Finance is a financial services holding company that originates, securitizes and services manufactured housing, home equity, retail credit and floorplan loans. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Conseco Finance's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2001 presentation. These reclassifications have no effect on net income or shareholder's equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for interest-only securities, servicing rights, goodwill, liabilities for deposit products, liabilities related to litigation, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables, gain on sale of finance receivables, allowance for credit losses on finance receivables and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     During the first quarter of 2001, we completed two securitization transactions, securitizing $1.2 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at March 31, 2001, was approximately 12.4 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first quarter of 2001, we sold $1.4 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first quarter of 2001); (ii) $568.4 million of high-loan- to-value mortgage loans; and (iii) $46.8 million of other loans. These sales resulted in net gains of $8.9 million. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust, although no value was recognized for such interest. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     We expect to continue to utilize the Company's infrastructure to originate certain types of finance receivables for sale to other parties, when such sales can be completed profitably.

     For securitizations structured prior to September 8, 1999, we accounted for the transfer of finance receivables as sales in accordance with SFAS 125. In applying SFAS 125 to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying amount by allocating the carrying value of the finance receivables between the portion we sold and the interests we retained (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

     The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we have decided to sell, close or runoff (the "discontinued lines"):

                                                                                         March 31,      December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing............................................................... $ 6,033.3         $ 5,602.1
   Mortgage services..................................................................   5,418.7           5,126.0
   Retail credit......................................................................     557.7             653.8
   Floorplan..........................................................................     637.0             637.0
                                                                                       ---------         ---------

                                                                                        12,646.7          12,018.9
   Less allowance for credit losses...................................................     156.1             166.4
                                                                                       ---------         ---------

     Net finance receivables - securitized for continuing lines ......................  12,490.6          11,852.5
                                                                                       ---------         ---------

Discontinued lines....................................................................     229.4             778.3
   Less allowance for credit losses...................................................       1.1               8.0
                                                                                       ---------         ---------

     Net finance receivables - securitized for discontinued lines.....................     228.3             770.3
                                                                                       ---------         ---------

     Total finance receivables - securitized.......................................... $12,718.9         $12,622.8
                                                                                       =========         =========


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                         March 31,      December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................  $  202.3          $  263.0
   Mortgage services..................................................................     884.0           1,373.1
   Retail credit......................................................................   1,262.2           1,110.1
   Floorplan..........................................................................     185.3               -
                                                                                        --------          --------

                                                                                         2,533.8           2,746.2
   Less allowance for credit losses...................................................     128.9              95.5
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   2,404.9           2,650.7
                                                                                        --------          --------


Discontinued lines....................................................................     953.9           1,251.2
   Less allowance for credit losses...................................................      26.0              36.9
                                                                                        --------          --------


     Net other finance receivables for discontinued lines.............................     927.9           1,214.3
                                                                                        --------          --------

     Total other finance receivables..................................................  $3,332.8          $3,865.0
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                       ------------------
                                                                                                       2001          2000
                                                                                                       ----          ----
                                                                                                      (Dollars in millions)

Allowance for credit losses, beginning of period..................................................   $ 306.8       $ 88.4
Additions to the allowance........................................................................     113.0 (a)     58.6
Credit losses.....................................................................................    (107.7)       (27.9)
                                                                                                     -------       ------

Allowance for credit losses, end of period........................................................   $ 312.1       $119.1
                                                                                                     =======       ======

--------------------
(a) Additions to the allowance for the three months ended March 31, 2001, includes: (i) an increase to reserves of $121.4 million which is classified as "provision for losses"; and (ii) a net decrease to reserves totaling $8.4 million primarily related to the sale of certain finance receivables.

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair market value and amortized cost of $766.8 million, $501.1 million and $714.8 million, respectively, at March 31, 2001.

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8,

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We used the following assumptions to adjust the amortized cost to estimated fair value at March 31, 2001 and December 31, 2000. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes".

                                                      Manufactured        Home equity/         Consumer/
March 31, 2001                                           housing      home improvement (b)     equipment         Total
--------------                                           -------      --------------------     ---------         -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............  $   255.9           $  192.4            $    8.1       $   456.4
Cumulative principal balance of sold finance
   receivables at March 31, 2001...................   19,691.9            6,603.9             1,644.0        27,939.8
Weighted average stated customer interest rate
   on sold finance receivables.....................        9.9%              12.0%               10.7%
Assumptions to determine estimated fair value
   of interest-only securities at March 31, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a).............................        7.8%              18.3%               19.5%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a).............       10.2%               7.5%                6.5%
     Weighted average discount rate ...............       15.0%              15.0%               15.0%


                                                      Manufactured        Home equity/       Consumer/
December 31, 2000                                        housing        home improvement     equipment           Total
-----------------                                        -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value.............  $   245.4            $ 177.5          $    10.0       $    432.9
Cumulative principal balance of sold finance
   receivables at December 31, 2000................   20,256.4            6,489.7            1,936.3         28,682.4
Weighted average stated customer interest rate on
   sold finance receivables........................        9.9%              11.6%              10.8%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 2000:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a).............................        7.9%              18.5%              19.7%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).....................       10.2%               6.5%               6.5%
     Weighted average discount rate................       15.0%              15.0%              15.0%

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

(b) Includes the sale of finance receivables in the first quarter of 2001 totaling $568.4 million. The Company did not provide any guarantees with respect to the loans sold. The Company holds a residual interest in certain cash flows from the securitization trust which purchased the loans, although no value was recognized for the interest-only security.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Under current accounting rules which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $7.9 million in the first quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholder's equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $36.4 million increase in unrealized appreciation during the first quarter of 2001.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the first quarter of 2001 (dollars in millions):

Servicing fees received.............................     $ 24.5
Cash flows from interest-only securities............        6.1
Cash flows from retained bonds......................       17.5
Servicing advances paid.............................      264.5
Repayment of servicing advances.....................      194.9

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

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                                                         Net credit
                                                                                                            losses
                                                                           Principal balance          -----------------
                                                                            60 days or more              Three months
                                              Principal balance               past due                      ended
                                           -----------------------     ------------------------           March 31,
                                           March 31,  December 31,     March 31,   December 31,        ----------------
                                             2001         2000           2001          2000            2001        2000
                                             ----         ----           ----          ----            ----        ----
                                                                            (Dollars in millions)
Type of finance receivables
---------------------------
Manufactured housing.................... $26,124.3   $26,314.4         $501.8         $569.3         $135.3       $ 88.2
Home equity/home improvement............  12,914.8    13,307.0          118.5          120.5           59.4         32.7
Consumer................................   3,786.4     3,887.4           98.4           76.4           56.8         39.2
Commercial..............................   1,951.4     3,077.1           31.9           35.2            9.6         12.1
                                         ---------   ---------         ------         ------         ------       ------

Total managed receivables...............  44,776.9    46,585.9          750.6          801.4          261.1        172.2

Less finance receivables securitized....  28,215.3    29,636.0          455.7          536.6          153.4        144.3

Less allowance for credit losses........     312.1       306.8            -              -              -            -

Less deferred points and other, net.....     197.8       155.3           -               -              -            -
                                         ---------   ---------         ------         -----          ------       ------

Finance receivables held on
   balance sheet........................ $16,051.7   $16,487.8         $294.9         $264.8         $107.7       $ 27.9
                                         =========   =========         ======         ======         ======       ======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     Activity in the interest-only securities account was as follows:

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                   -------------------
                                                                                                    2001          2000
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)

Balance, beginning of period...................................................................    $432.9        $905.0
   Additions resulting from clean-up calls (a).................................................       4.9          60.7
   Investment income...........................................................................      15.1          27.5
   Cash received, net..........................................................................      (6.1)        (70.6)
   Impairment charge to reduce carrying value..................................................     (14.4)         (4.8)
   Sale of securities related to a discontinued line...........................................     (12.4)          -
   Change in unrealized appreciation (depreciation) charged to shareholder's equity............      36.4         (28.1)
                                                                                                   ------        ------

Balance, end of period.........................................................................    $456.4        $889.7
                                                                                                   ======        ======

--------------------
(a) During the first three months of 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of March 31, 2001):

                                                                                March 31,      December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (6.35%).....................................................  $1,023.9           $1,806.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (7.06%)..........................................................     562.5              590.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              223.7
10.25% senior subordinated notes due 2002....................................     217.3              217.3
Note payable to Conseco (6.44%)..............................................     512.3              786.7
Other........................................................................       1.6                3.2
                                                                               --------           --------

     Total principal amount..................................................   2,541.3            3,627.8

Unamortized net discount and deferred fees...................................       5.0                6.5
                                                                               --------           --------

     Direct finance obligations..............................................  $2,536.3           $3,621.3
                                                                               ========           ========


     Amounts borrowed under master repurchase agreements have decreased due to repayments using the proceeds received from various asset sales. At March 31, 2001, we had $3.2 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 2001, we had borrowed $1.0 billion of the $3.2 billion available under such agreements.

     During 2000, the Company amended an agreement with Lehman Brothers Holdings Inc. (collectively with its direct and indirect subsidiaries "Lehman") related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). During the first quarter of 2001, Conseco Finance made payments to Conseco totaling $274.4 million reducing the intercompany note balance to $512.3 million at March 31, 2001.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

$100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

     The amended agreement requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.2 billion at March 31, 2001); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the six-month period ending March 31, 2001, and defined periods thereafter (such ratio was 1.17:1.0 for the six months ended March 31, 2001);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.68:100 at March 31, 2001); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was (.1):2.0 at March 31, 2001).

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $12,396.1 million at March 31, 2001. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at March 31, 2001 was 7.7 percent.

     RELATED PARTY TRANSACTIONS

     At March 31, 2001, the outstanding balance under the note payable to Conseco was $512.3 million. Interest is payable monthly at a rate of LIBOR plus a margin of 1.5 percent. Principal payments are made pursuant to the amended agreement with Lehman. During the first quarter of 2001, the Company made principal payments totaling $274.4 million to Conseco. Interest expense incurred under the note totaled $11.6 million and $46.3 million during the three months ended March 31, 2001 and 2000, respectively.

     During 2000, the Company converted $750.0 million principal balance of the note payable to Conseco to $750.0 million stated value of 9 percent redeemable cumulative preferred stock. Dividend payments are made pursuant to the amended agreement with Lehman. Cumulative unpaid dividends totaled $35.5 million and $18.6 million at March 31, 2001 and December 31, 2000, respectively.

     At March 31, 2001, $23.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

     In the first quarter of 2000, the Company repurchased shares of its common stock from Conseco for $126.0 million.

     The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $7.7 million and $13.9 million for the three months ended March 31, 2001 and 2000, respectively.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These matters are currently on appeal at the South Carolina Supreme Court. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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

     GUARANTEES

     In conjunction with certain sales of finance receivables, we have provided guarantees aggregating approximately $1.5 billion at March 31, 2001. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During the first three months of 2001, advances of interest and principal payments related to such guarantees totaled $14.2 million.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We adopted SFAS 133 on January 1, 2000 and it did not have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") which is a replacement for SFAS 125; and a related implementation guide. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. SFAS 140 also requires additional disclosures regarding securitization

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

transactions, which are reflected in the notes herein or in the notes to the consolidated financial statements included in the Company's 2000 Form 10-K.

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                                --------------------
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                                (Dollars in millions)

Cash flows from operating activities:
   Net income................................................................................    $ 25.9         $ 26.8
   Adjustments to reconcile net income to net cash provided by operating activities:
       Interest-only securities investment income............................................     (15.1)         (27.5)
       Cash received from interest-only securities...........................................       6.1           70.6
       Servicing income......................................................................     (26.8)         (28.8)
       Cash received from servicing activities...............................................      24.5           31.4
       Provision for losses..................................................................     121.4           58.6
       Gain on sale of finance receivables...................................................      (8.9)           -
       Amortization and depreciation.........................................................      (4.4)           6.3
       Income taxes..........................................................................     (33.3)           7.9
       Accrual and amortization of investment income.........................................      14.7          (22.8)
       Special charges.......................................................................      13.8            -
       Impairment charge.....................................................................       7.9            2.5
       Other  ...............................................................................     (32.6)          (2.0)
                                                                                                 ------         ------

         Net cash provided by operating activities...........................................    $ 93.2         $123.0
                                                                                                 ======         ======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     SPECIAL CHARGES

     The following table summarizes the special charges incurred by the Company during the first quarter of 2001, which are further described in the paragraphs which follow (dollars in millions):

Severance benefits...............................................................................    $ 4.8
Loss related to sale of certain finance receivables..............................................      9.0
                                                                                                     -----

     Special charges before income tax benefit...................................................    $13.8
                                                                                                     =====

     Severance benefits

     During the first quarter of 2001, the Company developed plans to change the way it operates. Such changes are being undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities meet these requirements, we recognized a charge of $4.8 million in the first quarter of 2001.

     Loss related to the sale of certain finance receivables

     During the first quarter of 2001, the purchaser of certain credit card receivables returned certain receivables we sold to them pursuant to a return of accounts provision included in the sales agreement. Such returns and the associated losses exceeded the amounts we initially anticipated when the receivables were sold. We recognized a loss of $9.0 million related to the returned receivables.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and in our 2000 Form 10-K. The Registrant meets the conditions set forth in the General Instructions
(H)(1)(a) and (b) of the Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

RESULTS OF OPERATIONS


                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                       ------------------
                                                                                                       2001          2000
                                                                                                       ----          ----
                                                                                                      (Dollars in millions)
Contract originations:
   Manufactured housing..........................................................................    $   514.1      $ 1,183.7
   Mortgage services.............................................................................        563.7        1,544.2
   Consumer/credit card..........................................................................        657.9          774.5
   Commercial....................................................................................        506.5        1,506.7
                                                                                                     ---------      ---------

     Total.......................................................................................    $ 2,242.2      $ 5,009.1
                                                                                                     =========      =========

Sales of finance receivables:
   Home equity/home improvement..................................................................    $   615.2      $     -
   Commercial (sale of vendor services financing business).......................................        802.3            -
                                                                                                     ---------      ---------

     Total.......................................................................................    $ 1,417.5      $    -
                                                                                                     =========      =========

Managed receivables (average):
   Manufactured housing..........................................................................    $26,226.0      $24,936.7
   Mortgage services.............................................................................     13,132.6       12,734.1
   Consumer/credit card..........................................................................      3,829.3        3,885.6
   Commercial....................................................................................      2,270.4        5,144.5
                                                                                                     ---------      ---------

     Total.......................................................................................    $45,458.3      $46,700.9
                                                                                                     =========      =========

Revenues:
   Net investment income:
     Finance receivables and other...............................................................    $   556.3      $   391.3
     Interest-only securities....................................................................         15.1           27.5
   Gain on sales of finance receivables..........................................................          8.9            -
   Fee revenue and other income..................................................................         89.6          111.8
                                                                                                     ---------      ---------

     Total revenues..............................................................................        669.9          530.6
                                                                                                     ---------      ---------

Expenses:
   Provision for losses..........................................................................        121.4           58.6
   Interest expense..............................................................................        321.6          204.5
   Other operating costs and expenses............................................................        163.4          222.1
                                                                                                        ------      ---------

     Total expenses..............................................................................        606.4          485.2
                                                                                                       -------      ---------

     Operating income before special charges, impairment charges and income taxes................         63.5           45.4

Special charges..................................................................................         13.8            -
Impairment charges...............................................................................          7.9            2.5
                                                                                                        ------      ---------

     Income before income taxes..................................................................    $    41.8      $    42.9
                                                                                                     =========       ========

     General: We provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. The Company also markets physical damage and term mortgage life insurance and other credit protection relating to the loans it services.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

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

     Loan originations in the first quarter of 2001 were $2.2 billion, down 55 percent from 2000. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our business plan. The significant decrease in new loan originations allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company. The following table summarizes our loan originations in the first quarters of 2001 and 2000 summarized by product and whether part of our continuing or discontinued lines:

                                                                            Three months ended
                                                                                 March 31,
                                                                           ---------------------
                                                                           2001             2000
                                                                           ----             ---
                                                                           (Dollars in millions)
Continuing lines:
   Manufacturing housing.............................................    $  514.1      $1,183.7
   Mortgage services.................................................       563.7       1,544.2
   Retail credit.....................................................       648.4         529.6
   Floorplan.........................................................       462.8       1,172.2
                                                                         --------      --------

       Total continuing lines........................................     2,189.0       4,429.7

Discontinued lines...................................................        53.2         579.4
                                                                         --------      --------

       Total.........................................................    $2,242.2      $5,009.1
                                                                         ========      ========

     Sales of finance receivables in 2001 represent the sale of $1.4 billion of finance receivables, on which we recognized a gain of $8.9 million. These sales are further explained below under "Gain on sale of finance receivables".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on- sale revenue. Average managed receivables decreased to $45.5 billion in the first quarter of 2001, down 2.7 percent from 2000.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     The following table summarizes our average managed receivables at March 31, 2001 and 2000, summarized by product and whether part of our continuing or discontinued lines:

                                                                                 March 31,
                                                                           --------------------
                                                                           2001            2000
                                                                           ----            ----
                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing..............................................    $26,226.0     $24,936.7
   Mortgage services.................................................     13,132.6      12,734.1
   Retail credit.....................................................      1,791.0       1,331.6
   Floorplan.........................................................      1,413.7       2,356.6
                                                                         ---------     ---------

     Total continuing lines..........................................     42,563.3      41,359.0

Discontinued lines...................................................      2,895.0       5,341.9
                                                                         ---------     ---------

     Total...........................................................    $45,458.3     $46,700.9
                                                                         =========     =========

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 42 percent, to $556.3 million, in the first quarter of 2001, consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 12.4 percent and 12.1 percent during the first quarters of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 45 percent, to $15.1 million, in the first quarter of 2001. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 13.9 percent and 12.1 percent during the first three months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $504.3 million during 2000 (of which only $4.8 million was incurred in the first three months of 2000) and by $14.4 million during 2001 due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables resulted from the sale of $1.4 billion of finance receivables. The $1.4 billion of receivables sold included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first quarter of 2001); (ii) $568.4 million of high-loan- to-value mortgage loans; and (iii) $46.8 million of other loans. These sales resulted in net gains of $8.9 million. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust, although no value was recognized for such interest. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold.

     We expect to continue to utilize the Company's infrastructure to originate certain types of finance receivables for sale to other parties, when such sales can be completed profitably.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 20 percent, to $89.6 million, in the first quarter of 2001 primarily due to: (i) a $9.1 million decrease in commission income due to decreased origination activities; and (ii) a $11.7 million decrease in fee revenue earned on net assets which were returned to Conseco in the second the quarter of 2000. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

entire amount of interest income is recorded as investment income. Accordingly, the amount of servicing income has decreased to $26.8 million in the first quarter of 2001 from $28.8 million in the comparable period of 2000, and will decline further in future periods.

     Provision for losses increased by 107 percent, to $121.4 million, in the first quarter of 2001. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred.

     Interest expense increased by 57 percent, to $321.6 million, in the first quarter of 2001. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate increased to 7.6 percent in the first quarter of 2001 from 7.1 percent in the first quarter of 2000. Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. Since these securities typically have higher interest rates than our other debt, our average borrowing rate increased as compared to prior periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expenses decreased by 26 percent, to $163.4 million, in the first quarter of 2001. Such costs have decreased as we began to realize the cost savings from the previously announced restructuring of the Company.

     Special charges in the finance segment include: (i) the loss related to the sale of certain finance receivables of $9.0 million; and (ii) severance benefits of $4.8 million. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Under current accounting rules which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $7.9 million in the first quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. We recognized an impairment charge of $2.5 million in the first quarter of 2000.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholder's equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $36.4 million increase in unrealized appreciation during the first quarter of 2001.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

       Credit quality of managed finance receivables was as follows:

                                                                                March 31,      December 31,
                                                                                  2001             2000
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     1.96%             2.20%
     Mortgage services (a)...................................................      .95               .93
     Retail credit...........................................................     4.30              3.04
     Floorplan...............................................................      .48               .31
       Total continuing lines................................................     1.71              1.78
     Total discontinued lines................................................     1.82              1.47
       Total.................................................................     1.72%             1.76%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................     1.77%             1.61%
     Mortgage services.......................................................     1.35              1.17
     Retail credit...........................................................     6.27              5.30
     Floorplan...............................................................      .39               .31
       Total continuing lines................................................     1.76              1.55
     Total discontinued lines................................................     4.26              3.89
       Total.................................................................     1.98%             1.79%

Repossessed collateral inventory as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     2.07%             1.73%
     Mortgage services (b)...................................................     3.11              2.97
     Retail credit...........................................................      .06               -
     Floorplan...............................................................      .57               .44
       Total continuing lines................................................     2.25              2.00
     Total discontinued lines................................................     3.01              2.96
       Total.................................................................     2.30%             2.08%

--------------------
(a)  60-day-and-over delinquencies exclude loans in foreclosure.
(b)  Repossessed collateral inventory includes loans in foreclosure.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the Company's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (ix) actions by rating agencies and the effects of past or future actions by these agencies on the Company's business; and (x) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, with the Securities and Exchange Commission.

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

     Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These matters are currently on appeal at the South Carolina Supreme Court. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of these proceedings cannot be predicted with certainty.

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





                                       CONSECO FINANCE CORP.


Dated: May 15, 2001                    By:   /s/ James S. Adams
                                             -----------------------------------
                                             James S. Adams
                                             Senior Vice President and
                                               Chief Accounting Officer
                                               (authorized officer and chief
                                               accounting officer)