Form 10-Q
period 2001-06-30
CONSECO FINANCE CORP
filed 2001-08-14
CIK 890175

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

                  For the quarterly period ended June 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Shares of common stock outstanding as of August 10, 2001: 103

     The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                 June 30,      December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----
                                                                                                (unaudited)

Actively managed fixed maturities at fair value (amortized cost: 2001 - $716.0;
   2000 - $716.8)............................................................................. $    495.1     $    494.6
Interest-only securities at fair value (amortized cost: 2001 - $409.5; 2000 - $431.2).........      458.7          432.9
Cash and cash equivalents.....................................................................      413.0          665.5
Cash held in segregated accounts for investors in securitizations.............................      614.0          551.3
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................      777.6          866.7
Finance receivables...........................................................................    3,389.8        3,865.0
Finance receivables - securitized.............................................................   13,474.2       12,622.8
Receivables due from Conseco, Inc.............................................................      306.0          331.3
Servicing rights..............................................................................       34.8           14.8
Income tax assets.............................................................................      234.7          208.6
Goodwill......................................................................................        -             28.8
Other assets..................................................................................      841.7          737.1
                                                                                                ---------      ---------

       Total assets...........................................................................  $21,039.6      $20,819.4
                                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables.......................................................................... $    614.0     $    551.3
   Liabilities related to certificates of deposit.............................................    1,769.0        1,873.3
   Other liabilities..........................................................................      617.3          583.7
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......   13,392.7       12,100.6
     Master repurchase agreements.............................................................    1,084.9        1,802.4
     Credit facility collateralized by retained interests in securitizations..................      562.5          590.0
     Due to Conseco, Inc......................................................................      393.6          786.7
     Other borrowings.........................................................................      466.1          442.2
                                                                                                ---------     ----------
          Total liabilities...................................................................   18,900.1       18,730.2
                                                                                                ---------     ----------

Shareholder's equity:
   Preferred stock............................................................................      750.0          750.0
   Common stock and additional paid-in capital................................................    1,209.4        1,209.4
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2001 - $63.5; 2000 - $81.6)..............................................................     (108.3)        (139.1)
   Retained earnings..........................................................................      288.4          268.9
                                                                                                ---------      ---------

          Total shareholder's equity..........................................................    2,139.5        2,089.2
                                                                                                ---------      ---------

          Total liabilities and shareholder's equity..........................................  $21,039.6      $20,819.4
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                           Three months ended              Six months ended
                                                                                 June 30,                      June 30,
                                                                           -------------------           -------------------
                                                                          2001            2000           2001           2000
                                                                          ----            ----           ----           ----

Revenues:
   Net investment income:
     Finance receivables and other...............................        $ 548.8         $453.1       $1,105.1      $   844.4
     Interest-only securities....................................           16.6           28.6           31.7           56.1
   Gain on sale of finance receivables...........................            6.7            2.6           15.6            2.6
   Servicing income..............................................           29.6           26.5           56.4           55.3
   Fee revenue and other income..................................           60.7           72.5          123.5          155.5
                                                                         -------         ------       --------      ---------

         Total revenues..........................................          662.4          583.3        1,332.3        1,113.9
                                                                         -------         ------       --------      ---------
Expenses:
   Provision for losses..........................................          118.3           84.1          239.7          142.7
   Interest expense..............................................          306.6          266.9          628.2          471.4
   Other operating costs and expenses............................          157.3          203.2          320.7          425.3
   Special charges...............................................            2.4           63.4           16.2           63.4
   Impairment charges............................................           33.8            9.6           41.7           12.1
                                                                         -------         ------       --------      ---------

         Total expenses..........................................          618.4          627.2        1,246.5        1,114.9
                                                                         -------         ------       --------      ---------

         Income (loss) before income taxes.......................           44.0          (43.9)          85.8           (1.0)

Income tax expense (benefit).....................................           16.6          (15.4)          32.5             .7
                                                                         -------         ------       --------      ---------

         Net income (loss).......................................           27.4          (28.5)          53.3           (1.7)

Preferred stock dividends........................................           16.8            -             33.8            -
                                                                         -------         ------       --------      ---------

         Net income (loss) applicable to common stock............         $ 10.6         $(28.5)      $   19.5      $    (1.7)
                                                                         =======         ======       ========      =========



















                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)


                                                                            Common stock     Accumulated other
                                                              Preferred    and additional      comprehensive       Retained
                                                     Total      stock      paid-in capital         loss            earnings
                                                     -----      -----      ---------------         ----            --------


Balance, January 1, 2001.......................    $2,089.2     $750.0       $1,209.4             $(139.1)          $268.9

   Comprehensive income, net of tax:
     Net income................................        53.3        -              -                   -               53.3
     Change in unrealized appreciation
       (depreciation) of actively managed fixed
       maturity investments and interest-only
       securities (net of applicable
       income tax expense of $18.1)............        30.8        -              -                  30.8              -
                                                   --------

         Total comprehensive income............        84.1

   Dividends on preferred stock................       (33.8)       -              -                   -              (33.8)
                                                   --------     ------       --------             -------           ------

Balance, June 30, 2001.........................    $2,139.5     $750.0       $1,209.4             $(108.3)          $288.4
                                                   ========     ======       ========             =======           ======

Balance, January 1, 2000.......................    $2,435.0  $     -         $1,641.0            $  (18.8)          $812.8

   Comprehensive loss, net of tax:
     Net loss..................................        (1.7)       -              -                   -               (1.7)
     Change in unrealized appreciation
       (depreciation) of actively managed
       fixed maturity investments and
       interest-only securities (net of
       applicable income tax benefit of
       $96.5)..................................      (164.4)       -              -                (164.4)             -
                                                   --------

         Total comprehensive loss..............      (166.1)

   Repurchase of shares of common stock........      (126.0)       -           (126.0)                -                -
   Return of capital...........................      (306.3)                   (306.3)                -                -
   Other.......................................          .6        -               .6                 -                -
                                                   --------   --------       --------             -------           ------

Balance, June 30, 2000.........................    $1,837.2   $    -         $1,209.3             $(183.2)          $811.1
                                                   ========   ========       ========             =======           ======
















                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)


                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                                    --------------------
                                                                                                    2001             2000
                                                                                                    ----             ----


Cash flows from operating activities:
   Net investment income....................................................................      $1,116.2       $    922.5
   Fee revenue and other income.............................................................         165.9            218.7
   Interest expense.........................................................................        (617.8)          (419.6)
   Other operating costs....................................................................        (390.7)          (435.1)
   Special charges..........................................................................           -              (25.0)
   Taxes....................................................................................         (76.7)           (29.0)
                                                                                                  --------       ----------

       Net cash provided by operating activities............................................         196.9            232.5
                                                                                                  --------       ----------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................         683.6          1,774.6
   Principal payments received on finance receivables.......................................       4,047.0          4,485.1
   Finance receivables originated...........................................................      (6,072.5)       (11,198.2)
   Sale of vendor services financing business...............................................         407.8              -
   Other....................................................................................         (59.1)          (234.5)
                                                                                                  --------       ----------

       Net cash used by investing activities ...............................................        (993.2)        (5,173.0)
                                                                                                  --------       ----------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................         757.3          1,007.2
   Payments on liabilities related to deposit products......................................        (864.3)          (478.8)
   Issuance of notes payable................................................................       5,799.6         14,068.9
   Payments on notes payable................................................................      (5,144.0)        (8,437.8)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...          (4.8)          (749.8)
   Repurchase of shares of common stock.....................................................           -             (126.0)
                                                                                                  --------       ----------

       Net cash provided by financing activities............................................         543.8          5,283.7
                                                                                                  --------       ----------

       Net increase (decrease) in cash and cash equivalents.................................        (252.5)           343.2

Cash and cash equivalents, beginning of period..............................................         665.5            533.4
                                                                                                  --------       ----------

Cash and cash equivalents, end of period....................................................      $  413.0       $    876.6
                                                                                                  ========       ==========
















                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 2000 Form 10-K of Conseco Finance Corp. ("we", "Conseco Finance" or the "Company").

     Conseco Finance is a financial services holding company that originates, securitizes and services manufactured housing, home equity, home improvement, retail credit and floorplan loans. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

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

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for interest-only securities, servicing rights, liabilities for deposit products, liabilities related to litigation, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables, gain on sale of finance receivables, allowance for credit losses on finance receivables and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     During the first six months of 2001, we completed five securitization transactions, securitizing $2.5 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet pursuant to Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as amended ("SFAS 125"). Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at June 30, 2001, was approximately 12.4 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first six months of 2001, we sold $1.5 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $15.6 million.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

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

     The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we decided to sell, close or runoff (the "discontinued lines"):


                                                                                                June 30,         December 31,
                                                                                                  2001              2000
                                                                                                  ----              ----
                                                                                                  (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................       $ 6,335.8          $ 5,602.1
   Mortgage services..................................................................         5,631.0            5,126.0
   Retail credit......................................................................           896.4              653.8
   Consumer finance - closed-end......................................................           210.4              247.3
   Floorplan..........................................................................           637.0              637.0
                                                                                             ---------          ---------

                                                                                              13,710.6           12,266.2
   Less allowance for credit losses...................................................           236.4              167.9
                                                                                             ---------          ---------

     Net finance receivables - securitized for continuing lines ......................        13,474.2           12,098.3

Discontinued lines....................................................................              -               531.0
   Less allowance for credit losses...................................................              -                 6.5
                                                                                             ---------          ---------

     Net finance receivables - securitized for discontinued lines.....................              -               524.5
                                                                                             ---------          ---------

     Total finance receivables - securitized..........................................       $13,474.2          $12,622.8
                                                                                             =========          =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:


                                                                                         June 30,       December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)


Continuing lines:
   Manufactured housing............................................................... $   313.7         $   263.0
   Mortgage services..................................................................     767.3           1,373.1
   Retail credit......................................................................   1,486.7           1,110.1
   Consumer finance - closed-end......................................................     479.7             575.1
   Floorplan..........................................................................      25.2               -
                                                                                       ---------         ---------

                                                                                         3,072.6           3,321.3
   Less allowance for credit losses...................................................      69.4              98.3
                                                                                       ---------         ---------

     Net other finance receivables for continuing lines...............................   3,003.2           3,223.0
                                                                                       ---------         ---------

Discontinued lines....................................................................     399.0             676.1
   Less allowance for credit losses...................................................      12.4              34.1
                                                                                       ---------         ---------

     Net other finance receivables for discontinued lines.............................     386.6             642.0
                                                                                       ---------         ---------

     Total other finance receivables..................................................  $3,389.8          $3,865.0
                                                                                        ========          ========


     The changes in the allowance for credit losses included in finance receivables were as follows:


                                                                           Three months ended          Six months ended
                                                                                 June 30,                  June 30,
                                                                           ------------------          ----------------
                                                                           2001          2000          2001        2000
                                                                           ----          ----          ----        ----
                                                                                        (Dollars in millions)


Allowance for credit losses, beginning of period......................     $312.1       $119.1        $306.8        $ 88.4

Additions to the allowance............................................      121.2 (a)     84.1         234.2 (a)     142.7
Credit losses.........................................................     (115.1)       (50.0)       (222.8)        (77.9)
                                                                           ------       ------        ------        ------

Allowance for credit losses, end of period............................     $318.2       $153.2        $318.2        $153.2
                                                                           ======       ======        ======        ======



------------------
 (a) Additions to the allowance for the three and six months ended June 30, 2001, includes: (i) an increase to reserves of $118.3 million and $239.7 million, respectively, which is classified as "provision for losses"; and
     (ii) a net increase (decrease) to reserves totaling $2.9 million and $(5.5) million, respectively, primarily related to purchases and sales of certain finance receivables.

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair market value and amortized cost of $766.8 million, $495.1 million and $716.0 million, respectively, at June 30, 2001.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We used the following assumptions to adjust the amortized cost to estimated fair value at June 30, 2001 and December 31, 2000. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes".

                                                      Manufactured        Home equity/         Consumer/
June 30, 2001                                            housing        home improvement       equipment         Total
-------------                                            -------        ----------------       ---------         -----
                                                                                (Dollars in millions)


Interest-only securities at fair value............. $      263.3          $   186.7       $         8.7    $      458.7
Cumulative principal balance of sold finance
   receivables at June 30, 2001....................     19,055.3            5,994.1             1,480.1        26,529.5
Weighted average stated customer interest rate
   on sold finance receivables.....................          9.9%              12.0%               10.7%
Assumptions to determine estimated fair value
   of interest-only securities at June 30, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a).............................          7.7%              18.1%               19.2%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a).............         10.0%               7.4%                6.4%
     Weighted average discount rate ...............         15.0%              15.0%               15.0%

                                                      Manufactured        Home equity/       Consumer/
December 31, 2000                                        housing        home improvement     equipment           Total
-----------------                                        -------        ----------------     ---------           -----
                                                                                (Dollars in millions)

Interest-only securities at fair value............. $      245.4         $    177.5          $    10.0       $    432.9
Cumulative principal balance of sold finance
   receivables at December 31, 2000................     20,256.4            6,489.7            1,936.3         28,682.4
Weighted average stated customer interest rate on
   sold finance receivables........................          9.9%              11.6%              10.8%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 2000:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a).............................          7.9%              18.5%              19.7%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a).....................         10.2%               6.5%               6.5%
     Weighted average discount rate................         15.0%              15.0%              15.0%


----------------------
 (a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

     Under current accounting rules (pursuant to EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20")), which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge of $47.8 million in the first six months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. In addition, we recognized adjustments to the valuation allowances associated with our servicing rights which reduced the total impairment charge by $6.1 million.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholder's equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $47.5 million increase in unrealized appreciation during the first six months of 2001.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the first six months of 2001 (dollars in millions):


                                                            Three months ended
                                                            ------------------      Six months
                                                           March 31,   June 30,    ended June 30,
                                                             2001        2001           2001
                                                             ----        ----           ----

Servicing fees received................................    $24.5       $17.9          $  42.4
Cash flows from interest-only securities, net..........      6.1         1.8              7.9
Cash flows from retained bonds.........................     17.5        17.4             34.9
Servicing advances paid................................   (204.5)     (195.4)          (399.9)
Repayment of servicing advances........................    194.9       193.1            388.0


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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:


                                                                                                          Net credit
                                                                                                            losses
                                                                            Principal balance          --------------
                                                                             60 days or more             Six months
                                              Principal balance                 past due                    ended
                                           -----------------------     -----------------------             June 30,
                                           June 30,   December 31,     June 30,    December 31,        ---------------
Tpye of finance receivables                  2001         2000           2001          2000            2001        2000
---------------------------                  ----         ----           ----          ----            ----        ----
                                                                           (Dollars in millions)


Manufactured housing...................   $25,950.0    $26,314.4       $557.2         $569.3          $277.9      $185.5
Home equity/home improvement...........    12,440.3     13,307.0        109.9          120.5           125.5        68.6
Consumer...............................     4,162.2      3,887.4         83.4           76.4           112.4        89.8
Commercial.............................     1,679.0      3,077.1         19.8           35.2            34.9        26.8
                                          ---------    ---------       ------         ------          ------      ------

Total managed receivables..............    44,231.5     46,585.9        770.3          801.4           550.7       370.7

Less finance receivables securitized...    26,790.0     29,636.0        468.2          536.6           327.9       292.8

Less allowance for credit losses.......       318.2        306.8          -              -               -           -

Less deferred points and other, net.....      259.3        155.3          -              -               -           -
                                          ---------    ---------       ------         ------          ------      ------

Finance receivables held on
   balance sheet........................  $16,864.0    $16,487.8       $302.1         $264.8          $222.8      $ 77.9
                                          =========    =========       ======         ======          ======      ======

     Activity in the interest-only securities account was as follows:


                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                                    -----------------
                                                                                                    2001          2000
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)


Balance, beginning of period...................................................................    $432.9       $ 905.0
   Additions resulting from clean-up calls (a).................................................      14.7          64.9
   Investment income...........................................................................      31.7          56.1
   Cash received:
     Gross cash receipts.......................................................................     (32.2)       (137.6)
     Guarantee payments related to bonds held by others........................................      12.6          10.7
     Guarantee payments related to retained bonds..............................................      11.7            .4
   Impairment charge to reduce carrying value..................................................     (47.8)        (13.3)
   Sale of securities related to a discontinued line...........................................     (12.4)          -
   Change in unrealized appreciation (depreciation) charged to shareholder's equity............      47.5         (33.4)
                                                                                                   ------       -------

Balance, end of period.........................................................................    $458.7       $ 852.8
                                                                                                   ======       =======

-----------------------
 (a) During the first six months of 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

     CHANGES IN NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of June 30, 2001):

                                                                                June 30,       December 31,
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (4.70%).....................................................  $1,089.4           $1,806.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (5.98%)..........................................................     562.5              590.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              223.7
10.25% senior subordinated notes due June 2002...............................     217.3              217.3
Note payable to Conseco (5.35%)..............................................     393.6              786.7
Other........................................................................      26.5                3.2
                                                                               --------           --------

     Total principal amount..................................................   2,513.0            3,627.8


Unamortized net discount and deferred fees...................................       5.9                6.5
                                                                               --------           --------

     Direct finance obligations..............................................  $2,507.1           $3,621.3
                                                                               ========           ========


     Amounts borrowed under master repurchase agreements have decreased due to repayments using the proceeds received from various asset sales. At June 30, 2001, we had $3.6 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2001, we had borrowed $1.1 billion of the $3.6 billion available under such agreements.

     During 2000, the Company amended an agreement with Lehman Brothers, Inc. ("Lehman") related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). During the first six months of 2001, Conseco Finance made payments to Conseco totaling $393.1 million reducing the intercompany note balance to $393.6 million at June 30, 2001.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

$100 million, provided the total minimum cash liquidity shall not exceed $350 million and the cash generated by Conseco Finance (used in the calculation to increase the minimum) will exclude operating cash flows and the net proceeds received from certain asset sales and other events listed in the amended agreement (which are consistent with the courses of actions we have previously announced).

     The amended agreement requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.2 billion at June 30, 2001); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the nine-month period ending June 30, 2001, and defined periods thereafter (such ratio was 1.20:1.0 for the nine months ended June 30, 2001);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.81:100 at June 30, 2001); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .06:2.0 at June 30, 2001).

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $13,392.7 million at June 30, 2001. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at June 30, 2001 was 7.2 percent.

     RELATED PARTY TRANSACTIONS

     At June 30, 2001, the outstanding balance under the note payable to Conseco was $393.6 million. Interest is payable monthly at a rate of LIBOR plus a margin of 1.5 percent. Principal payments are made pursuant to the amended agreement with Lehman. During the first six months of 2001, the Company made principal payments totaling $393.1 million to Conseco. Interest expense incurred under the note totaled $18.9 million and $92.7 million during the six months ended June 30, 2001 and 2000, respectively.

     During 2000, the Company converted $750.0 million principal balance of the note payable to Conseco to $750.0 million stated value of 9% redeemable cumulative preferred stock. Dividend payments are made pursuant to the amended agreement with Lehman. Cumulative unpaid dividends totaled $52.4 million and $18.6 million at June 30, 2001 and December 31, 2000, respectively.

     At June 30, 2001, $23.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

     In the first quarter of 2000, the Company repurchased shares of its common stock from Conseco for $126.0 million.

     In 1999, Conseco contributed certain assets then having a book value of approximately $300 million to the Company. These assets were returned to Conseco in the second quarter of 2000. Such distribution is reflected as a return of capital in the consolidated statement of shareholder's equity at the book value of the assets transferred.

     The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $11.0 million and $22.7 million for the six months ended June 30, 2001 and 2000, respectively.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97- 2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit, and the appeal is currently pending. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     GUARANTEES

     In conjunction with certain sales of finance receivables, we have provided guarantees aggregating approximately $1.5 billion at June 30, 2001. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During the first six months of 2001, advances of interest and principal payments related to such guarantees totaled $12.6 million.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests, effective January 1, 2002. As we currently have no goodwill, the new rules should not have a material impact on the earnings and financial position of the Company.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

transaction and, if it is, on the type of hedge transaction. We adopted SFAS 133 on January 1, 2000 and it did not have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which is a replacement for SFAS 125; and a related implementation guide. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. SFAS 140 also requires additional disclosures regarding securitization transactions, which are reflected in the notes herein or in the notes to the consolidated financial statements included in the Company's 2000 Form 10-K.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                  Six months ended
                                                                                                       June 30,
                                                                                                --------------------
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                                (Dollars in millions)

Cash flows from operating activities:
   Net income (loss).........................................................................  $   53.3         $ (1.7)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income............................................     (31.7)         (56.1)
       Cash received from interest-only securities, net......................................       7.9          126.5
       Servicing income......................................................................     (56.4)         (55.3)
       Cash received from servicing activities...............................................      42.4           63.2
       Provision for losses..................................................................     239.7          142.7
       Gain on sale of finance receivables...................................................     (15.6)          (2.6)
       Amortization and depreciation.........................................................        .7           14.7
       Income taxes..........................................................................     (44.2)         (28.3)
       Accrual and amortization of investment income.........................................       3.2          (48.4)
       Special charges.......................................................................      16.2           38.4
       Impairment charge.....................................................................      41.7           12.1
       Other  ...............................................................................     (60.3)          27.3
                                                                                                -------         ------

         Net cash provided by operating activities...........................................   $ 196.9         $232.5
                                                                                                =======         ======

     SPECIAL CHARGES

     2001

     The following table summarizes the special charges incurred by the Company during the three and six months ended June 30, 2001, which are further described in the paragraphs which follow (dollars in millions):

                                                                                               Three months     Six months
                                                                                                   ended           ended
                                                                                                 June 30,        June 30,
                                                                                                   2001            2001
                                                                                                   ----            ----

Severance benefits and other restructuring charges...........................................      $  .2          $ 5.0
Loss related to sale of certain finance receivables..........................................        2.2           11.2
                                                                                                   -----          -----

     Special charges before income tax benefit...............................................      $ 2.4          $16.2
                                                                                                   =====          =====



     Severance benefits and other restructuring charges

     During the first quarter of 2001, the Company developed plans to change the way it operates. Such changes are being undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. The severance costs associated with our planned activities meet these

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ____________________

requirements. We recognized a charge of $.2 million and $4.8 million in the three and six months ended June 30, 2001 and 2000, respectively, related to severance benefits and other restructuring charges.

     Loss related to the sale of certain finance receivables

     During the second quarter of 2001, we recognized a loss of $2.2 million on the sale of $11.2 million of finance receivables. During the first quarter of 2001, the purchaser of certain credit card receivables returned certain receivables pursuant to a return of accounts provision included in the sales agreement. Such returns and the associated losses exceeded the amounts we initially anticipated when the receivables were sold. We recognized a loss of $9.0 million related to the returned receivables.

     2000

     During the second quarter of 2000, the Company incurred the following charges which are further described in the paragraphs which follow (dollars in millions):


Transaction fee paid to Lehman...............................................................      $25.0
Warrant issued to Lehman.....................................................................       48.1
Gain recognized on sale of bankcard business.................................................       (9.7)
                                                                                                   -----

     Special charges before income tax benefit...............................................      $63.4
                                                                                                   =====



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

     Lehman has also amended its repurchase and other financing facilities with the Company to expand the types of assets financed. As partial consideration for the financing transaction, Lehman received a warrant, with a nominal exercise price, for five percent of the Company's common stock. The warrant has a five-year term. The holder of the warrant or the Company may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in September 2002 (pursuant to the revised terms of the warrant). Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, the warrant has been classified as a liability measured at fair value, with changes in its value reported in earnings. The warrant would be canceled in certain circumstances in the event the holder thereof or an affiliate participates in a group that purchases the Company. The initial $48.1 million estimated value of the warrant was recognized as an expense during the second quarter of 2000.

     Sale of bankcard business

     In the second quarter of 2000, the Company sold substantially all of its bankcard (Visa and Mastercard) portfolio. We recognized a net gain on the sale of $9.7 million.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

RESULTS OF OPERATIONS

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                   -----------------         ----------------
                                                                   2001         2000         2001        2000
                                                                   ----         ----         ----        ----
                                                                               (Dollars in millions)
Contract originations:
   Manufactured housing.......................................$    648.2   $  1,478.7   $  1,162.3   $  2,662.4
   Mortgage services..........................................     712.6      1,471.1      1,276.3      3,015.3
   Retail credit..............................................   1,159.7        748.9      1,808.1      1,278.5
   Consumer finance - closed-end..............................       -          198.7          -          359.7
   Floorplan..................................................     561.3      1,207.0      1,024.1      2,379.2
   Discontinued...............................................      13.5        315.9         66.7        734.3
                                                              ----------   ----------   ----------   ----------


     Total....................................................$  3,095.3   $  5,420.3   $  5,337.5    $10,429.4
                                                              ==========   ==========   ==========    =========

Sales of finance receivables:
   Manufactured housing.......................................$       -    $    597.8   $       -    $    597.8
   Mortgage services..........................................      49.6        824.0        664.8        824.0
   Discontinued lines.........................................        -         409.0        802.3        409.0
                                                              ----------   ----------   ----------   ----------

     Total....................................................$     49.6   $  1,830.8   $  1,467.1   $  1,830.8
                                                              ==========   ==========   ==========   ==========

Managed receivables (average):
   Manufactured housing....................................... $26,036.0    $25,518.4    $26,132.0    $25,198.3
   Mortgage services..........................................  12,663.8     13,340.2     12,895.8     12,962.4
   Retail credit..............................................   2,068.1      1,497.9      1,943.8      1,367.6
   Consumer finance - closed-end..............................   1,801.0      2,149.3      1,881.3      2,197.5
   Floorplan..................................................   1,264.1      2,298.9      1,336.7      2,312.3
   Discontinued lines.........................................     627.6      3,068.7        795.9      3,129.2
                                                              ----------    ---------    ---------    ---------

     Total.................................................... $44,460.6    $47,873.4    $44,985.5    $47,167.3
                                                               =========    =========    =========    =========

Revenues:
   Net investment income:
     Finance receivables and other............................$    548.8   $    453.1   $  1,105.1   $    844.4
     Interest-only securities.................................      16.6         28.6         31.7         56.1
   Gain on sales of finance receivables.......................       6.7          2.6         15.6          2.6
   Fee revenue and other income...............................      90.3         99.0        179.9        210.8
                                                              ----------   ----------   ----------   ----------

     Total revenues...........................................     662.4        583.3      1,332.3      1,113.9
                                                              ==========   ==========   ==========   ==========

Expenses:
   Provision for losses.......................................     118.3         84.1        239.7        142.7
   Interest expense...........................................     306.6        266.9        628.2        471.4
   Other operating costs and expenses.........................     157.3        203.2        320.7        425.3
                                                              ----------   ----------   ----------   ----------

     Total expenses...........................................     582.2        554.2      1,188.6      1,039.4
                                                              ==========   ==========   ==========   ==========

     Operating income before special charges, impairment
       charges and income taxes...............................      80.2         29.1        143.7         74.5

Special charges...............................................       2.4         63.4         16.2         63.4
Impairment charges............................................      33.8          9.6         41.7         12.1
                                                              ----------   ----------   ----------   ----------

     Income (loss) before income taxes........................$     44.0   $    (43.9)  $     85.8   $     (1.0)
                                                              ==========   ==========   ==========   ==========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

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

     Loan originations in the second quarter of 2001 were $3.1 billion, down 43 percent from 2000. Loan originations in the first six months of 2001 were $5.3 billion, down 49 percent from 2000. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our business plan. The significant decrease in new loan originations allowed us to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

     Sales of finance receivables in 2001 represent the sale of $1.5 billion of finance receivables, on which we recognized a gain of $15.6 million. These sales are further explained below under "Gain on sale of finance receivables".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $44.5 billion in the second quarter of 2001, down 7.1 percent from 2000, and to $45.0 billion in the first six months of 2001, down 4.6 percent from the same period in 2000.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 21 percent, to $548.8 million, in the second quarter of 2001, and by 31 percent, to $1,105.1 million, in the first six months of 2001, as compared to the same periods in 2000. Such increases are consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 12.1 percent and 12.2 percent during the second quarters of 2001 and 2000, respectively, and such weighted average yields were 12.3 percent and 12.2 percent during the first six months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 42 percent, to $16.6 million, in the second quarter of 2001 and by 43 percent, to $31.7 million in the first six months of 2001, as compared to the same periods in 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 14.1 percent and 12.5 percent during the first six months of 2001 and 2000, respectively. As a result of the change in the

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on- sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $504.3 million during 2000 (of which $13.3 million was incurred in the first six months of 2000) and by $47.8 million during 2001 due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables resulted from the sale of $1.5 billion of finance receivables. The $1.5 billion of receivables sold included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $6.7 million and $15.6 million in the three months and six months ended June 30, 2001, respectively.

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

     Gain on sales of finance receivables totaled $2.6 million during the three and six months ended June 30, 2000, excluding the gain realized on the sale of our bankcard portfolio (a discontinued line) which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 8.8 percent, to $90.3 million, in the second quarter of 2001 and by 15 percent, to $179.9 million, in the first six months of 2001, as compared to the same periods in 2000. Such decreases are primarily due to: (i) decreases in commission income as a result of reduced origination activities; and (ii) a decrease of $4.1 million and $16.7 million in the three and six months ended June 30, 2001, related to fee revenue earned on net assets which were returned to Conseco in the second quarter of 2000. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income was $29.6 million and $26.5 million in the second quarters of 2001 and 2000, respectively, and $56.4 and $55.3 million in the first six months of 2001 and 2000, respectively. However, we expect servicing income to decline in future periods.

     Provision for losses related to finance operations increased by 41 percent, to $118.3 million, in the second quarter of 2001, and by 68 percent, to $239.7 million in the first six months of 2001, as compared to the same periods in 2000. The increase is principally due to the increase in loans held on our balance sheet. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred.

     The provision for losses was $92.3 million for the three month period ended June 30, 2001, and $118.3 million for the three month period ended March 31, 2001. Provision expense in the three month period ended June 30, 2001, was favorably impacted by a reduction in 60-day-and-over delinquencies (1.70 percent at June 30, 2001, compared to 1.73 percent at March 31, 2001). The overall decrease was significantly driven by the favorable performance in the retail credit line.

     Interest expense increased by 15 percent, to $306.6 million, in the second quarter of 2001, and by 33 percent, to $628.2 million in the first six months of 2001, as compared to the same periods in 2000. Our borrowings grew in order to fund the increase in finance receivables. In addition, our average borrowing rate decreased to 7.3 percent in the second quarter of 2001 from 7.6 percent in the second quarter of 2000. Our average borrowing rate during the first six months of 2001 was 7.4 percent compared to 7.3 percent during the first six months of 2000. The decrease in average borrowing rates in the second quarter of 2001 as compared to the same period in 2000 is primarily due to the decrease in the general interest rate environment between periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expenses decreased by 23 percent, to $157.3 million, in the second quarter of 2001, and by 25 percent, to $320.7 million, in the first six months of 2001, as compared to the same periods in 2000. Such costs have decreased as we began to realize the cost savings from the previously announced restructuring of Conseco Finance.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

     Special charges for the 2001 periods include: (i) the loss related to the sale of certain finance receivables of $11.2 million ($2.2 million of which was recognized in the second quarter of 2001); and (ii) severance benefits of $5.0 million and other restructuring charges. Special charges in the 2000 periods include: (i) the $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (ii) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (iii) the $9.7 million gain realized on the sale of our bankcard portfolio and other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

     Impairment charges represent reductions in the value of interest-only securities and servicing rights recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest- only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $33.8 million in the second quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. We recognized an impairment charge of $9.6 million in the second quarter of 2000. Such impairment charge for the first six months of 2001 and 2000 was $41.7 million and $12.1 million, respectively.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholder's equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $47.5 million increase in unrealized appreciation during the first six months of 2001.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

     Credit quality of managed finance receivables was as follows:


                                                                                June 30,       December 31,
                                                                                  2001             2000
                                                                                  ----             ----

60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.20%             2.20%
     Mortgage services (a)...................................................    .92               .93
     Retail credit...........................................................   2.81              3.04
     Consumer finance - closed-end...........................................    .64               .67
     Floorplan...............................................................    .49               .31
     Discontinued lines......................................................   3.61              1.70
       Total.................................................................   1.78%             1.76%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................   1.93%             1.61%
     Mortgage services.......................................................   1.60              1.17
     Retail credit...........................................................   7.30              5.30
     Consumer finance - closed-end...........................................   2.25              2.02
     Floorplan...............................................................    .58               .31
     Discontinued lines......................................................   7.75              5.34
       Total.................................................................   2.21%             1.79%

Repossessed collateral inventory as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.18%             1.73%
     Mortgage services (b)...................................................   3.46              2.97
     Retail credit...........................................................    .06               -
     Consumer finance - closed-end...........................................    .95               .96
     Floorplan...............................................................    .34               .44
     Discontinued lines......................................................   7.12              5.39
       Total.................................................................   2.40%             2.08%

-----------------

 (a) 60-days-and-over delinquencies exclude loans in foreclosure.
 (b) Repossessed collateral inventory includes loans in foreclosure.


                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________

   ITEM 5.  OTHER INFORMATION.

            None.

   ITEM 6.  (a)    Exhibits

            12     Computation of Ratio of Earnings to Fixed Charges


            (b)    Reports on Form 8-K - None

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              ____________________






                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CONSECO FINANCE CORP.


Dated: August 14, 2001                By:   /s/ Bruce A. Crittenden
                                            ---------------------------
                                            Bruce A. Crittenden
                                            President and Chief Executive
                                                Officer (authorized officer and
                                                principal executive officer)



                                      By:   /s/ Neal S. Cohen
                                            -------------------------
                                            Neal S. Cohen
                                            Chief Financial Officer
                                               (authorized officer and principal
                                               financial officer)