Form 10-Q
period 2001-09-30
CONSECO FINANCE CORP
filed 2001-11-14
CIK 890175

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

                For the quarterly period ended September 30, 2001

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    -------

                         Commission File Number 1-08916


                              CONSECO FINANCE CORP.

              Delaware                                 No. 41-1807858
        ---------------------                    ----------------------------
        State of Incorporation                   IRS Employer Identification No.


         1100 Landmark Towers
    Saint Paul, Minnesota 55102-1639                   (651) 293-3400
    --------------------------------                   --------------
  Address of principal executive offices                  Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Shares of common stock outstanding as of November 7, 2001: 103

     The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                               September 30,   December 31,
                                                                                                   2001            2000
                                                                                                   ----            ----
                                                                                                (unaudited)
Actively managed fixed maturities at fair value (amortized cost: 2001 - $712.6;
   2000 - $716.8).............................................................................  $   515.3      $   494.6
Interest-only securities at fair value (amortized cost: 2001 - $114.9; 2000 - $431.2).........      120.2          432.9
Cash and cash equivalents.....................................................................      323.0          665.5
Cash held in segregated accounts for investors in securitizations.............................      528.0          551.3
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................      833.8          866.7
Finance receivables...........................................................................    3,840.2        3,865.0
Finance receivables - securitized.............................................................   13,750.6       12,622.8
Receivables due from Conseco, Inc.............................................................      356.2          349.9
Income tax assets.............................................................................      335.9          208.6
Goodwill......................................................................................        -             28.8
Other assets..................................................................................      921.1          751.9
                                                                                                ---------      ---------

       Total assets...........................................................................  $21,524.3      $20,838.0
                                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................  $   528.0     $    551.3
   Liabilities related to certificates of deposit.............................................    1,992.4        1,873.3
   Other liabilities..........................................................................      665.1          583.7
   Preferred stock dividends payable to Conseco, Inc..........................................       69.2           18.6
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......   13,841.1       12,100.6
     Master repurchase agreements.............................................................    1,288.2        1,802.4
     Credit facility collateralized by retained interests in securitizations..................      510.3          590.0
     Due to Conseco, Inc......................................................................      281.3          786.7
     Other borrowings.........................................................................      417.5          442.2
                                                                                                ---------      ---------

          Total liabilities...................................................................   19,593.1       18,748.8
                                                                                                ---------      ---------

Shareholder's equity:
   Preferred stock............................................................................      750.0          750.0
   Common stock and additional paid-in capital................................................    1,209.4        1,209.4
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2001 - $71.0; 2000 - $81.6)..............................................................     (121.2)        (139.1)
   Retained earnings..........................................................................       93.0          268.9
                                                                                                ---------      ---------

          Total shareholder's equity..........................................................    1,931.2        2,089.2
                                                                                                ---------      ---------

          Total liabilities and shareholder's equity..........................................  $21,524.3      $20,838.0
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                           Three months ended              Nine months ended
                                                                              September 30,                  September 30,
                                                                         ----------------------         ---------------------
                                                                          2001            2000           2001           2000
                                                                          ----            ----           ----           ----
Revenues:
   Net investment income:
     Finance receivables and other...............................        $ 575.8        $ 528.5       $1,680.9       $1,372.9
     Interest-only securities....................................           15.3           28.9           47.0           85.0
   Gain on sale of finance receivables...........................            6.0            1.9           21.6            4.5
   Servicing income..............................................           32.6           30.5           89.0           85.8
   Fee revenue and other income..................................           51.9           56.0          175.4          211.5
                                                                         -------        -------       --------       --------

         Total revenues..........................................          681.6          645.8        2,013.9        1,759.7
                                                                         -------        -------       --------       --------

Expenses:
   Provision for losses..........................................          141.0           91.3          380.7          234.0
   Interest expense..............................................          308.6          335.2          936.8          806.6
   Other operating costs and expenses............................          159.5          179.4          480.2          604.7
   Special charges...............................................             .5          226.6           16.7          290.0
   Impairment charges............................................          345.2          205.0          386.9          217.1
                                                                         -------        -------       --------       --------

         Total expenses..........................................          954.8        1,037.5        2,201.3        2,152.4
                                                                         -------        -------       --------       --------

         Loss before income taxes, cumulative effect of
           accounting change and extraordinary gain on
           extinguishment of debt................................         (273.2)        (391.7)        (187.4)        (392.7)

Income tax benefit...............................................          (94.5)        (140.6)         (62.0)        (139.9)
                                                                         -------        -------       --------       --------

         Loss before cumulative effect of accounting
           change and extraordinary gain on extinguishment
           of debt...............................................         (178.7)        (251.1)        (125.4)        (252.8)

Extraordinary gain on extinguishment of debt,
   net of income taxes...........................................             .1            -               .1            -
Cumulative effect of accounting change, net of income taxes......            -            (45.5)           -            (45.5)
                                                                         -------        -------       --------       --------

         Net loss................................................         (178.6)        (296.6)        (125.3)        (298.3)

Preferred stock dividends........................................           16.8            1.7           50.6            1.7
                                                                         -------        -------       --------       --------

         Net loss applicable to common stock.....................        $(195.4)       $(298.3)      $ (175.9)      $ (300.0)
                                                                         =======        =======       ========       ========









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                            Common stock     Accumulated other
                                                              Preferred    and additional      comprehensive       Retained
                                                     Total      stock      paid-in capital         loss            earnings
                                                     -----      -----      ---------------         ----            --------
Balance, January 1, 2001.......................    $2,089.2     $750.0       $1,209.4             $(139.1)          $268.9

   Comprehensive loss, net of tax:
     Net loss..................................      (125.3)       -              -                   -             (125.3)
     Change in unrealized appreciation
       (depreciation) of actively managed fixed
       maturity investments and interest-only
       securities (net of applicable
       income tax expense of $10.6)............        17.9        -              -                  17.9              -
                                                   --------

         Total comprehensive loss..............      (107.4)

   Dividends on preferred stock................       (50.6)       -              -                   -              (50.6)
                                                   --------     ------       --------             -------           ------

Balance, September 30, 2001....................    $1,931.2     $750.0       $1,209.4             $(121.2)          $ 93.0
                                                   ========     ======       ========             =======           ======

Balance, January 1, 2000.......................    $2,435.0     $  -         $1,641.0             $ (18.8)          $812.8

   Comprehensive loss, net of tax:
     Net loss..................................      (298.3)       -              -                   -             (298.3)
     Change in unrealized appreciation
       (depreciation) of actively managed
       fixed maturity investments and
       interest-only securities (net of
       applicable income tax benefit of
       $76.8)..................................      (130.8)       -              -                (130.8)             -
                                                   --------

         Total comprehensive loss..............      (429.1)

   Issuance of preferred stock ................       750.0      750.0
   Repurchase of shares of common stock........      (126.0)       -           (126.0)                -                -
   Return of capital...........................      (306.3)                   (306.3)                -                -
   Dividends on preferred stock................        (1.7)       -              -                   -               (1.7)
   Other.......................................          .7        -               .7                 -                -
                                                   --------     ------       --------             -------           ------

Balance, September 30, 2000....................    $2,322.6     $750.0       $1,209.4             $(149.6)          $512.8
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                    ---------------------
                                                                                                    2001             2000
                                                                                                    ----             ----
Cash flows from operating activities:
   Net investment income....................................................................      $1,662.6        $ 1,466.9
   Fee revenue and other income.............................................................         231.5            308.5
   Interest expense.........................................................................        (916.6)          (710.1)
   Other operating costs....................................................................        (569.8)          (662.2)
   Special charges..........................................................................           (.7)           (31.7)
   Taxes....................................................................................         (75.9)           (47.5)
                                                                                                  --------        ---------

       Net cash provided by operating activities............................................         331.1            323.9
                                                                                                  --------        ---------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................         787.4          1,964.0
   Principal payments received on finance receivables.......................................       6,315.2          6,225.4
   Finance receivables originated...........................................................      (9,268.0)       (15,602.6)
   Sale of vendor services financing business...............................................         407.2              -
   Other....................................................................................         (86.4)          (206.0)
                                                                                                  --------        ---------

       Net cash used by investing activities ...............................................      (1,844.6)        (7,619.2)
                                                                                                  --------        ---------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................       1,578.5          1,532.0
   Payments on liabilities related to deposit products......................................      (1,463.7)          (828.1)
   Issuance of notes payable................................................................       8,629.1         18,939.4
   Payments on notes payable................................................................      (7,491.0)       (11,858.9)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...         (81.9)          (354.3)
   Repurchase of shares of common stock.....................................................           -             (126.0)
                                                                                                  --------        ---------

       Net cash provided by financing activities............................................       1,171.0          7,304.1
                                                                                                  --------        ---------

       Net increase (decrease) in cash and cash equivalents.................................        (342.5)             8.8

Cash and cash equivalents, beginning of period..............................................         665.5            533.4
                                                                                                  --------        ---------

Cash and cash equivalents, end of period....................................................      $  323.0        $   542.2
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

     When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for our actively managed fixed maturity investments, interest-only securities, servicing rights, liabilities for deposit products, liabilities related to litigation, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables, gain on sale of finance receivables, allowance for credit losses on finance receivables and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

     Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), a new accounting requirement for the recognition of impairment on interest- only securities and other retained beneficial interests in securitized finance assets.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     FINANCE RECEIVABLES AND INTEREST-ONLY SECURITIES

     During the first nine months of 2001, we completed seven securitization transactions, securitizing $3.7 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at September 30, 2001, was approximately 12.5 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first nine months of 2001, we sold $1.6 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first nine months of 2001); (ii) $568.4 million of high- loan-to-value mortgage loans; and (iii) $191.1 million of other loans. These sales resulted in net gains of $21.6 million.

     The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold.

     We expect to continue to utilize the Company's infrastructure to originate certain types of finance receivables for sale to other parties, when such sales can be completed profitably.

     For securitizations structured prior to September 8, 1999, we accounted for the transfer of finance receivables as sales. In applying generally accepted accounting principles to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying amount by allocating the carrying value of the finance receivables between the portion we sold and the interests we retained (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


     The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we decided to sell, close or runoff (the "discontinued lines"):

                                                                                       September 30,    December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing............................................................... $ 6,720.2         $ 5,602.1
   Mortgage services..................................................................   5,681.8           5,126.0
   Retail credit......................................................................     899.1             653.8
   Consumer finance - closed-end......................................................     194.5             247.3
   Floorplan..........................................................................     505.2             637.0
                                                                                       ---------         ---------

                                                                                        14,000.8          12,266.2
   Less allowance for credit losses...................................................     250.2             167.9
                                                                                       ---------         ---------

     Net finance receivables - securitized for continuing lines ......................  13,750.6          12,098.3
                                                                                       ---------         ---------

Discontinued lines....................................................................       -               531.0
   Less allowance for credit losses...................................................       -                 6.5
                                                                                       ---------         ---------

     Net finance receivables - securitized for discontinued lines.....................       -               524.5
                                                                                       ---------         ---------

     Total finance receivables - securitized........................................   $13,750.6         $12,622.8
                                                                                       =========         =========

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                       September 30,    December 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................  $  427.0         $   263.0
   Mortgage services..................................................................     981.8           1,373.1
   Retail credit......................................................................   1,705.5           1,110.1
   Consumer finance - closed-end......................................................     442.0             575.1
                                                                                        --------         ---------

                                                                                         3,556.3           3,321.3
   Less allowance for credit losses...................................................      92.4              98.3
                                                                                        --------         ---------

     Net other finance receivables for continuing lines...............................   3,463.9           3,223.0
                                                                                        --------         ---------

Discontinued lines....................................................................     388.5             676.1
   Less allowance for credit losses...................................................      12.2              34.1
                                                                                        --------         ---------

     Net other finance receivables for discontinued lines.............................     376.3             642.0
                                                                                        --------         ---------

     Total other finance receivables..................................................  $3,840.2         $ 3,865.0
                                                                                        ========         =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                            Three months ended         Nine months ended
                                                                              September 30,              September 30,
                                                                            ------------------         ------------------
                                                                            2001          2000         2001          2000
                                                                            ----          ----         ----          ----
                                                                                        (Dollars in millions)
Allowance for credit losses, beginning of period......................     $318.2       $153.2        $306.8        $ 88.4

Additions to the allowance:
   Provision for losses...............................................      141.0         91.3         380.7         234.0
   Provision for losses related to discontinued lines (included in
     special charges).................................................        -           45.9           -            45.9
   Change in allowance due to purchases and sales of certain
     finance receivables..............................................        3.7         18.8          (1.8)         18.8
Credit losses.........................................................     (108.1)       (70.6)       (330.9)       (148.5)
                                                                           ------       ------        ------        ------

Allowance for credit losses, end of period............................     $354.8       $238.6        $354.8        $238.6
                                                                           ======       ======        ======        ======


     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair market value and amortized cost of $762.3 million, $515.3 million and $712.6 million, respectively, at September 30, 2001.

     The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest- only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We used the following assumptions to adjust the amortized cost to estimated fair value at September 30, 2001 and December 31, 2000. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes".

                                                                                                            Interest     Interest
                                                  Manufactured       Home equity/       Consumer/            held by      held by
September 30, 2001                                   housing       home improvement     equipment    Total   others     the Company
------------------                                   -------       ----------------     ---------    -----   ------     -----------
                                                                             (Dollars in millions)
Interest-only securities at fair value.............  $    8.2        $  157.1          $    7.1    $   172.4   $52.2      $120.2
Cumulative principal balance of sold finance
   receivables at September 30, 2001..............   18,380.9         5,418.5           1,336.1     25,135.5
Weighted average stated customer interest rate
   on sold finance receivables....................       10.1%           11.9%             10.6%
Assumptions to determine estimated fair value
   of interest-only securities at September 30, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................        7.2%           17.8%             19.0%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)............       12.0%            7.5%              6.2%
     Weighted average discount rate ..............       15.0%           15.0%             15.0%

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

                                                                                                            Interest     Interest
                                                  Manufactured       Home equity/       Consumer/            held by      held by
December 31, 2000                                    housing       home improvement     equipment    Total   others     the Company
-----------------                                    -------       ----------------     ---------    -----   ------     -----------
                                                                                   (Dollars in millions)

Interest-only securities at fair value............  $   245.4      $    177.5         $    10.0   $    432.9   $  -       $432.9

Cumulative principal balance of sold finance
       receivables at December 31, 2000...........   20,256.4         6,489.7           1,936.3     28,682.4
Weighted average stated customer interest rate on
       sold finance receivables...................        9.9%           11.6%             10.8%
Assumptions to determine estimated fair value of
       interest-only securities at December 31, 2000:
          Expected prepayment speed as a percentage
             of principal balance of sold finance
             receivables (a)......................        7.9%           18.5%             19.7%
          Expected nondiscounted credit losses as a
             percentage of principal balance of
             related finance receivables (a)......       10.2%            6.5%              6.5%
          Weighted average discount rate..........       15.0%           15.0%             15.0%

---------------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

     Under current accounting rules (pursuant to EITF Issue No. 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge of $264.8 million in the first nine months of 2001, of which $217.0 million was recorded in the three months ended September 30, 2001. During the third quarter of 2001, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we increased our default and severity assumptions related to the future performance of the underlying loans to be consistent with our expectations. We also recognized a $122.1 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions in the first nine months of 2001.

     Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholder's equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in a $3.6 million increase in unrealized appreciation during the first nine months of 2001.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the three and nine months ended September 30, 2001 (dollars in millions):

                                                                                     Three months             Nine months
                                                                                   ended September 30,    ended September 30,
                                                                                          2001                    2001
                                                                                    ----------------       -----------------

Servicing fees received.........................................................        $  13.7               $  56.1
Cash flows from interest-only securities, net...................................           10.9                  18.8
Cash flows from retained bonds..................................................           21.9                  56.8
Servicing advances paid.........................................................         (185.0)               (584.9)
Repayment of servicing advances.................................................          183.8                 571.8

     Based on our current assumptions and expectations as to future events related to the loans underlying our interest-only securities, we estimate that payments related to guarantees issued in conjunction with the sales of certain finance receivables will be approximately equal to the gross cash flows from the interest-only securities for the year ended December 31, 2001. We have projected that the adverse loss experience in 2001 will continue into 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $50 million, $35 million and $5 million in 2002, 2003 and 2004, respectively. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2005 and by approximately $560 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities.

     Effective September 30, 2001, we transferred substantially all of our interest-only securities into a trust. In return, we received a trust security representing an 85 percent interest in the trust. Lehman Brothers purchased the remaining 15 percent interest for $52.2 million. By aggregating the interest-only securities into one structure, the impairment test for these securities will be conducted on a single set of cash flows for all of the interest-only securities included in the trust. Accordingly, adverse changes in cash flows from one interest-only security will be offset by positive changes in another. The new structure will not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                                                          Net credit
                                                                         Principal balance                  losses
                                                                          60 days or more              -----------------
                                             Principal balance               past due                     Nine months
                                         --------------------------  -----------------------------           ended
                                                                                                         September 30,
                                         September 30,  December 31,  September 30,   December 31,     -----------------
Type of finance receivables                   2001         2000          2001            2000          2001        2000
---------------------------                   ----         ----          ----            ----          ----        ----
                                                                         (Dollars in millions)

Manufactured housing...................   $25,833.9    $26,314.4       $573.6         $569.3          $411.4      $285.9
Home equity/home improvement...........    12,177.5     13,307.0        133.5          120.5           181.7       106.0
Consumer...............................     4,244.0      3,887.4         78.6           76.4           168.7       139.5
Commercial.............................     1,474.5      3,077.1         20.8           35.2            35.3        65.2
                                          ---------    ---------       ------         ------          ------      ------

Total managed receivables..............    43,729.9     46,585.9        806.5          801.4           797.1       596.6

Less finance receivables securitized...    25,492.6     29,636.0        468.3          536.6           466.2       448.1
                                          ---------    ---------       ------         ------          ------      ------

Finance receivables held on balance
     sheet before allowance for credit
     losses and deferred points and
     other, net........................    18,237.3     16,949.9       $338.2         $264.8          $330.9      $148.5
                                                                       ======         ======          ======      ======

Less allowance for credit losses.......       354.8        306.8

Less deferred points and other, net....       291.7        155.3
                                          ----------   ---------

Finance receivables held on
   balance sheet.......................   $17,590.8    $16,487.8
                                          =========    =========

     Activity in the interest-only securities account was as follows:

                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                                    -----------------
                                                                                                    2001         2000
                                                                                                    ----         ----
                                                                                                  (Dollars in millions)
Balance, beginning of period...................................................................    $432.9       $ 905.0
   Additions resulting from clean-up calls (a).................................................      34.9          74.0
   Investment income...........................................................................      47.0          85.0
   Cash received:
     Gross cash received.......................................................................     (63.1)       (182.0)
     Guarantee payments related to bonds held by others........................................      20.2          16.8
     Guarantee payments related to retained bonds..............................................      24.1            .6
   Impairment charge to reduce carrying value..................................................    (264.8)       (203.2)
   Sale of securities related to a discontinued line...........................................     (12.4)          -
   Interest purchased by other parties in conjunction with securitization transaction..........     (52.2)          -
   Transfer to servicing rights in conjunction with securitization transaction.................     (50.0)          -
   Cumulative effect of change in accounting principle.........................................       -           (70.2)
   Change in unrealized appreciation charged to shareholder's equity...........................       3.6          14.1
                                                                                                   ------       -------

Balance, end of period.........................................................................    $120.2       $ 640.1
                                                                                                   ======       =======





                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

--------------------
(a) During the first nine months of 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities.

     CHANGES IN NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of September 30, 2001):

                                                                              September 30,      December 31,
                                                                                  2001               2000
                                                                                  ----               ----
                                                                                  (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (3.72%).....................................................  $1,298.2           $1,806.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (5.49%)..........................................................     510.3              590.0
Medium term notes due September 2002 and April 2003 (6.52%)..................     223.7              223.7
10.25% senior subordinated notes due June 2002...............................     193.3              217.3
Note payable to Conseco (4.65%)..............................................     281.3              786.7
Other........................................................................       1.5                3.2
                                                                               --------           --------

     Total principal amount..................................................   2,508.3            3,627.8

Unamortized net discount and deferred fees...................................     (11.0)              (6.5)
                                                                               --------           --------

     Direct finance obligations..............................................  $2,497.3           $3,621.3
                                                                               ========           ========

     Amounts borrowed under master repurchase agreements have decreased due to repayments using the proceeds received from various asset sales. At September 30, 2001, we had $3.4 billion in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At September 30, 2001, we had borrowed $1.3 billion of the $3.4 billion available under such agreements.

     During the third quarter of 2001, we repurchased $24.0 million par value of our 10.25% senior subordinated notes due June 2002 for $23.8 million (resulting in an extraordinary gain of $.1 million, net of income taxes of $.1 million). During the period October 1, 2001 through November 13, 2001, we have repurchased $59.9 million par value of our senior subordinated notes and medium term notes due in 2002 (resulting in an exraordinary gain of $5.5 million, net of income taxes).

     During 2000, the Company amended an agreement with Lehman Brothers, Inc. ("Lehman") related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9 percent redeemable cumulative preferred stock (the "intercompany preferred stock"). During the first nine months of 2001, Conseco Finance made payments to Conseco totaling $505.4 million reducing the intercompany note balance to $281.3 million at September 30, 2001.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     The amended agreement requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.025 billion at September 30, 2001); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the year ending September 30, 2001, and defined periods thereafter (such ratio was 1.03:1.0 for the year ended September 30, 2001);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.39:100 at September 30, 2001); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .08:2.0 at September 30, 2001).

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $13,841.1 million at September 30, 2001. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. The average interest rate on these notes at September 30, 2001 was 6.8 percent.

     RELATED PARTY TRANSACTIONS

     At September 30, 2001, the outstanding balance under the note payable to Conseco was $281.3 million. Interest is payable monthly at a rate of LIBOR plus a margin of 1.5 percent. Principal payments are made pursuant to the amended agreement with Lehman. During the first nine months of 2001, the Company made principal payments totaling $505.4 million to Conseco. Interest expense incurred under the note totaled $23.5 million and $136.4 million during the nine months ended September 30, 2001 and 2000, respectively.

     During 2000, the Company converted $750.0 million principal balance of the note payable to Conseco to $750.0 million stated value of 9% redeemable cumulative preferred stock. Dividend payments are made pursuant to the amended agreement with Lehman. Cumulative unpaid dividends totaled $69.2 million and $18.6 million at September 30, 2001 and December 31, 2000, respectively.

     At September 30, 2001, $23.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $16.4 million and $31.3 million for the nine months ended September 30, 2001 and 2000, respectively.

     LITIGATION

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and reinstating the action. The Company has requested a rehearing of the appeal by a full bench of the 8th Circuit Court of Appeals. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

     GUARANTEES

     In conjunction with certain sales of finance receivables, we have provided guarantees aggregating approximately $1.5 billion at September 30, 2001. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During the first nine months of 2001, advances of interest and principal payments related to such guarantees on bonds held by others totaled $20.2 million.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company is required to implement this standard beginning January 1, 2002. We have not determined the impact of the adoption of this standard on our financial position and results of operations.

     FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests, effective January 1, 2002. As we currently have no goodwill, the new rules should not have a material impact on the earnings and financial position of the Company.

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

     FASB issued SFAS 140, which is a replacement for SFAS 125; and a related implementation guide. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. SFAS 140 also requires additional disclosures regarding securitization transactions, which are reflected in the notes herein or in the notes to the consolidated financial statements included in the Company's 2000 Form 10-K.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                                --------------------
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                                (Dollars in millions)
Cash flows from operating activities:
   Net loss..................................................................................   $(125.3)       $(298.3)
   Adjustments to reconcile the net loss to net cash provided by operating activities:
       Interest-only securities investment income............................................     (47.0)         (85.0)
       Cash received from interest-only securities, net......................................      18.8          164.6
       Servicing income......................................................................     (89.0)         (85.8)
       Cash received from servicing activities...............................................      56.1           97.1
       Provision for losses..................................................................     380.7          234.0
       Gain on sale of finance receivables...................................................     (21.6)          (4.5)
       Amortization and depreciation.........................................................       4.0           19.2
       Income taxes..........................................................................    (137.9)        (212.7)
       Accrual and amortization of investment income.........................................     (37.1)         (70.6)
       Special charges.......................................................................      16.0          258.3
       Impairment charge.....................................................................     386.9          217.1
       Change in accounting principle........................................................       -             70.2
       Other  ...............................................................................     (73.5)          20.3
                                                                                                -------        -------

         Net cash provided by operating activities...........................................   $ 331.1        $ 323.9
                                                                                                =======        =======

     SPECIAL CHARGES

     2001

     The following table summarizes the special charges incurred by the Company during the three and nine months ended September 30, 2001, which are further described in the paragraphs which follow (dollars in millions):

                                                                                               Three months       Nine months
                                                                                                   ended             ended
                                                                                               September 30,     September 30,
                                                                                                   2001              2001
                                                                                                   ----              ----
Severance benefits and other restructuring charges...........................................     $   .5            $ 5.5
Loss related to sale of certain finance receivables..........................................        -               11.2
                                                                                                  ------            -----

     Special charges before income tax benefit...............................................     $   .5            $16.7
                                                                                                  ======            =====


     Severance benefits and other restructuring charges

     During 2001, the Company developed plans to change the way it operates. Such changes are being undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

The severance costs associated with our planned activities meet these requirements. We recognized a charge of $.5 million and $5.5 million in the three and nine months ended September 30, 2001, respectively, related to severance benefits and other restructuring charges.

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
                                                                                 ======           ======


     Lower of cost or market adjustment for finance receivables identified for sale

     On July 27, 2000, we announced several courses of action to restructure our finance business, including the sale or runoff of the finance receivables of several business lines. The carrying value of the loans held for sale was reduced to the lower of cost or market, consistent with our accounting policy for such loans. The reduction in value of these loans of $103.3 million (including a $45.9 million increase to the allowance for credit losses) primarily related to transportation finance receivables (primarily loans for the purchase of trucks and buses). These loans had experienced a significant decrease in value as a result of the adverse economic effect that increases in oil prices and competition had on borrowers in the transportation business during 2000.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

     Transaction fee paid and warrant issued to Lehman

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

     During the third quarter of 2000, we recognized $5.0 million of other costs related to events associated with the restructuring of the Company.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

RESULTS OF OPERATIONS

                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                  -------------------       -------------------
                                                                   2001         2000         2001         2000
                                                                   ----         ----         ----         ----
                                                                               (Dollars in millions)
Contract originations:
   Manufactured housing.......................................$    707.1   $  1,107.5    $ 1,869.4    $ 3,769.9
   Mortgage services..........................................     932.4        933.6      2,208.7      3,948.9
   Retail credit..............................................     937.6        652.3      2,745.7      1,930.8
   Consumer finance - closed-end..............................       -          166.6          -          526.3
   Floorplan..................................................     540.9        933.1      1,565.0      3,312.3
   Discontinued...............................................      10.1        125.3         76.8        859.6
                                                              ----------   ----------    ---------    ---------

     Total....................................................$  3,128.1   $  3,918.4    $ 8,465.6    $14,347.8
                                                              ==========   ==========    =========    =========

Sales of finance receivables:
   Manufactured housing.......................................$      3.1   $      2.9    $     3.1    $   600.7
   Mortgage services..........................................      91.6         32.8        756.4        856.8
   Discontinued lines.........................................        -         166.0        802.3        575.0
                                                              ----------   ----------    ---------    ---------

     Total....................................................$     94.7   $    201.7    $ 1,561.8    $ 2,032.5
                                                              ==========   ==========    =========    =========

Managed receivables (average):
   Manufactured housing.......................................$ 25,890.3   $ 26,153.4    $26,053.5    $25,509.3
   Mortgage services..........................................  12,298.4     13,720.3     12,702.4     13,197.2
   Retail credit..............................................   2,508.2      1,670.2      2,125.3      1,449.9
   Consumer finance - closed-end..............................   1,643.4      2,161.2      1,802.4      2,202.1
   Floorplan..................................................   1,059.2      2,018.0      1,244.2      2,209.1
   Discontinued lines.........................................     558.8      2,552.3        722.2      2,937.1
                                                              ----------   ----------    ---------    ---------

     Total....................................................$ 43,958.3   $ 48,275.4    $44,650.0    $47,504.7
                                                              ==========   ==========    =========    =========

Revenues:
   Net investment income:
     Finance receivables and other............................$    575.8   $    528.5    $ 1,680.9    $ 1,372.9
     Interest-only securities.................................      15.3         28.9         47.0         85.0
   Gain on sales of finance receivables.......................       6.0          1.9         21.6          4.5
   Fee revenue and other income...............................      84.5         86.5        264.4        297.3
                                                              ----------   ----------    ---------    ---------

     Total revenues...........................................     681.6        645.8      2,013.9      1,759.7
                                                              ----------    ---------    ---------    ---------

Expenses:
   Provision for losses.......................................     141.0         91.3        380.7        234.0
   Interest expense...........................................     308.6        335.2        936.8        806.6
   Other operating costs and expenses.........................     159.5        179.4        480.2        604.7
                                                              ----------    ---------    ---------    ---------

     Total expenses...........................................     609.1        605.9      1,797.7      1,645.3
                                                              ----------    ---------    ---------    ---------

     Operating income before special charges, impairment
       charges and income taxes...............................      72.5         39.9        216.2        114.4

Special charges...............................................        .5        226.6         16.7        290.0
Impairment charges............................................     345.2        205.0        386.9        217.1
                                                              ----------    ---------    ---------    ---------

     Loss before income taxes.................................$   (273.2)   $  (391.7)   $  (187.4)   $  (392.7)
                                                              ==========    =========    =========    =========

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

     After September 8, 1999, we no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. Pursuant to SFAS 140, such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

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

     Loan originations in the third quarter of 2001 were $3.1 billion, down 20 percent from 2000. Loan originations in the first nine months of 2001 were $8.5 billion, down 41 percent from 2000. The primary reason for the decrease was our decision to no longer originate certain lines and to manage our growth consistent with our business plan. The significant decrease in new loan originations allowed us to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

     Sales of finance receivables in 2001 represent the sale of $1.6 billion of finance receivables, on which we recognized a gain of $21.6 million. These sales are further explained below under "Gain on sale of finance receivables".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $44.0 billion in the third quarter of 2001, down 8.9 percent from 2000, and to $44.7 billion in the first nine months of 2001, down 6.0 percent from the same period in 2000.

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 8.9 percent, to $575.8 million, in the third quarter of 2001, and by 22 percent, to $1,680.9 million, in the first nine months of 2001, as compared to the same periods in 2000. Such increases are consistent with the increase in average on-balance sheet finance receivables. The weighted average yields earned on finance receivables and other investments were 11.9 percent and 12.0 percent during the third quarters of 2001 and 2000, respectively, and such weighted average yields were 12.2 percent and
12.2 percent during the first nine months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the accretion recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 47 percent, to $15.3 million, in the third quarter of 2001 and by 45 percent, to $47.0 million in the first nine months of 2001, as compared to the same periods in 2000. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

interest-only securities were 13.8 percent and 13.1 percent during the first nine months of 2001 and 2000, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $504.3 million during 2000 (of which $273.4 million was incurred in the first nine months of 2000) and by $264.8 million during 2001 due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables resulted from the sale of $1.6 billion of finance receivables. The $1.6 billion of receivables sold included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first nine months of 2001); (ii) $568.4 million of high- loan-to-value mortgage loans; and (iii) $191.1 million of other loans. These sales resulted in net gains of $6.0 million and $21.6 million in the three and nine months ended September 30, 2001, respectively.

     The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold.

     We expect to continue to utilize the Company's infrastructure to originate certain types of finance receivables for sale to other parties, when such sales can be completed profitably.

     Gain on sales of finance receivables totaled $1.9 million and $4.5 million during the three and nine months ended September 30, 2000, respectively, excluding the gain realized on the sale of our bankcard portfolio (a discontinued line) which is included in special charges.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 2.3 percent, to $84.5 million, in the third quarter of 2001 and by 11 percent, to $264.4 million, in the first nine months of 2001, as compared to the same periods in 2000. Such decreases are primarily due to: (i) decreases in commission income as a result of reduced origination activities; and (ii) a decrease of $16.7 million in the nine months ended September 30, 2001, related to fee revenue earned on net assets which were returned to Conseco in the second quarter of 2000. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income was $32.6 million and $30.5 million in the third quarters of 2001 and 2000, respectively, and $89.0 million and $85.8 million in the first nine months of 2001 and 2000, respectively. However, we expect servicing income to decline in future periods.

     Provision for losses related to finance operations increased by 54 percent, to $141.0 million, in the third quarter of 2001, and by 63 percent, to $380.7 million in the first nine months of 2001, as compared to the same periods in 2000. The increase is principally due to the increase in loans held on our balance sheet and an increase in delinquencies. Under the portfolio method (which is used for securitizations structured as collateralized borrowings), we recognize the credit losses on the loans on our balance sheet as the losses are incurred.

     Interest expense decreased by 7.9 percent, to $308.6 million, in the third quarter of 2001, and increased by 16 percent, to $936.8 million in the first nine months of 2001, as compared to the same periods in 2000. Such fluctuations were the net result of: (i) increased borrowings to fund the increased finance receivables; and (ii) lower average borrowing rates. Our average borrowing rate decreased to 6.9 percent in the third quarter of 2001 from 7.9 percent in the third quarter of 2000. Our average borrowing rate during the first nine months of 2001 was 7.2 percent compared to 7.6 percent during the first nine months of 2000. The decrease in average borrowing rates in the 2001 periods as compared to the same periods in 2000 is primarily due to the decrease in the general interest rate environment between periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expenses decreased by 11 percent, to $159.5 million, in the third quarter of 2001, and by 21 percent, to $480.2 million, in the first nine months of 2001, as compared to the same periods in

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

2000. Such costs have decreased as we began to realize the cost savings from the previously announced restructuring of Conseco Finance.

     Special charges for the 2001 periods include: (i) the loss related to the sale of certain finance receivables of $11.2 million; and (ii) severance benefits and other restructuring charges of $5.5 million ($.5 million of which was recognized in the third quarter of 2001). Special charges recorded in the third quarter of 2000 include: (i) the $103.3 million adjustment to the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; and (v) other items totalling $5.0 million. In addition, during the first nine months of 2000, special charges included: (i) the $25.0 million transaction fee paid to Lehman in conjunction with the previously described sale of $1.3 billion of finance receivables; (ii) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; and (iii) the $9.7 million gain realized on the sale of our bankcard portfolio and other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

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

     We recognized an impairment charge of $264.8 million in the first nine months of 2001, of which $217.0 million was recorded in the three months ended September 30, 2001. During the third quarter of 2001, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we increased our default and severity assumptions related to the performance of the underlying loans to be consistent with our expectations. We also recognized a $122.1 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions. We recognized an impairment charge of $205.0 million and $217.1 million in the three and nine months ended September 30, 2000, respectively.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     The credit quality of managed finance receivables was as follows:

                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.27%             2.20%
     Mortgage services (a)...................................................   1.14               .93
     Retail credit...........................................................   2.34              3.04
     Consumer finance - closed-end...........................................    .78               .67
     Floorplan...............................................................    .52               .31
     Discontinued lines......................................................   3.66              1.70
       Total.................................................................   1.89%             1.76%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................   2.07%             1.61%
     Mortgage services.......................................................   1.78              1.17
     Retail credit...........................................................   7.76              5.30
     Consumer finance - closed-end...........................................   2.31              2.02
     Floorplan...............................................................    .71               .31
     Discontinued lines......................................................   6.10              5.34
       Total.................................................................   2.32%             1.79%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................   2.30%             1.73%
     Mortgage services (c)...................................................   3.73              2.97
     Retail credit...........................................................    .07               -
     Consumer finance - closed-end...........................................    .84               .96
     Floorplan...............................................................    .44               .44
     Discontinued lines......................................................   5.02              5.39
       Total.................................................................   2.50%             2.08%

--------------------
(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables.
(c)  Repossessed collateral inventory includes loans in foreclosure.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

   The credit quality of on-balance sheet finance receivables was as follows:

                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................   2.65%             2.08%
     Mortgage services (a)...................................................    .90               .75
     Retail credit...........................................................   2.34              3.04
     Consumer finance - closed-end...........................................    .88               .61
     Floorplan...............................................................    .52               .31
     Discontinued lines......................................................   2.84              2.09
       Total.................................................................   1.82%             1.48%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................   1.86%              .88%
     Mortgage services.......................................................   1.32               .55
     Retail credit...........................................................   7.76              5.47
     Consumer finance - closed-end...........................................   1.79               .99
     Floorplan...............................................................    .71               .18
     Discontinued lines......................................................   5.21              5.39
       Total.................................................................   2.39%             1.69%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................   2.26%             1.18%
     Mortgage services (d)...................................................   3.14              1.28
     Retail credit...........................................................    .07               -
     Consumer finance - closed-end...........................................    .88               .76
     Floorplan...............................................................    .44               .44
     Discontinued lines......................................................   3.82              5.65
       Total.................................................................   2.16%             1.35%

--------------------
(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables.
(c) Although the ratio is calculated using the outstanding loan principal balance related to the repossessed inventory, the repossessed inventory is written down to net realizable value at the time of repossession or completed foreclosure.
(d)  Repossessed collateral inventory includes loans in foreclosure.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "projected," "intend," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies in order to reduce costs and improve service levels; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the Company's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (ix) actions by rating agencies and the effects of past or future actions by these agencies on the Company's business; and (x) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, with the Securities and Exchange Commission.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

                           PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from February 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., Case No. 98-1162) did not include class action claims. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97- 2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order to dismiss with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and reinstating the action. The Company has requested a rehearing of the appeal by a full bench of the 8th Circuit Court of Appeals. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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





                                     CONSECO FINANCE CORP.


Dated: November 14, 2001

                                     By:   /s/ Bruce A. Crittenden
                                           -------------------------------------
                                           Bruce A. Crittenden
                                           President and Chief Executive Officer
                                              (authorized officer and principal
                                              executive officer)


                                     By:    /s/ Neal S. Cohen
                                            ------------------------------------
                                            Neal S. Cohen
                                            Chief Financial Officer
                                              (authorized officer and principal
                                              financial officer)