Form 10-K
period 2001-12-31
CONSECO FINANCE CORP
filed 2002-04-01
CIK 890175

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] Annual report pursuant to Section
      13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December
      31, 2001 or

[   ] Transition report pursuant to Section 13 or 15(d) of
      the Securities Exchange Act of 1934 [No Fee Required]

                   For the transition period_____from to_____

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


           Securities registered pursuant to Section 12(b)of the Act:

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

       Shares of common stock outstanding as of March 22, 2002: 103

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

       Conseco Finance Corp. ("Conseco Finance", formerly Green Tree Financial Corporation prior to its name change in November 1999) is a financial services holding company that originates, securitizes and services manufactured housing, home equity, home improvement, retail credit and floorplan extension throughout the United States. As used in this report, the terms "we," "Conseco Finance" or the "Company" refer to Conseco Finance Corp. and its consolidated subsidiaries. Conseco Finance became a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company, on June 30, 1998, as a result of Conseco's acquisition (the "Merger") of Conseco Finance.

       During the last two years, Conseco has taken a number of actions with respect to the Company, including: (i) the sale, closing or runoff of several business units (including asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of credit origination operations in the manufactured housing and home equity lending divisions. In addition, we moved a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. These actions had a significant effect on the Company's operating results during 2000 and 2001. In early 2002, we announced our decision to reduce the size of our floorplan lending business.

       In March 2002, we completed a tender offer pursuant to which we purchased $75.8 million par value of our senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the senior subordinated notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $58.4 million (of which $23.7 million is held by Conseco). Also, during the first quarter of 2002, we announced the tendering for all our remaining public debt - $167 million due in September 2002 and $4 million due in April 2003. (Such amounts reflect all 2002 debt repurchases completed prior to announcing the tender offer). Such offer expires on April 12, 2002. The tender offer price is equal to 100 percent of the principal amount of the notes plus accrued interest.

       The Company was originally incorporated under the laws of the State of Minnesota in 1975. In 1995, the Company reincorporated under the laws of the State of Delaware. The Company's principal executive offices are located at 1100 Landmark Towers, 345 Saint Peter Street, Saint Paul, Minnesota 55102-1639, and our telephone number is (651) 293-3400.

       MARKETING AND DISTRIBUTION

       Conseco Finance, with nationwide operations and managed finance receivables of $43.0 billion at December 31, 2001, is one of America's largest consumer finance companies, with leading market positions in retail home equity mortgages, home improvement loans, private label credit cards and manufactured housing credit. Originations to customers in the following states accounted for at least 5 percent of our 2001 originations: Texas (8.5 percent), California (8.2 percent), Florida (6.4 percent) and Michigan (5.2 percent). Unless otherwise noted, references to loans we have made may include purchase by us of credit contracts between dealers and buyers.

       During 2001, 43 percent of our finance products came indirectly from customers through intermediary channels such as dealers, contractors, retailers and correspondents. The remaining products were marketed directly to our customers through our regional offices and service centers. A description of the primary distribution channels is as follows:

       Dealers, Contractors, Retailers and Correspondents. Manufactured housing, home improvement and home equity receivables are purchased from and originated by selected dealers and contractors after being underwritten and analyzed via one of the Company's automated credit scoring systems at one of our regional service centers. During 2001, these marketing channels accounted for the following percentages of total loan originations: 93 percent of manufactured housing, 72 percent of home improvement and 6 percent of home equity.

       Regional Service Centers, Retail Satellite Offices and Telemarketing Center. We market and originate manufactured housing loans through 33 regional offices and 3 origination and processing centers. We originate home equity loans through a system of 128 retail satellite offices and 6 regional centers. We also market private label retail credit products through selected retailers and process the contracts through Conseco Bank, Inc. ("Conseco Bank"), a Utah industrial loan company, and through Green Tree Retail Services Bank, Inc. ("Retail Bank"), a South Dakota limited purpose credit card bank, both of which are subsidiaries of the Company. We also utilize direct mail to originate home improvement loans and home equity loans. During 2001, these marketing channels accounted for the following percentages of total loan originations: 7 percent of manufactured housing, 28 percent of home improvement, 94 percent of home equity and 100 percent of retail credit contracts.

       Our products include the following product lines:

       Manufactured Housing. We provide financing for consumer purchases of manufactured housing. During 2001, we originated $2.5 billion of contracts for manufactured housing purchases, or 22 percent of our total originations. At December 31, 2001, our managed receivables included $25.6 billion of contracts for manufactured housing purchases, or 59 percent of total managed receivables. A manufactured home is a structure, transportable in one or more sections, designed to be a dwelling with or without a permanent foundation. Manufactured housing does not include either modular housing (which typically involves more sections, greater assembly and a separate means of transporting the sections) or recreational vehicles.

       Through our regional service centers, we purchase manufactured housing contracts from dealers located throughout the United States. Our regional service center personnel solicit dealers in their region. If the dealer wishes to utilize our financing, the dealer completes an application. Upon approval, a dealer agreement is executed. We also originate manufactured housing installment loan agreements directly with customers. For the year ended December 31, 2001, 93 percent of our manufactured housing loan originations were purchased from dealers and 7 percent were originated directly by us.

       Our manufactured housing contracts are secured by either the manufactured home or, in the case of land-and-home contracts, by a lien on the real estate where the manufactured home is permanently affixed. In 2001, approximately 27 percent of our manufactured housing originations were for land-and-home contracts. Customers who finance their homes with us are required to make a minimum down payment of 5 percent. For manufactured housing originations, the average loan-to-value ratio was approximately 88 percent in 2001.

       Customers' credit applications for new manufactured homes are reviewed in our service centers. If the application meets our guidelines, we generally purchase the contract after the customer has moved into the manufactured home. We use a proprietary automated credit scoring system to evaluate manufactured housing contracts. The scoring system is statistically based, quantifying information using variables obtained from customer credit applications and credit reports. We perform monthly audits on samples of new loan originations to measure adherence to our underwriting policies and procedures.

       Mortgage Services. Products within this category include home equity and home improvement loans. During 2001, we originated $3.0 billion of contracts for these products, or 27 percent of our total originations. At December 31, 2001, our managed receivables included $11.9 billion of contracts for home equity and home improvement loans, or 28 percent of total managed receivables.

       We originate home equity loans through 128 retail satellite offices and 6 regional centers, and through a network of correspondent and broker originators throughout the United States. The retail offices are responsible for originating, processing and funding the loan transaction. Underwriting of the application is handled through central locations. Subsequently, loans are re-underwritten on a test basis by a third party to ensure compliance with our credit policy. After the loan has closed, the loan documents are forwarded to our loan servicing center. The servicing center is responsible for handling customer service and performing document handling, custodial, quality control and collection functions.

       During 2001, approximately 94 percent of our home equity finance loans were originated directly with the borrower. The remaining finance volume was originated through a few correspondent lenders. The Company decreased the volume of loans originated through the correspondent channel in 2000.

       Typically, home equity loans are secured by first or second liens. Homes used for collateral in securing home equity loans may be either residential or investor owned, one-to-four-family properties having a minimum appraised value of $25,000. During 2001, approximately 81 percent of the loans originated were secured by first liens. The average loan to value for loans originated in 2001 was approximately 90 percent. Approximately 97 percent of our home equity loan originations during 2001 were fixed rate closed-end loans.

       We originate the majority of our home improvement loan contracts indirectly through a network of home improvement contractors located throughout the United States. We review the financial condition, business experience and qualifications of all contractors through which we obtain loans.

       We finance conventional home improvement contracts generally secured by first, second or, to a lesser extent, third liens on the improved real estate. We also finance unsecured conventional home improvement loans (generally from $2,500 to $15,000).

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

       We also originate home improvement loans directly with borrowers. After receiving a mail solicitation, the customer calls our telemarketing center and our sales representative explains the available financing plans, terms and rates depending on the customer's needs. The majority of the loans are secured by a second or third lien on the real estate of the customer. Direct distribution accounted for approximately 28 percent of the home improvement loan originations during 2001.

       The types of home improvements we finance include exterior renovations (such as windows, siding and roofing); pools and spas; kitchen and bath remodeling; and room additions and garages. We may also extend additional credit beyond the purchase price of the home improvement for the purpose of debt consolidation.

       Private Label Credit Card. During 2001, we originated $3.6 billion of private label credit card receivables primarily through our bank subsidiaries, or 32 percent of our total originations. At December 31, 2001, our managed receivables included $2.7 billion of contracts for credit card loans, or 6 percent of total managed receivables.

       We originate private label credit card receivables through contractual relationships with selected retailer and dealer partners. Our core relationships are with retailers and dealers of home improvement products, powersports vehicles (motorcycles, all-terrain-vehicles, snowmobiles and personal watercraft) and outdoor power equipment.

       We perform an initial review on all retailer and dealer partners as well as periodic monitoring of their financial condition. Credit card applications are generated primarily through retail and dealer outlets and the internet. We utilize a proprietary automated credit scoring system to review the credit of individual customers seeking credit cards. We periodically monitor payment behavior trends within our credit card portfolio through the use of automated portfolio management tools. If we make poor credit decisions with respect to our partners and borrowers, it could have a material adverse effect on our business.

       ITEM 2. PROPERTIES.

       The Company's headquarters are based in St. Paul, Minnesota in a building owned by the Company (120,000 square feet of which are occupied by the Company). We lease additional space in downtown St. Paul (185,000 square feet), which is used by our mortgage services and private credit card divisions. We own a building in Rapid City, South Dakota (137,000 square feet), which is used by our manufactured housing services units. We also lease office space in Rapid City (75,000 square feet) which is used by our private label credit card and retail bank servicing units. We also lease buildings in Tempe, Arizona (200,000 square feet) and Atlanta, Georgia (96,000 square feet) which serve as collection and service centers. We lease 33 regional manufactured housing division offices and 128 mortgage services branch offices across the United States; the lease terms generally range from three to five years.

       ITEM 3. LEGAL PROCEEDINGS.

       Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98- 1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Pretrial discovery is expected to commence in all three lawsuits approximately in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

       Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases have been consolidated into one case which is currently on appeal before the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. Conseco Finance has posted appellate bonds, including $20 million of cash, for these cases. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of this proceeding cannot be predicted with certainty.

       In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

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

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The Registrant meets the conditions set forth in the General Instructions
(I) (1) (a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 7, except for management's narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between 2001, 2000 and 1999.

       In this section, we review the consolidated results of operations of Conseco Finance for the three years ended December 31, 2001, and where appropriate, provide explanations for material changes in the amount of revenue and expense items during such periods. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes.

       All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements, expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the Company's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (ix) actions by rating agencies and the effects of past or future actions by these agencies on the Company's business;
(x) the ultimate outcome of lawsuits filed against the Company; and (xi) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, Inc., with the Securities and Exchange Commission. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

       All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. Our forward-looking statements speak only as of the date made. We assume no obligation to update or to publicly announce the results of any revisions to any of the forward-looking statements to reflect actual results, future events or developments, changes in assumptions or changes in other factors affecting the forward-looking statements.

       CRITICAL ACCOUNTING POLICIES

       The accounting policies described below require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. Management has made estimates in the past that we believed to be appropriate, but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. Accordingly, we consider them to be critical in preparing our consolidated financial statements. A more detailed description of our accounting policies is included in the notes to our consolidated financial statements.

       Retained Interests in Securitization Trusts

       Retained interests in securitization trusts represent the right to receive certain future cash flows from securitization transactions structured prior to September 8, 1999. Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. These interests include interests represented by: (i) actively managed fixed maturities of $528.5 million; and (ii) interest-only securities of $141.7 million. We carry these retained interests at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current estimates of future prepayment, default, loss and interest rates. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. Declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities.

       The determination of the value of our retained interests requires significant judgment. The Company has recognized significant impairment charges when the interest-only securities did not perform as well as anticipated based on our assumptions and expectations.

       Our current valuation of retained interests may prove inaccurate in future periods. In the securitizations to which these interest-only securities relate, we have retained certain contingent risks in the form of guarantees of certain lower rated securities issued to third parties by the securitization trusts. As of December 31, 2001, the total amount of these guarantees was $1.5 billion. If we have to make more payments on these guarantees than anticipated, or we experience higher than anticipated rates of loan prepayments, including those due to foreclosures or charge-offs, or any adverse changes in our other assumptions used for such valuation (such as interest rates and our loss mitigation policies), we could be required to recognize additional impairment charges (including potential payments related to $1.5 billion of guarantees) which could have a material adverse effect on our financial condition or results of operations. We consider any estimated payments related to these guarantees in the projected cash flows used to determine the value of our interest-only securities.

       Finance Receivables

       At December 31, 2001, the balance of our finance receivables was $18.0 billion. This value is significantly affected by our assessment of the collectibility of the receivables, servicing actions and the provision for credit losses that we establish.

       The provision for credit losses charged to expense is based upon an assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. We reduce the carrying value of finance receivables to net realizable value at the earlier of: (i) six months of contractual delinquency; or (ii) when we take possession of the property securing the finance receivable. Estimates of the provision are revised each period, and changes are recorded in the period they become known. A significant change in the level of collectible finance receivables would have a significant adverse effect on our results of operations and financial position in future periods.

       Income Taxes

       Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities. These amounts are reflected in the balance of our income tax assets which totaled $267.2 million at December 31, 2001. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

       No valuation allowance has been provided on our deferred income tax assets at December 31, 2001, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

       At December 31, 2001, we did not have any net operating loss carryforwards. However, if our deferred income tax assets started to reverse into net operating losses, we would have 20 years to generate future taxable income and utilize these potential net operating losses before they would begin to expire under current tax law. In recent years, we have had losses before income taxes for financial reporting purposes. However, we believe that existing levels of income from our continuing operations coupled with changes in our operations that either have taken place or will take place are sufficient to generate the levels of taxable income needed to utilize our net deferred income tax assets. Such changes include: (i) various cost saving initiatives; (ii) the transfer of certain customer service and backroom operations to our India affiliate; and (iii) restructuring our business to increase profitability such as streamlining our loan origination operations in the manufactured housing and home equity divisions.

       The following chart reconciles our income (loss) before taxes for financial statement purposes to our taxable income (loss) for income tax purposes:

                                                          2001              2000             1999
                                                          ----              ----             ----
                                                                    (Dollars in millions)
Income (loss) before income taxes,
    extraordinary gain (loss), and
    cumulative effect of accounting change...........   $(165.2)          $(742.6)         $  34.0
Adjustments to determine taxable income:
    Net investment income ...........................     (37.2)             81.0            257.5
    Impairment charges ..............................     386.9             515.7            554.3
    Gain on sale of finance receivables..............       -                 -             (550.6)
    Provision for losses.............................     114.6              99.8             45.4
    Special charges..................................         -             211.2              -
    Extraordinary gain (loss) on extinguishment
        of debt......................................       9.4               -               (3.8)
    Cumulative effect of accounting change...........       -                70.0              -
    Issuance of common shares for stock option
       and for employee benefit plans................       -                 -               (9.4)
    Other............................................    (129.2)              8.1            142.6
                                                        -------           -------          -------

       Taxable income for income tax purposes........   $ 179.3           $ 243.2          $ 470.0
                                                        =======           =======          =======

       Based on our projections of future financial reporting income and assuming that our deferred income tax assets and liabilities reverse to the extent of future projected financial reporting income, we expect to utilize all of our net deferred income tax assets of $245.3 million over the next three to four years.

       Liabilities for Contingencies

       We are involved on an ongoing basis in lawsuits relating to our operations, including with respect to sales practices, and we and current and former officers and directors are defendants in pending class action lawsuits asserting claims under the securities laws and in derivative lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a significant impact on our results of operations and financial position.

       Results of operations for the three years ended December 31, 2001:

       The following tables and narratives summarize the results of our operations.

                                                                                      2001         2000           1999
                                                                                      ----         ----           ----
                                                                                           (Dollars in millions)
Contract originations:
   Manufactured housing.........................................................  $ 2,499.5    $ 4,395.8      $ 6,607.3
   Mortgage services............................................................    3,043.7      4,448.3        6,745.8
   Retail credit................................................................    3,585.8      2,582.1        2,036.0
   Consumer finance - closed-end................................................        -          544.6          790.7
   Floorplan....................................................................    2,101.5      3,950.4        5,559.1
   Discontinued.................................................................       86.8        969.1        3,370.1
                                                                                  ---------    ---------      ---------

     Total......................................................................  $11,317.3    $16,890.3      $25,109.0
                                                                                  =========    =========      =========

Sales of finance receivables:
   Manufactured housing.........................................................  $     3.6    $   600.7      $ 5,598.2
   Mortgage services............................................................      833.8        913.1        3,748.4
   Floorplan....................................................................        -            -            117.7
   Retained bonds...............................................................        -            -           (379.7)
   Discontinued lines...........................................................      802.3      1,174.9          574.5
                                                                                  ---------    ---------      ---------

     Total......................................................................  $ 1,639.7    $ 2,688.7      $ 9,659.1
                                                                                  =========    =========      =========

Managed receivables (average):
   Manufactured housing.........................................................  $25,979.1    $25,700.4      $22,899.2
   Mortgage services............................................................   12,555.5     13,254.6       10,237.5
   Retail credit................................................................    2,248.0      1,523.0          937.9
   Consumer finance - closed-end................................................    1,735.2      2,173.1        2,121.6
   Floorplan...................................................................     1,181.7      2,070.4        2,098.4
   Discontinued lines...........................................................      674.7      2,700.3        3,469.2
                                                                                  ---------    ---------      ---------

     Total......................................................................  $44,374.2    $47,421.8      $41,763.8
                                                                                  =========    =========      =========

Revenues:
   Net investment income:
     Finance receivables and other.............................................. $  2,260.2   $  1,945.0      $   647.1
     Interest-only securities...................................................       51.5        106.6          185.1
   Gain on sale of finance receivables..........................................       26.9          7.5          550.6
   Fee revenue and other income.................................................      345.0        385.7          372.7
                                                                                 ----------   ----------      ---------

     Total revenues.............................................................    2,683.6      2,444.8        1,755.5
                                                                                 ----------   ----------      ---------

Expenses:
   Provision for losses.........................................................      563.6        354.2          128.7
   Interest expense.............................................................    1,234.4      1,152.4          341.3
   Other operating costs and expenses...........................................      642.4        770.8          697.2
                                                                                 ----------   ----------      ---------

     Total expenses.............................................................    2,440.4      2,277.4        1,167.2
                                                                                 ----------   ----------      ---------

     Operating income before impairment charges, special charges, income
       taxes and extraordinary charge...........................................      243.2        167.4          588.3

Impairment charges..............................................................      386.9        515.7          554.3
Special charges.................................................................       21.5        394.3            -
                                                                                 ----------   ----------      ---------

     Income (loss) before income taxes and extraordinary charge................. $   (165.2)  $   (742.6)     $    34.0
                                                                                 ==========   ==========      =========

       General: We provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. The Company also markets physical damage and other credit protection relating to the loans it services.

       After September 8, 1999, we no longer structure our securitizations in a manner that results in recording a sale of the loans. Instead, new securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. In addition, our securitization transactions are structured so that the Company, as servicer for the loans, is able to exercise significant discretion in making decisions about the serviced portfolio. Pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales.

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

       During the last two years, Conseco has taken a number of actions with respect to the Company, including: (i) the sale, closing or runoff of several business units (including asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of loan origination operations in the manufactured housing and home equity lending divisions. These courses of action and the change to the portfolio method of accounting have caused significant fluctuations in account balances as further described below. In early 2002, we announced our decision to reduce the size of our floorplan lending business.

       The risks associated with our business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the home equity mortgage and manufactured housing businesses, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowing and increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of a default. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Proposed changes to the federal bankruptcy laws applicable to individuals would make it more difficult for borrowers to seek bankruptcy protection, and the prospect of these changes may encourage certain borrowers to seek bankruptcy protection before the law changes become effective, thereby increasing delinquencies. For our finance customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured homes may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, our servicing and litigation costs increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would adversely affect our financial condition and results of operations.

       Loan originations in 2001 were $11.3 billion, down 33 percent from 2000. Loan originations in 2000 were $16.9 billion, down 33 percent from 1999. The primary reason for the decrease was our decision to no longer originate certain lines of business and to manage our growth consistent with our revised business plan. This strategy allowed us to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

       Sales of finance receivables have decreased since 1999 as a result of the change in the structure of our securitizations. The sales of finance receivables in 2001 and 2000 are further explained below under "Gain on sale of finance receivables".

       Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on- sale revenue. Average managed receivables decreased to $44.4 billion in 2001, down 6.4 percent from 2000, and increased to $47.4 billion in 2000, up 14 percent over 1999.

       Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 16 percent, to $2,260.2 million, in 2001 and by 201 percent, to $1,945.0 million, in 2000, consistent with the increases in average on-balance sheet finance receivables following the September 8, 1999 change in the manner in which we structure our securitizations as described above. The weighted average yields earned on finance receivables and other investments were 12.8 percent, 13.0 percent and 11.1 percent during 2001, 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

       Net investment income on interest-only securities is the income recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 52 percent, to $51.5 million, in 2001 and by 42 percent, to $106.6 million, in 2000. These fluctuations are consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 13.2 percent, 13.4 percent and 14.6 percent during 2001, 2000 and 1999, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $533.8 million in 1999, $504.3 million in 2000 (including $70.2 million due to the accounting change described in note 1 to the accompanying consolidated financial statements) and $264.8 million in 2001 due to impairment charges. Impairment charges are further explained below.

       Gain on sales of finance receivables resulted from various loan sale transactions in 2001 and 2000. During 2001, we sold $1.6 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold. In 2000, we sold approximately $147.1 million of finance receivables in whole-loan sales resulting in net gains of $7.5 million. Gain on sales of finance receivables in 2000 excludes the gain realized on the sale of our bankcard portfolio which is included in special charges.

       During 1999, the Company sold $9.7 billion of finance receivables in securitizations structured as sales and recognized gains of $550.6 million. During 2001 and 2000, we recognized no gain on sale related to securitized transactions.

       Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 11 percent, to $345.0 million, in 2001 and increased by 3.5 percent, to $385.7 million, in 2000. The decrease in 2001 is primarily due to: (i) decreases in commission income as a result of reduced origination activities; (ii) the termination of sales of single premium credit life insurance; and (iii) a decrease of $16.7 million related to fee revenue earned on net assets which were returned to Conseco in the second quarter of 2000. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income, (which is net of the amortization of servicing assets and liabilities) was $115.3 million in 2001, $108.2 million in 2000 and $165.3 million in 1999. However, we expect servicing income to decline in future periods as the managed receivables in these securitizations are paid down. In 2000, the decrease in servicing income was partially offset by higher commissions and late fee income.

       Provision for losses increased by 59 percent, to $563.6 million, in 2001 and by 175 percent, to $354.2 million, in 2000. These amounts relate to our on-balance sheet receivables. The increase is principally due to the increase in loans held on our balance sheet and an increase in delinquencies. In 2001, on-balance sheet finance receivables increased 9.2 percent to $18.0 billion as compared to 2000. At December 31, 2001 and 2000, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 2.19 percent and 1.48 percent, respectively. Under the portfolio method, we estimate an allowance for credit losses based upon our assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in our allowance for credit losses are recognized as expense based on our current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

       Our credit losses as a percentage of related loan balances for our on-balance sheet portfolio have been increasing over the last several quarters (1.69 percent, 1.96 percent, 2.25 percent, 2.39 percent and 2.50 percent for the quarters ended December 31, 2000, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, respectively). We believe such increases reflect:
(i) the natural increase in delinquencies in some of our products as they age into periods at which we have historically experienced higher delinquencies;
(ii) the increase in retail credit receivables which typically experience higher credit losses; (iii) economic factors which have resulted in an increase in defaults; and (iv) a decrease in the recovery rates when repossessed properties are sold given current industry levels of repossessed assets.

       At December 31, 2001, the Company had a total of 24,131 unsold properties (15,531 of which relate to our off- balance sheet securitizations) in repossession or foreclosure, compared to 20,110 properties at December 31, 2000. We reduce the value of repossessed property to our estimate of net realizable value upon foreclosure. With respect to our managed manufactured housing portfolio, we liquidated 25,750 units at an average loss severity rate (the ratio of the loss realized, to the principal balance of the foreclosed loan) of 57 percent in 2001 compared to 23,861 units at an average loss severity rate of 54 percent in 2000. The loss severity rate related to our on-balance sheet manufactured housing portfolio was 49 percent in 2001, compared to 48 percent in 2000. We believe the higher average severity rate in 2001 related to our on-balance sheet manufactured housing portfolio is consistent with the aging of such portfolio. The higher industry levels of repossessed manufactured homes which we believe exist in the marketplace at December 31, 2001, may adversely affect recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher levels of repossessed inventory that currently exists in the marketplace may make it more difficult for us to liquidate our inventory at or near historical recovery rates. In order to maintain recovery levels, we may decide to hold inventory longer potentially causing our repossessed inventory level to temporarily grow. We believe that our severity rates are positively impacted by our use of retail channels to dispose of repossessed inventory (where the repossessed units are sold through: (i) Company-owned sales lots; or (ii) our dealer network). We currently liquidate approximately 70 percent of our repossessed units through the retail channel; thus, we rely less on the wholesale channel (through which recovery rates are typically lower). We intend to continue to focus on the retail channel in an effort to maximize our recovery rates.

       The Company believes that its historical loss experience has been favorably affected by various loss mitigation policies. Under one such policy, the Company works with the defaulting obligor and its dealer network to find a new buyer who meets our underwriting standards and is willing to assume the defaulting obligor's loan. Under other loss mitigation policies, the Company may permit qualifying obligors (obligors who are currently unable to meet the obligations under their loans, but are expected to be able to meet them in the future under modified terms) to defer scheduled payments or the Company may reduce the interest rate on the loan, in an effort to avoid loan defaults.

       Due to the prevailing economic conditions in 2001, the Company increased the use of the aforementioned mitigation policies. Based on past experience, we believe these policies will reduce the ultimate losses we recognize. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact our delinquency ratios. We attempt to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies are also considered when we determine the value of our retained interests in securitization trusts (including interest-only securities). Loss mitigation policies were applied to 8.8 percent of average managed accounts in 2001 compared to 7.0 percent in 2000. Such loss mitigation policies were applied to 1.3 percent, 1.5 percent, 2.9 percent and 3.1 percent of average managed accounts during the first, second, third and fourth quarters of 2001, respectively.

       Interest expense increased by 7.1 percent, to $1,234.4 million, in 2001 and by 238 percent, to $1,152.4 million, in 2000. Such fluctuations were the net result of: (i) increased borrowings to fund the increased finance receivables; and (ii) different average borrowing rates. Our average borrowing rate was 7.0 percent, 7.7 percent and 5.8 percent during 2001, 2000 and 1999, respectively. The decrease in average borrowing rates in 2001 as compared to 2000 is primarily due to the decrease in the general interest rate environment between periods.

       Under the portfolio method, we recognize interest expense on the securities issued to investors in the securitization trusts. These securities typically have higher interest rates than our other debt. However, the decrease in the average borrowing rate in 2001 was favorably impacted by the decrease in the general interest rate environment. The average borrowing rate during 1999 was favorably impacted by the use of relatively lower rate borrowings from the parent company to fund finance receivables. (Given the liquidity needs of our parent, its inability to access lower interest rate borrowings, and bank loan restrictions, our parent was unable to loan additional amounts to us during most of 2000 and 2001).

       Other operating costs and expenses include the costs associated with servicing our managed receivables, and non- deferrable costs related to originating new loans. Such expense decreased by 17 percent, to $642.4 million, in 2001 and increased by 11.0 percent, to $770.8 million, in 2000. In 2001, we began to realize the cost savings from the previously announced restructuring of the Company. In 2000, such costs increased consistent with the prior business plans for the Company, partially offset by cost savings from our restructuring activities. Other operating costs and expenses decreased $62.5 million to $345.5 million in the second half of 2000, as compared to the first half of 2000.

       Impairment charges represent reductions in the value of our retained interests in securitization trusts (including interest-only securities and servicing rights) recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

       We recognized an impairment charge of $264.8 million in 2001. During 2001, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we increased our default and severity assumptions related to the performance of the underlying loans to be consistent with our expectations. We also recognized a $122.1 million increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions. Such assumptions reflect that the service fees are subordinate to other cash flows in certain of our securitization transactions. We carry our servicing rights at the lower of carrying value or estimated fair value.

       During 2000, actual default and loss trends were worse than our previous estimates. In light of these trends, management analyzed the assumptions used to determine the estimated fair value of the interest-only securities and made changes to the credit loss assumptions and the discount rate used to determine the value of our securities. These changes also reflected other economic factors and further methodology enhancements made by the Company. As a result, the expected future cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes was reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million, or $45.5 million after the income tax benefit).

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

       Special charges for 2001 include: (i) the loss related to the sale of certain finance receivables of $11.2 million; (ii) severance benefits, litigation reserves and other restructuring charges of $12.8 million; (iii) a $7.5 million charge related to the decision to discontinue the sale of certain types of life insurance in conjunction with lending transactions; and (iv) a $10.0 million benefit due to the reduction in the value of the warrant held by Lehman Brothers, Inc. and its affiliates (collectively "Lehman") to purchase five percent of the Company, which was caused by a decrease in the value of the Company. Special charges recorded in 2000 include: (i) the $103.3 million reduction in the value of finance receivables identified for sale; (ii) the $53.0 million loss on the sale of asset-based loans; (iii) $29.5 million of costs related to closing offices and streamlining businesses; (iv) $35.8 million related to the abandonment of computer processing systems; (v) $30.3 million of fees paid to Lehman including a $25.0 million fee paid in conjunction with the sale of $1.3 billion of finance receivables to Lehman; (vi) the issuance of a warrant valued at $48.1 million related to the modification of the Lehman master repurchase financing facilities; (vii) the $51.0 million loss on sale of transportation loans and vendor services financing business; (viii) a $48.0 million increase in the allowance for loan losses at our bank subsidiary; and
(ix)

$4.7 million of net gains related to the sale of certain lines of business, net of other items. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

       ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements



                                                                                                                      Page
Report of Independent Accountants......................................................................................16

Consolidated Balance Sheet at December 31, 2001 and 2000...............................................................17

Consolidated Statement of Operations for the years ended
    December 31, 2001, 2000 and 1999...................................................................................18

Consolidated Statement of Shareholder's Equity
    for the years ended December 31, 2001, 2000 and 1999...............................................................19

Consolidated Statement of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999...................................................................................21

Notes to Consolidated Financial Statements.............................................................................22



                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
  and Shareholder of
  Conseco Finance Corp.

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Conseco Finance Corp. (formerly Green Tree Financial Corporation prior to its name change in November 1999) and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As discussed in note 1 to the consolidated financial statements, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in 2000.


                                       /s/ PricewaterhouseCoopers LLP
                                      ----------------------------------
                                           PricewaterhouseCoopers LLP


Minneapolis, Minnesota
March 29, 2002

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 2001 and 2000
                              (Dollars in millions)

                                     ASSETS


                                                                                             2001              2000
                                                                                             ----              ----
Retained interests in securitization trusts:
    Actively managed fixed maturities at fair value (amortized cost: 2001 - $704.9;
       2000 - $716.8)................................................................... $   528.5         $   494.6
    Interest-only securities at fair value (amortized cost: 2001 - $131.3; 2000 - $431.2)    141.7             432.9
                                                                                         ---------         ---------

       Total retained interests in securitization trusts................................     670.2             927.5
                                                                                         ---------         ---------

Cash and cash equivalents...............................................................     394.5             665.5
Cash held in segregated accounts for investors in securitizations.......................     550.2             551.3
Cash held in segregated accounts related to servicing agreements and
    securitization transactions.........................................................     994.6             866.7
Finance receivables.....................................................................   3,810.7           3,865.0
Finance receivables - securitized.......................................................  14,198.5          12,622.8
Receivables due from Conseco, Inc.......................................................     358.0             349.9
Income tax assets.......................................................................     267.2             208.6
Goodwill................................................................................       -                28.8
Other assets............................................................................     984.1             751.9
                                                                                         ---------         ---------

          Total assets.................................................................. $22,228.0         $20,838.0
                                                                                         =========         =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables.................................................................... $   550.2         $   551.3
   Liabilities related to certificates of deposit.......................................   1,790.3           1,873.3
   Other liabilities....................................................................     566.3             583.7
   Preferred stock dividends payable to Conseco, Inc....................................      86.1              18.6
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.  14,484.5          12,100.6
     Master repurchase agreements.......................................................   1,691.8           1,802.4
     Credit facility collateralized by retained interests in securitizations............     507.3             590.0
     Due to Conseco, Inc................................................................     249.5             786.7
     Other borrowings...................................................................     352.5             442.2
                                                                                         ---------         ---------

          Total liabilities.............................................................  20,278.5          18,748.8
                                                                                         ---------         ---------

Shareholder's equity:
   Preferred stock......................................................................     750.0             750.0
   Common stock and additional paid-in capital..........................................   1,209.4           1,209.4
   Accumulated other comprehensive loss (net of applicable deferred income tax
     benefit: 2001 - $63.8; 2000 - $81.6)...............................................    (108.6)           (139.1)
   Retained earnings....................................................................      98.7             268.9
                                                                                         ---------         ---------

          Total shareholder's equity....................................................   1,949.5           2,089.2
                                                                                         ---------         ---------

          Total liabilities and shareholder's equity.................................... $22,228.0         $20,838.0
                                                                                         =========         =========







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)


                                                                            2001             2000             1999
                                                                            ----             ----             ----
Revenues:
   Net investment income:
     Finance receivables and other..................................... $ 2,260.2         $1,945.0         $   647.1
     Interest-only securities..........................................      51.5            106.6             185.1
   Gain on sale:
     Securitization transactions.......................................       -                -               550.6
     Whole-loan sales..................................................      26.9              7.5               -
   Servicing income....................................................     115.3            108.2             165.3
   Fee revenue and other income........................................     229.7            277.5             207.4
                                                                        ---------         --------         ---------

       Total revenues..................................................   2,683.6          2,444.8           1,755.5
                                                                        ---------         --------         ---------

Expenses:
   Provision for losses................................................     563.6            354.2             128.7
   Interest expense....................................................   1,234.4          1,152.4             341.3
   Other operating costs and expenses..................................     642.4            770.8             697.2
   Impairment charges..................................................     386.9            515.7             554.3
   Special charges.....................................................      21.5            394.3               -
                                                                        ---------         --------         ---------

     Total expenses....................................................   2,848.8          3,187.4           1,721.5
                                                                        ---------         --------         ---------

     Income (loss) before income taxes, cumulative effect of
       accounting change and extraordinary gain (loss) on
       extinguishment of debt..........................................    (165.2)          (742.6)             34.0

Income tax benefit.....................................................     (56.4)          (262.8)            (16.4)
                                                                        ---------         --------         ---------

     Income (loss) before cumulative effect of accounting change
       and extraordinary gain (loss) on extinguishment of debt ........    (108.8)          (479.8)             50.4

Extraordinary gain (loss) on extinguishment of debt, net of income
       taxes...........................................................       6.1               -               (2.5)
Cumulative effect of accounting change, net of income taxes............        -             (45.5)              -
                                                                        ---------         --------         ---------

     Net income (loss).................................................    (102.7)          (525.3)             47.9

Preferred stock dividends..............................................      67.5             18.6               -
                                                                         --------         --------         ---------

     Net income (loss) applicable to common stock...................... $  (170.2)        $ (543.9)        $    47.9
                                                                        =========         ========         =========










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)


                                                                              Common stock      Accumulated other
                                                                  Preferred  and additional       comprehensive   Retained
                                                      Total         stock    paid-in capital      income (loss)   earnings
                                                      -----         -----    ---------------      -------------   --------
Balance, January 1, 1999.........................    $2,292.2      $  -        $1,338.3            $ (11.0)        $964.9

Comprehensive income (loss), net of tax:
   Net income....................................        47.9         -             -                  -             47.9
   Change in minimum pension liability
     adjustment (net of applicable income
     tax expense of $2.6 million)................         4.2         -             -                  4.2            -
   Change in unrealized depreciation of
     actively managed fixed maturity
     investments and interest-only securities
     (net of applicable income tax benefit
     of $7.6)....................................       (12.0)        -             -                (12.0)           -
                                                     --------

         Total comprehensive income..............        40.1         -

   Issuance of common stock......................       299.4         -           299.4                -              -
   Tax benefit related to issuance of shares
     under stock option plans....................         3.3         -             3.3                               -
   Dividends on common stock.....................      (200.0)        -             -                  -           (200.0)
                                                     --------      ------      --------            -------         ------

Balance, December 31, 1999.......................     2,435.0         -         1,641.0              (18.8)         812.8

   Comprehensive loss, net of tax:
     Net loss....................................      (525.3)        -             -                  -           (525.3)
     Change in unrealized depreciation of
       actively managed fixed maturity
       investments and interest-only securities
       (net of applicable income tax expense of
       $70.6 million)............................      (120.3)        -             -               (120.3)           -
                                                     --------

         Total comprehensive loss................      (645.6)        -

   Issuance of preferred stock...................       750.0       750.0           -                  -              -
   Repurchase of shares of common stock..........      (126.0)        -          (126.0)               -              -
   Return of capital.............................      (306.3)        -          (306.3)               -              -
   Dividends on preferred stock..................       (18.6)        -             -                  -            (18.6)
   Other.........................................          .7         -              .7                -              -
                                                     --------      ------      --------            -------         ------

Balance, December 31, 2000.......................    $2,089.2      $750.0      $1,209.4            $(139.1)        $268.9

                          (continued on following page)




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)


                                                                             Common stock      Accumulated other
                                                                  Preferred and additional       comprehensive    Retained
                                                        Total       Stock   paid-in capital      income (loss)    earnings
                                                        -----       -----   ---------------      -------------    --------

Balance, December 31, 2000 (carried forward
   from prior page)..............................    $2,089.2      $750.0      $1,209.4            $(139.1)        $268.9

Comprehensive income (loss), net of tax:
   Net loss......................................      (102.7)        -             -                  -           (102.7)
   Change in minimum pension liability
     adjustment (net of applicable income
     tax benefit of $2.3 million)................        (3.9)        -             -                 (3.9)           -
   Change in unrealized depreciation
     of actively managed fixed maturity
     investments and interest-only
     securities (net of applicable income tax
     expense of $21.7)...........................        34.4         -             -                 34.4            -
                                                     --------

         Total comprehensive loss................       (72.2)        -

   Dividends on preferred stock..................       (67.5)        -             -                  -            (67.5)
                                                     --------      ------      --------            -------         ------

Balance, December 31, 2001.......................    $1,949.5      $750.0      $1,209.4            $(108.6)        $ 98.7
                                                     ========      ======      ========            =======         ======





























                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              for the years ended December 31, 2001, 2000 and 1999
                              (Dollars in millions)



                                                                                            2001         2000          1999
                                                                                            ----         ----          ----
Cash flows from operating activities:
   Net investment income...............................................................  $ 2,141.2    $ 1,994.6     $ 1,009.0
   Points and origination fees.........................................................        -            -           390.0
   Fee revenue and other income........................................................      301.4        401.3         383.1
   Interest expense....................................................................   (1,212.3)    (1,038.7)       (293.5)
   Special charges.....................................................................       (3.1)       (44.8)        (20.9)
   Other operating costs...............................................................     (686.6)      (757.0)       (655.7)
   Taxes...............................................................................      (23.9)       (72.8)       (188.0)
                                                                                         ---------    ---------     ---------

     Net cash provided by operating activities.........................................      516.7        482.6         624.0
                                                                                         ---------    ---------     ---------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses.................      867.2      2,501.2       9,516.6
   Principal payments received on finance receivables..................................    8,611.3      8,490.1       7,487.2
   Finance receivables originated......................................................  (12,320.3)   (18,515.9)    (24,650.5)
   Sale of vendor services financing business..........................................      407.2          -             -
   Other...............................................................................     (111.3)      (262.3)       (120.0)
                                                                                         ---------    ---------     ---------

     Net cash used by investing activities ............................................   (2,545.9)    (7,786.9)     (7,766.7)
                                                                                         ---------    ---------     ---------

Cash flows from financing activities:
   Cash contributed by parent resulting from asset transfer............................        -            -            18.2
   Issuance of liabilities related to deposit products.................................    1,872.4      2,168.8       1,128.8
   Payments on liabilities related to deposit products.................................   (1,961.1)    (1,166.0)       (288.3)
   Issuance of notes payable and commercial paper......................................   11,755.6     20,452.1      22,220.3
   Payments on notes payable and commercial paper......................................   (9,666.9)   (13,202.8)    (15,321.3)
   Change in cash held in restricted accounts for settlement of collateralized
     borrowings........................................................................     (241.8)      (689.7)        (76.8)
   Repurchase of shares of common stock................................................        -         (126.0)          -
   Common stock dividends paid ........................................................        -            -          (200.0)
                                                                                         ---------    ---------     ---------

     Net cash provided by financing activities.........................................    1,758.2      7,436.4       7,480.9
                                                                                         ---------    ---------     ---------

     Net increase (decrease) in cash and cash equivalents..............................     (271.0)       132.1         338.2

Cash and cash equivalents, beginning of year...........................................      665.5        533.4         195.2
                                                                                         ---------    ---------     ---------

Cash and cash equivalents, end of year.................................................  $   394.5    $   665.5     $   533.4
                                                                                         =========    =========     =========










                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

       Description of Business

       Conseco Finance Corp. ("we", "Conseco Finance", or the "Company", formerly Green Tree Financial Corporation prior to its name change in November
1999) is a financial services holding company that originates, securitizes and services manufactured housing, home equity, home improvement, retail credit and floorplan loans (references to loans made by the Company include both cash advances and purchases of obligations). Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

       During the last two years, Conseco has taken a number of actions with respect to the Company, including: (i) the sale, closing or runoff of several business units (including asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of loan origination operations in the manufactured housing and home equity lending divisions. These actions had a significant effect on the Company's operating results during 2001 and 2000. In early 2002, we announced our decision to reduce the size of our floorplan lending business.

       Basis of Presentation

       The following summary explains the significant accounting policies we use to prepare our financial statements. We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP"). We follow the accounting standards established by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants and the Securities and Exchange Commission.

       Our consolidated financial statements exclude the results of material transactions between us and our consolidated affiliates, or among our consolidated affiliates. We reclassified certain amounts in our 2000 and 1999 consolidated financial statements and notes to conform with the 2001 presentation. These reclassifications have no effect on net income (loss) or shareholder's equity.

       Retained Interests in Securitization Trusts

       Retained interests in securitization trusts represent the right to receive certain future cash flows from securitization transactions structured prior to our September 8, 1999 announcement (see "Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights" below). Such cash flows generally are equal to the value of the principal and interest to be collected on the underlying financial contracts of each securitization in excess of the sum of the principal and interest to be paid on the securities sold and contractual servicing fees. These interests include interests represented by:
(i) actively managed fixed maturities of $528.5 million; and (ii) interest-only securities of $141.7 million. We carry these retained interests at estimated fair value. We determine fair value by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We determine the appropriate discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. The discount rate was 16 percent at December 31, 2001. We record any unrealized gain or loss determined to be temporary, net of tax, as a component of shareholder's equity. With the adoption of EITF Issue No. 99- 20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") on July 1, 2000, declines in value are considered to be other than temporary when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. See note 3 for additional discussion of gain on sale of receivables and interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

       We reduce the carrying value of finance receivables to net realizable value at the earlier of: (i) six months of contractual delinquency; or (ii) when we take possession of the property securing the finance receivable.

       Goodwill

       Goodwill is the excess of the amount we paid to acquire a company over the fair value of its net assets. We amortized goodwill on the straight-line basis generally over a 20-year period. The total accumulated amortization of goodwill was $12.0 million at December 31, 2000. The goodwill balance at December 31, 2000, of $28.8 million was a portion of the net assets of our vendor services financing business which was sold in the first quarter of 2001. The Company has no remaining goodwill as of December 31, 2001. See "Recently Issued Accounting Standards" below for a discussion of new accounting standards applicable to goodwill which are effective beginning on January 1, 2002.

       Liabilities Related to Certificates of Deposit

       These liabilities relate to the certificates of deposits issued by our bank subsidiaries. The liability and interest expense account are also increased for the interest which accrues on the deposits. At December 31, 2001 and 2000, the weighted average interest crediting rate on these deposits was 4.7 percent and 6.9 percent, respectively.

       Income Taxes

       Our income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities and net operating loss carryforwards. In assessing the realization of deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, a valuation allowance will be established.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

       Use of Estimates

       When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect various reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. For example, we use significant estimates and assumptions in calculating values for actively managed fixed maturities interest-only securities, servicing rights, goodwill, liabilities for deposit products, liabilities related to litigation, liabilities related to guarantees of securitized debt issued in conjunction with certain sales of finance receivables, gain on sale of finance receivables, allowance for credit losses on finance receivables and the reliance on generating adequate future taxable income to support deferred income tax assets. If our future experience differs materially from these estimates and assumptions, our financial statements would be affected.

       Revenue Recognition for Sales of Finance Receivables and Amortization of Servicing Rights

       Subsequent to September 8, 1999, we are using the portfolio method (the accounting method required for securitizations which are now structured as secured borrowings) to account for securitization transactions. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140").

       For securitizations structured prior to September 8, 1999, we accounted for the transfer of finance receivables as sales. In applying generally accepted accounting principles to our securitized sales, we recognized a gain, representing the difference between the proceeds from the sale (net of related sale costs) and the carrying value of the component of the finance receivable sold. We determined such carrying value by allocating the carrying value of the finance receivables between the portion we sold and the interests we retained (generally interest-only securities, servicing rights and, in some instances, other securities), based on each portion's relative fair values on the date of the sale.

       During 1999, the Company sold $9.7 billion of finance receivables in securitizations structured as sales and recognized gains of $550.6 million. The gains recognized were dependent in part on the previous carrying value of the finance receivables included in the securitization transactions, allocated between the assets sold and our retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices were used if available. However, quotes were generally not available for retained interests, so we estimated the fair values based on the present value of future expected cash flows using our estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

       We amortize the servicing rights we retain after the sale of finance receivables, in proportion to, and over the estimated period of, net servicing income.

       We evaluate servicing rights for impairment on an ongoing basis, stratified by product type and securitization period. To the extent that the recorded amount exceeds the fair value for any strata, we establish a valuation allowance through a charge to earnings. If we determine, upon subsequent measurement of the fair value of these servicing rights, that the fair value equals or exceeds the amortized cost, any previously recorded valuation allowance would be deemed unnecessary and restored to earnings.

       Fair Values of Financial Instruments

       We use the following methods and assumptions to determine the estimated fair values of financial instruments:

       Retained interests in securitization trusts. Such retained interests include actively managed fixed maturities and interest-only securities. The actively managed fixed maturities are valued by discounting the expected future cash flows using a current market rate appropriate for the yield, credit quality, and the maturity of the investment being priced. The interest-only securities are valued by discounting the future expected cash flows over the expected life of the receivables sold using current estimates of future prepayment, default, loss severity and interest rates. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities.

       Cash and cash equivalents. The carrying amount for these instruments approximates their estimated fair value.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

       Here are the estimated fair values of our financial instruments:


                                                                              2001                          2000
                                                                   ------------------------      ------------------------
                                                                   Carrying           Fair       Carrying           Fair
                                                                    Amount            Value       Amount            Value
                                                                    ------            -----       ------            -----
                                                                                    (Dollars in millions)
Financial assets:
   Retained assets in securitization trusts:
     Actively managed fixed maturities.......................... $   528.5        $   528.5     $   494.6      $    494.6
     Interest-only securities...................................     141.7            141.7         432.9           432.9
                                                                 ---------        ---------     ---------      ----------

       Total retained interests in securitization trusts........ $   670.2        $   670.2     $   927.5      $    927.5
                                                                 =========        =========     =========      ==========

   Cash and cash equivalents.................................... $   394.5        $   394.5     $   665.5      $    665.5
   Finance receivables (including finance
     receivables - securitized).................................  18,009.2         18,376.7      16,487.8        17,108.7

Financial liabilities:
   Liabilities related to certificates of deposit...............   1,790.3          1,790.3       1,873.3         1,873.3
   Notes payable:
     Notes payable..............................................   2,551.6          2,475.2       2,834.6         2,755.6
     Notes payable due to Conseco...............................     249.5            249.5         786.7           786.7
     Related to securitized finance receivables structured
       as collateralized borrowings.............................  14,484.5         14,774.3      12,100.6        12,323.8

       Cumulative Effect of Accounting Change

       During the third quarter of 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 99-20, a new accounting requirement for the recognition of impairment on interest-only securities and other retained beneficial interests in securitized financial assets.

       Under the prior accounting rule, declines in the value of our interest-only securities and other retained beneficial interests in securitized financial assets were recognized in the statement of operations when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the interest-only security.

       Under the new accounting rule, declines in value are recognized when: (i) the fair value of the retained beneficial interests are less than their carrying value; and (ii) the timing and/or amount of cash expected to be received from the retained beneficial interests have changed adversely from the previous valuation which determined the carrying value of the retained beneficial interests. When both occur, the retained beneficial interests are written down to fair value.

       We adopted the new accounting rule on July 1, 2000. The cumulative effect of the accounting change for periods prior to July 1, 2000 was a charge to the statement of operations of $45.5 million (net of an income tax benefit of $24.7 million) related to interest-only securities.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Impairment Charge

       During 2001 and 2000, our interest-only securities did not perform as well as anticipated. In addition, our expectations regarding future economic conditions changed. Accordingly, we changed various underlying assumptions (including default, severity, credit loss and discount rate assumptions) related to the future performance of the underlying loans to be consistent with our expectations. As a result, the expected future cash flows (including any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts) from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20 (described above under "Cumulative Effect of Accounting Change"), the effect of these changes was reflected immediately in earnings as an impairment charge. In 2001, we recognized an impairment charge of $264.8 million ($171.3 million after the income tax benefit) related to our interest-only securities. We also recognized a $122.1 million ($79.1 million after the income tax benefit) increase in the valuation allowance related to our servicing rights as a result of the changes in assumptions in 2001. In 2000, the effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $515.7 million ($324.9 million after the income tax benefit) in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit).

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

       Recently Issued Accounting Standards

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company is required to implement this standard beginning January 1, 2002. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

       The FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, intangible assets with an indefinite life will no longer be amortized in periods subsequent to December 31, 2001, but will be subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. As we currently have no goodwill, the new rules should not have a material impact on the earnings and financial position of the Company.

       SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, and prospectively prohibits the use of the pooling-of-interests method. Conseco accounted for its 1998 acquisition of Green Tree Financial Corporation (subsequently renamed "Conseco Finance") using the pooling-of-interests method. The new rules do not permit us to change the method of accounting for previous acquisitions accounted for using the pooling-of-interests method.

       The FASB issued SFAS 140, which is a replacement for Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"; and a related implementation guide in September 2000. SFAS 140 and the implementation guide have changed the criteria that must be met for securitization transactions to be recorded under the portfolio method. We did not need to make any significant changes to our securitization structures to meet the new criteria which are effective for securitization transactions completed after March 31, 2001. We first adopted the SFAS 140 requirement for additional disclosures on securitization in our December 31, 2000, consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138") requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. We adopted SFAS 133 on January 1, 2001. The initial adoption of the new standard did not have a material impact on the Company's financial position or results of operations and there was no cumulative effect of an accounting change related to its adoption.

       Warrant for Five Percent of the Common Stock of Conseco Finance

       As partial consideration for a financing transaction, we issued a warrant which permits the holder to purchase 5 percent of the Company at a nominal price. The holder of the warrant or the Company may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Additionally, until May 2003, the holder has the right (subject to certain terms and conditions) to convert the warrant into preferred stock of Conseco (see note 10). Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2001 was $38.1 million. The estimated value was determined based on discounted cash flow and market multiple valuation techniques. During 2001, we recognized a $10.0 million benefit as a result of the decreased value of the warrant (which was classified as a reduction to special charges - see note 7).

       2. BUSINESS CONDITIONS AND LIQUIDITY CONSIDERATIONS:

       At December 31, 2001, we had $161.9 million par value of senior subordinated notes due in June 2002 and $186.0 million par value of medium term notes due in September 2002. We have a recent history of losses. We had net losses applicable to common stock of $170.2 million and $543.9 million for the years ended December 31, 2001 and 2000. Our parent, Conseco, also has significant debt service and other cash requirements and depends on cash flows from us to meet its liquidity needs.

       Our finance operations require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitization and sales of loans; and (iii) cash provided by operations. During 2001 and the last half of 2000, the finance segment significantly slowed the origination of finance receivables. This strategy allowed the finance segment to enhance net interest margins, to reduce the amount of cash required for new loan originations, and to transfer cash to the parent company.

       The liquidity needs of our finance operations could increase in the event of an extended economic slowdown or recession. Loss of employment, increases in cost-of-living or other adverse economic conditions could impair the ability of our customers to meet their payment obligations. Higher industry levels of repossessed manufactured homes may affect recovery rates and result in decreased cash flows. In addition, in an economic slowdown or recession, our servicing and litigation costs would probably increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have an adverse effect on our liquidity.

       The most significant source of liquidity for our finance operations has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Adverse changes in the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis. Any such impairment could have a material adverse effect upon our business and results of operations. The securitization market is sensitive to the credit ratings of Conseco Finance in connection with our securitization program. A negative change in the credit ratings of Conseco Finance could have a material adverse effect on our ability to access capital through the securitization market. Factors considered by the rating agencies in assigning such ratings include corporate guarantees, payment priority, current and anticipated credit enhancement levels, quality of the current and expected servicing, as well as additional factors associated with each distinct asset type. Market participants' concerns with Conseco Finance's limited financial flexibility, as reflected by the current senior unsecured ratings, may have an effect on liquidity in future securitization transactions. In addition, certain manufactured housing transactions have had ratings actions that have either lowered the original ratings or placed on credit watch certain debt classes.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


These rating actions could have an effect on Conseco Finance's access to liquidity in the securitization market in the future. In addition, the securitization market for many types of assets is relatively undeveloped and may be more susceptible to market fluctuations or other adverse changes than more developed capital markets. Although we have alternative sources of funding, principally warehouse and bank credit facilities as well as loan sales, these alternatives may not be sufficient for us to continue to originate loans at our current origination levels.

       We have taken a number of actions designed to improve our liquidity and increase the efficiency of our business operations. These actions include: (i) the sale, closing or runoff of several business units (including asset-based lending, vendor leasing, bankcards, transportation and park construction); (ii) monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (iii) cost savings and restructuring of ongoing businesses such as the streamlining of credit origination operations in the manufactured housing and home equity lending divisions. In addition, we moved a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. These actions had a significant effect on the Company's operating results during 2000 and 2001. In early 2002, we announced our decision to reduce the size of our floorplan lending business. We have identified a number of cash flow generating initiatives, which we expect to complete during 2002.

       In March 2002, we completed a tender offer pursuant to which we purchased $75.8 million par value of our senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the senior subordinated notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $58.4 million (of which $23.7 million is held by Conseco). Also, during the first quarter of 2002, we announced the tendering for all our remaining public debt - $167 million due in September 2002 and $4 million due in April 2003. (Such amounts reflect all 2002 debt repurchases completed prior to announcing the tender offer). Such offer expires on April 12, 2002. The tender offer price is equal to 100 percent of the principal amount of the notes plus accrued interest.

       In the first quarter of 2002, we entered into various transactions with Lehman which are described in note 10.

       We believe that the cash flows to be generated from operations and other transactions will be sufficient to allow us to meet our debt obligations in 2002. We have taken a number of actions over the past two years to increase the efficiency of our operations. However, our results for future periods beyond 2002 are subject to numerous uncertainties. We may not be able to improve or sustain positive cash flows from operations. Our liquidity could be significantly affected if improvements do not occur. Failure to generate sufficient cash flows from operations, asset sales or financing transactions would have a material adverse effect on our liquidity.

       3. FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION TRUSTS:

       Subsequent to September 8, 1999, we are using the portfolio method to account for securitization transactions. Our securitizations are now structured in a manner that requires them to be accounted for under the portfolio method, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to SFAS 140.

       We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized". The average interest rate on these receivables was
12.5 percent and 12.2 percent at December 31, 2001 and 2000, respectively. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings".

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following table summarizes our finance receivables - securitized by business line and categorized as either: (i) a part of our continuing lines; or
(ii) a part of the business units we have decided to sell, close or runoff (the "discontinued lines"):


                                                                                                December 31,
                                                                                           ---------------------
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing............................................................... $ 6,940.4         $ 5,602.1
   Mortgage services..................................................................   5,658.2           5,126.0
   Retail credit......................................................................     878.9             653.8
   Consumer finance - closed-end......................................................     580.8             247.3
   Floorplan (a)......................................................................     436.9             637.0
                                                                                       ---------         ---------

                                                                                        14,495.2          12,266.2
   Less allowance for credit losses...................................................     296.7             167.9
                                                                                       ---------         ---------

     Net finance receivables - securitized for continuing lines.......................  14,198.5          12,098.3
                                                                                       ---------         ---------

Discontinued lines....................................................................       -               531.0
   Less allowance for credit losses...................................................       -                 6.5
                                                                                       ---------         ---------

     Net finance receivables - securitized for discontinued lines.....................       -               524.5
                                                                                       ---------         ---------

     Total finance receivables - securitized.......................................... $14,198.5         $12,622.8
                                                                                       =========         =========

------------------
(a) We have recently decided to reduce the size of our floorplan lending business.

       The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                               December 31,
                                                                                           ---------------------
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing...............................................................  $  609.3          $  263.0
   Mortgage services..................................................................   1,128.9           1,373.1
   Retail credit......................................................................   1,811.1           1,110.1
   Consumer finance closed-end........................................................       6.3             575.1
                                                                                        --------          --------

                                                                                         3,555.6           3,321.3
   Less allowance for credit losses...................................................     111.6              98.3
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,444.0           3,223.0
                                                                                        --------          --------

Discontinued lines....................................................................     379.7             676.1
   Less allowance for credit losses...................................................      13.0              34.1
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................     366.7             642.0
                                                                                        --------          --------

     Total other finance receivables..................................................  $3,810.7          $3,865.0
                                                                                        ========          ========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The changes in the allowance for credit losses included in finance receivables were as follows:

                                                                                    2001          2000         1999
                                                                                    ----          ----         ----
                                                                                         (Dollars in millions)
Allowance for credit losses, beginning of year..................................   $306.8        $ 88.4       $ 43.0
Additions to the allowance:
   Provision for losses.........................................................    563.6         354.2        128.7
   Provision for losses related to discontinued lines (included in
     special charges - see note 7)..............................................      -            45.9          -
   Provision for losses related to regulatory changes related to our bank
     subsidiary (included in special charges - see note 7)......................      -            48.0          -
   Change in allowance due to purchases and sales of certain
     finance receivables........................................................      (.1)         24.7          -
Credit losses...................................................................   (449.0)       (254.4)       (83.3)
                                                                                   ------        ------       ------

Allowance for credit losses, end of year........................................   $421.3        $306.8       $ 88.4
                                                                                   ======        ======       ======

       The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Together, the interest-only securities and the lower-rated securities (classified as actively managed fixed maturity securities) represent our retained interests in these securitization trusts. The total value of our retained interests was $670.2 million and $927.5 million at December 31, 2001 and 2000, respectively.

       Retained interests in securitization trusts totaled $670.2 million, $927.5 million and $1,599.3 million at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, such interests were comprised of: (i) actively managed fixed maturity securities totaling $528.5 million, $494.6 million and $694.3 million, respectively; and (ii) interest-only securities totaling $141.7 million, $432.9 million and $905.0 million, respectively. We consider any estimated payments related to guarantees in determining the value of our interest-only securities.

       We completed various loan sale transactions in 2001 and 2000. During 2001, we sold $1.6 billion of finance receivables which included: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $269.0 million of other loans. These sales resulted in net gains of $26.9 million. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. In the future, the Company will sell this interest, if it can be sold at a reasonable price. The Company did not provide any guarantees with respect to the performance of the loans sold. In 2000, we sold approximately $147.1 million of finance receivables in whole-loan sales resulting in net gains of $7.5 million.

       During 1999, the Company sold $9.7 billion of finance receivables in securitizations structured as sales and recognized gains of $550.6 million. During 2001 and 2000, we recognized no gain on sale related to securitized transactions.

       The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We determine the appropriate discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes."

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       As described in note 1 under the caption entitled "Impairment Charge", the Company adopted the requirements of EITF 99-20 effective July 1, 2000. During 2001 and 2000, our interest-only securities did not perform as well as anticipated. As a result, we changed various underlying assumptions (including default, severity, credit loss and discount rate assumptions) which are used to determine the value of the interest-only securities. These changes were made as a result of: (i) the adverse default and loss trends that were experienced; and
(ii) our expectations regarding future economic conditions. As a result of these changes, the cash flows from interest-only securities changed adversely from previous estimates. Pursuant to the requirements of EITF 99-20, the effect of these changes were reflected immediately in earnings as an impairment charge. The effect of the impairment charge and adjustments to the value of our interest-only securities and servicing rights totaled $386.9 million ($250.4 million after the income tax benefit) for 2001 and $515.7 million ($324.9 million after the income tax benefit) for 2000 (in addition to the cumulative effect of adopting EITF 99-20 of $70.2 million ($45.5 million after the income tax benefit)).

       Increases in the estimated fair value of our interest-only securities which result from favorable changes in the expected timing and/or amount of cash flows from our previous valuation estimates are recognized as adjustments to shareholder's equity, which are recognized as a yield adjustment in income over the life of the interest-only security. Such favorable changes resulted in increases in unrealized appreciation of $8.7 million and $12.9 million during 2001 and 2000, respectively.

       The following table summarizes certain cash flows received from and paid to the securitization trusts during 2001 and 2000 (dollars in millions):

                                                                                          2001                    2000
                                                                                      -------------          --------------
Servicing fees received.........................................................        $  71.7             $   123.8
Cash flows from interest-only securities, net...................................           14.3                 187.6
Cash flows from retained bonds..................................................           82.8                  69.9
Servicing advances paid.........................................................         (677.0)             (1,056.1)
Repayment of servicing advances.................................................          665.2               1,063.5

       We have projected that the adverse loss experience in 2001 will continue into 2002 and then improve over time. As a result of these assumptions, we project that payments related to all guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $90 million in 2002 and $60 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15 million in 2005 and by approximately $580 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities. See note 6 for additional information about the guarantees.

       Effective September 30, 2001, we transferred substantially all of our interest-only securities into a trust. No gain or loss was recognized upon such transfer. In return, we received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman Brothers, Inc. and affiliates (collectively "Lehman") purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $55.2 million at December 31, 2001. The Company continues to be the servicer of the finance receivables underlying the interest-only securities sold to the trust. Lehman has the ability to sell their interest back to the trust after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment test for these securities will be conducted on a single set of cash flows representing the Company's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security may be offset by positive changes in another. The new structure will not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       At December 31, 2001, key economic assumptions used to determine the estimated fair value of our retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent changes in those assumptions are as follows:


                                                                            Home equity/                 Interest
                                                             Manufactured       home           Consumer/  held by
                                                                housing      improvement       equipment  others       Total
                                                                -------     ------------       ---------  ------       -----
                                                                                    (Dollars in millions)
Carrying amount/fair value of retained interests:

     Interest-only securities...............................     $ 32.3       $155.8           $ 8.8     ($55.2)      $141.7
     Servicing assets (liabilities).........................      (22.2)         6.4            (1.9)       -          (17.7)
     Bonds..................................................      274.8        233.7            20.0        -          528.5
                                                                  -----       ------           -----   --------       ------

         Total retained interests...........................     $284.9       $395.9           $26.9     ($55.2)      $652.5
                                                                 ======       ======           =====     ======       ======

Cumulative principal balance of sold finance
     receivables............................................  $17,732.2     $4,947.4        $1,210.1               $23,889.7
Weighted average life in years..............................        7.0          3.9             2.6                     6.2
Weighted average stated customer interest rate
     on sold finance receivables............................        9.8%        12.0%           10.6%                   10.3%
Assumptions to determine estimated fair value
     and impact of favorable and adverse changes:

Expected prepayment speed as a percentage
     of principal balance of sold finance receivables (a)...        7.1%        17.4%           18.8%                    9.8%

     Impact on fair value of 10 percent favorable change....      $10.9        $15.6             $.8                   $27.3

     Impact on fair value of 20 percent favorable change....       20.5         34.8             1.7                    57.0

     Impact on fair value of 10 percent adverse change......       (5.7)       (15.0)            (.6)                  (21.3)

     Impact on fair value of 20 percent adverse change......      (12.7)       (23.6)           (1.2)                  (37.5)

Expected future nondiscounted credit losses as a
     percentage of principal of related finance
     receivables (a)........................................       11.7%         7.4%            6.1%                   10.6%

     Impact on fair value of 10 percent favorable change....     $131.2        $30.3            $5.5                  $167.0

     Impact on fair value of 20 percent favorable change....      230.4         73.2            11.1                   314.7

     Impact on fair value of 10 percent adverse change......     (122.5)       (14.9)           (4.1)                 (141.5)

     Impact on fair value of 20 percent adverse change......     (239.5)       (29.2)           (8.3)                 (277.0)

Residual cash flow discount rate (annual)...................       16.0%        16.0%           16.0%                   16.0%

     Impact on fair value of 10 percent favorable change....      $37.6        $28.1            $1.7                   $67.4

     Impact on fair value of 20 percent favorable change....       81.7         59.7             3.4                   144.8

     Impact on fair value of 10 percent adverse change......      (29.6)       (24.5)           (1.5)                  (55.6)

     Impact on fair value of 20 percent adverse change......      (55.4)       (46.2)           (3.5)                 (105.1)








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

       The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                            Principal balance
                                                                             60 days or more             Net credit
                                                   Principal balance            past due                   losses
                                                -----------------------  ---------------------             ------
                                                                                                     for the year ended
                                                                at December 31,                          December 31,
                                                ----------------------------------------------        -----------------
                                                2001           2000           2001        2000        2001         2000
                                                ----           ----           ----        ----        ----         ----
                                                                            (Dollars in millions)
Type of finance receivables

Manufactured housing......................   $25,575.1       $26,314.4       $610.5      $569.3    $  555.5       $413.9
Home equity/home improvement..............    11,851.4        13,307.0        139.9       120.5       244.4        154.6
Consumer..................................     4,198.8         3,887.4        112.6        76.4       225.5        181.0
Commercial................................     1,377.0         3,077.1         16.2        35.2        38.3         95.5
                                             ---------       ---------       ------      ------    --------       ------

Total managed receivables.................    43,002.3        46,585.9        879.2       801.4     1,063.7        845.0

Less finance receivables securitized......    24,297.3        29,636.0        464.9       536.6       614.7        590.6
                                             ---------       ---------       ------      ------    --------       ------

Finance receivables held on balance sheet
   before allowance for credit losses and
   deferred points and other, net.........    18,705.0        16,949.9       $414.3      $264.8    $  449.0       $254.4
                                                                             ======      ======    ========       ======

Less allowance for credit losses..........       421.3           306.8

Less deferred points and other, net.......       274.5           155.3
                                             ---------       ---------

Finance receivables held on
   balance sheet..........................   $18,009.2       $16,487.8
                                             =========       =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Activity in the interest-only securities account during 2001, 2000 and 1999 is as follows:

                                                                                        2001         2000        1999
                                                                                        ----         ----        ----
                                                                                             (Dollars in millions)

Balance, beginning of year........................................................... $ 432.9     $ 905.0      $1,305.4
   Additions resulting from securitizations during the year..........................    -            -           393.9
   Additions resulting from clean-up calls (a).......................................    45.3       100.3           -
   Investment income.................................................................    51.5       106.6         185.1
   Cash paid (received):
     Gross cash received.............................................................   (89.2)     (210.8)       (442.6)
     Guarantee payments related to bonds held by others..............................    32.7        22.3           -
     Guarantee payments related to retained bonds (included in actively managed
       fixed maturities).............................................................    42.2          .9           -
   Impairment charge to reduce carrying value........................................  (264.8)     (434.1)       (533.8)
   Sale of securities related to a discontinued line.................................   (12.4)        -             -
   Interest purchased by Lehman in conjunction with securitization transaction.......   (55.2)        -             -
   Transfer to servicing rights in conjunction with securitization transaction.......   (50.0)        -             -
   Cumulative effect of change in accounting principle...............................     -         (70.2)          -
   Change in unrealized appreciation (depreciation) charged to shareholder's equity..     8.7        12.9          (3.0)
                                                                                      -------     -------      --------

Balance, end of year................................................................. $ 141.7     $ 432.9      $  905.0
                                                                                      =======     =======      ========

-------------------
(a) During 2001 and 2000, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities and to deposit into the securitization trust additional cash in excess of the collateral amount.

       4. INCOME TAXES:

       Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities. These amounts are reflected in the balance of our income tax assets which totaled $267.2 million at December 31, 2001. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position. The components of the Company's income tax assets and liabilities were as follows:

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

                                                                                                      2001           2000
                                                                                                      ----           ----
                                                                                                        (Dollars in millions)
Deferred tax assets (liabilities):
    Net operating loss carryforwards.............................................................    $  -          $  6.3
    Deductible timing differences:
       Interest-only securities..................................................................     (75.2)         32.2
       Unrealized depreciation...................................................................      61.5          81.6
       Allowance for loan losses.................................................................     148.2         116.6
       Other.....................................................................................     110.8         (33.1)
                                                                                                     ------        ------

          Total deferred tax assets..............................................................     245.3         203.6
Current income taxes prepaid.....................................................................      21.9           5.0
                                                                                                     ------        ------

          Net income tax assets..................................................................    $267.2        $208.6
                                                                                                     ======        ======

       Income tax expense (benefit) was as follows:

                                                                                               2001       2000       1999
                                                                                               ----       ----       ----
                                                                                                  (Dollars in millions)


Current tax provision.....................................................................   $  59.5    $  60.6    $ 169.2
Deferred tax provision (benefit)..........................................................    (115.9)    (323.4)    (185.6)
                                                                                             -------    -------     ------

               Income tax benefit.........................................................   $ (56.4)   $(262.8)    $(16.4)
                                                                                             =======    =======     ======

       The income tax benefit differed from that computed at the applicable federal statutory rate (35 percent) for the following reasons:

                                                                                                2001       2000       1999
                                                                                                ----       ----       ----
                                                                                                   (Dollars in millions)

Tax expense (benefit) on income (loss) before income taxes at statutory rate................. $(57.8)   $(259.9)    $ 12.0
Other  ......................................................................................     .2        1.6        1.2
Settlement of tax issues related to revenue recognized as gain on sale of
   finance receivables.......................................................................     -         -        (30.2)
State taxes, net.............................................................................    1.2       (4.5)        .6
                                                                                              ------    -------     ------

       Income tax benefit.................................................................... $(56.4)   $(262.8)    $(16.4)
                                                                                              ======    =======     ======

       No valuation allowance has been provided on our deferred income tax assets at December 31, 2001, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

       At December 31, 2001, we did not have any net operating loss carryforwards. However, if our deferred income tax assets started to reverse into net operating losses, we would have 20 years to generate future taxable income and utilize these potential net operating losses before they would begin to expire under current tax law. In recent years, we have had losses before income taxes for financial reporting purposes. However, we believe that existing levels of income from our continuing operations coupled with changes in our operations that either have taken place or will take place are sufficient to generate the levels of taxable income needed to utilize our net deferred income tax assets. Such changes include: (i) various cost saving initiatives; (ii) the transfer of certain customer service and backroom operations to our India subsidiary; and (iii) restructuring our business to increase profitability such as stream lining our loan origination operations in the manufactured housing and home equity divisions.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       The following chart reconciles our income (loss) before taxes for financial statement purposes to our taxable income (loss) for income tax purposes:

                                                            2001             2000             1999
                                                            ----             ----             ----
                                                                    (Dollars in millions)
Income (loss) before income taxes,
    extraordinary gain (loss), and
    cumulative effect of accounting change.............  $(165.2)         $(742.6)         $  34.0
Adjustments to determine taxable income:
    Net investment income.............................     (37.2)            81.0            257.5
    Impairment charges ................................    386.9            515.7            554.3
    Gain on sale of finance receivables................      -                -             (550.6)
    Provision for losses...............................    114.6             99.8             45.4
    Special charges....................................      -              211.2              -
    Extraordinary gain (loss) on extinguishment
        of debt........................................      9.4              -               (3.8)
    Cumulative effect of accounting change.............      -               70.0              -
    Issuance of common shares for stock option and
       for employee benefit plans......................      -                -               (9.4)
    Other..............................................   (129.2)             8.1            142.6
                                                         -------          -------          -------

       Taxable income for income tax purposes..........  $ 179.3          $ 243.2          $ 470.0
                                                         =======          =======          =======

       Based on our projections of future financial reporting income and assuming that our deferred income tax assets and liabilities reverse to the extent of future projected financial reporting income, we expect to utilize all of our net deferred income tax assets of $245.3 million over the next three to four years.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       5. NOTES PAYABLE:

       Notes Payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings)

       Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 2001 and 2000, were as follows (interest rates as of December 31, 2001):

                                                                                      2001                2000
                                                                                      ----                ----
                                                                                         (Dollars in millions)

Master repurchase agreements due on various dates in 2002 and 2003 (2.7%).........  $1,679.0           $1,806.9
Credit facility collateralized by retained interests in securitizations
   due 2003 (3.9%)................................................................     507.3              590.0
10.25% senior subordinated notes due June 2002....................................     161.9              217.3
Medium term notes due September 2002 and April 2003 (6.54%).......................     189.7              223.7
Note payable to Conseco (3.4%)....................................................     249.5              786.7
Other.............................................................................      22.5                3.2
                                                                                    --------           --------

     Total principal amount.......................................................   2,809.9            3,627.8

Unamortized net discount and deferred fees........................................      (8.8)              (6.5)
                                                                                    --------           --------

     Total notes payable..........................................................  $2,801.1           $3,621.3
                                                                                    ========           ========

       Amounts borrowed under master repurchase agreements have decreased due to repayments using the proceeds received from various asset sales. At March 19, 2002, we had $4.0 billion (of which $2.1 billion is committed) in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At December 31, 2001, we had borrowed $2.2 billion under these agreements, leaving $1.8 billion available to borrow (of which approximately $.4 billion is committed). One of our master repurchase agreements (with a committed capacity of $400.0 million) expires on May 3, 2002. As of December 31, 2001, we had $66.1 million outstanding under this facility. We are in the process of negotiating a renewal of this facility.

       During 2001, we repurchased $55.4 million par value of our 10.25% senior subordinated notes due June 2002 for $51.9 million (resulting in an extraordinary gain of $2.1 million, net of income taxes of $1.3 million). Also during 2001, we repurchased $34.0 million par value of our 6.5% medium term notes due September 2002 for $27.5 million (resulting in an extraordinary gain of $4.0 million, net of income taxes of $2.5 million).

       During 2000, the Company amended an agreement with Lehman related to certain master repurchase agreements and the collateralized credit facility. Such amendment significantly reduced the restrictions on intercompany payments from Conseco Finance to Conseco as required by the previous agreement. In conjunction with the amendment, Conseco agreed to convert $750 million principal balance of its intercompany note due from Conseco Finance to $750 million stated value of Conseco Finance 9% redeemable cumulative preferred stock (the "intercompany preferred stock"). During 2001, Conseco Finance made payments to Conseco totaling $537.2 million reducing the intercompany note balance to $249.5 million at December 31, 2001.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


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

       The amended agreement requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.04 billion at December 31, 2001); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the year ending December 31, 2001, and defined periods thereafter (such ratio was 1.20:1.0 for the year ended December 31, 2001); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.49:100 at December 31, 2001); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .28:2.0 at December 31, 2001).

       In early 2002, Conseco Finance entered into various new financing arrangements with Lehman which either amend or replace the prior arrangements. Also, in early 2002, Conseco Finance tendered for all its remaining public debt (i.e., its medium term notes due September 2002 and April 2003 and its 10.25% Senior Subordinated Notes due June 2002). Refer to note 10 for further discussion of such items.

       The note payable to Conseco is further described in note 6 under the caption "Related Party Transactions."

       During 1999, we repurchased $50.0 million par value of our 10.25% senior subordinated notes due 2002 for $53.5 million. We recognized an extraordinary charge of $2.5 million (net of a $1.5 million tax benefit) as a result of such repurchases. At both December 31, 2001 and 2000, $23.7 million of the 10.25% senior subordinated notes were held by Conseco.

       The maturities of notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) at December 31, 2001, were as follows (dollars in millions):

Maturity date
2002..........................................................    $1,464.7
2003..........................................................     1,345.0
2005..........................................................          .2
                                                                  --------

        Total par value at December 31, 2001..................    $2,809.9
                                                                  ========

       Notes Payable Related to Securitized Finance Receivables Structured as Collateralized Borrowings

       Notes payable related to securitized finance receivables structured as collateralized borrowings were $14,484.5 million and $12,100.6 million at December 31, 2001 and 2000, respectively. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, the Company is required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes was 6.4 percent and 7.7 percent at December 31, 2001 and 2000, respectively.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       6. OTHER DISCLOSURES:

       Leases

       The Company rents office space, equipment and computer software under noncancellable operating leases. Rental expense was $20.8 million in 2001, $28.2 million in 2000 and $21.8 million in 1999. Future required minimum rental payments as of December 31, 2001, were as follows (dollars in millions):

2002............................................................    $ 25.1
2003............................................................      21.1
2004............................................................      15.0
2005............................................................      10.1
2006............................................................       9.2
Thereafter......................................................      23.4
                                                                    ------

    Total.......................................................    $103.9
                                                                    ======

       Other operating costs and expenses were as follows:

                                          2001          2000         1999
                                          ----          ----         ----
                                                (Dollars in millions)
Salaries and wages....................    $347.2       $428.9       $393.6
Cost of servicing.....................     189.2        159.6         98.7
Other.................................     106.0        182.3        204.9
                                          ------       ------       ------

         Total........................    $642.4       $770.8       $697.2
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

                                                                         2001         2000
                                                                         ----         ----
                                                                         (Dollars in millions)
Benefit obligation, beginning of year..................................   $17.9        $20.6
   Interest cost.......................................................     1.1          1.4
   Actuarial loss......................................................      .6          1.8
   Benefits paid.......................................................    (4.8)        (5.9)
                                                                          -----        -----

Benefit obligation, end of year........................................   $14.8        $17.9
                                                                          =====        =====

Fair value of plan assets, beginning of year...........................   $19.9        $18.8
   Actual return on plan assets........................................    (1.4)         (.4)
   Employer contributions..............................................      .5          6.9
   Benefits paid.......................................................    (4.8)        (5.4)
                                                                          -----        -----

Fair value of plan assets, end of year.................................   $14.2        $19.9
                                                                          =====        =====

Funded status..........................................................     (.6)       $ 2.0
Unrecognized net actuarial loss........................................     6.5          4.6
                                                                          -----        -----

     Prepaid benefit cost..............................................   $ 5.9        $ 6.6
                                                                          =====        =====

       We used the following assumptions to calculate benefit obligations for our 2001 and 2000 valuations: postretirement discount rate of approximately 6.5 percent; preretirement discount rate of approximately 7.0 percent; and an expected return on plan assets of approximately 8.5 percent. Beginning in 2000, as a result of plan amendments, no assumption for compensation increases was required.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Components of the cost we recognized related to pension plans are as follows:

                                                                         2001         2000         1999
                                                                         ----         ----         ----
                                                                              (Dollars in millions)

Service cost............................................................. $ -          $ -         $ 7.3
Interest cost............................................................   1.1          1.4         3.0
Expected return on plan assets...........................................  (1.5)        (1.7)       (1.4)
Settlement (gain) loss...................................................   1.3          (.3)        -
Recognized net actuarial loss............................................    .3          -           1.0
                                                                          -----        -----       -----

     Net periodic cost (benefit)......................................... $ 1.2        $ (.6)      $ 9.9
                                                                          =====        ======      =====

       The Company has qualified defined contribution plans for which substantially all employees are eligible. Company contributions, which match certain voluntary employee contributions to the plan, totaled $1.9 million in 2001, $4.3 million in 2000 and $4.7 million in 1999. Matching contributions are required to be made either in cash or in Conseco common stock.

       Related Party Transactions

       In 1998, we entered into a $2 billion promissory note with Conseco. The note bore interest at LIBOR plus a margin of .35 percent and both the principal and interest were due on demand. On January 1, 2000, the promissory note was amended and restated to provide for borrowings up to $5 billion and quarterly interest payments at a rate of LIBOR plus a margin of 1.5 percent. In connection with the transaction with Lehman (as described in note 7 entitled "Special Charges"), the Company repaid $450.0 million of this note. In conjunction with amendments to its warehouse credit facilities, the Company converted $750.0 million principal balance of the promissory note due to Conseco to $750.0 million stated value of 9 percent redeemable cumulative preferred stock and repaid $544.6 million of this note. Pursuant to the amended agreement with Lehman, the Company made additional repayments on the promissory note to Conseco of $129.5 million in 2000 and $537.2 million in 2001. At December 31, 2001, the outstanding balance under the note was $249.5 million. Interest expense incurred under the note totaled $26.1 million, $153.9 million and $79.5 million in 2001, 2000 and 1999, respectively.

       As discussed in the previous paragraph, the Company converted $750.0 million principal balance of the note payable to Conseco to $750.0 million stated value of 9% redeemable cumulative preferred stock during 2000. Dividend payments are made pursuant to the amended agreement with Lehman. Cumulative unpaid dividends totaled $86.1 million and $18.6 million at December 31, 2001 and 2000, respectively.

       On December 31, 1999, Conseco transferred the following assets to the Company at Conseco's carrying value: (i) fixed maturity investments due from affiliates of Conseco with a carrying value of $104.6 million; (ii) other invested assets with a carrying value of $100.5 million; and (iii) two insurance marketing companies with net assets having a carrying value of $94.3 million. The carrying value of these assets approximated fair value. Such amounts were added to the common stock and paid- in capital of the Company. These assets were returned to Conseco in 2000 concurrently with the Lehman transaction. Such distribution is reflected as a return of capital in the consolidated statement of shareholder's equity at the book value of the assets transferred.

       In the first quarter of 2000, the Company repurchased shares of its common stock from Conseco for $126.0 million.

       The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $21.8 million, $39.7 million and $43.0 million in 2001, 2000 and 1999, respectively.

       Litigation

       Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162)

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Pretrial discovery is expected to commence in all three lawsuits approximately in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

       Conseco Finance is a defendant in two arbitration proceedings in South Carolina (Lackey v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp. and Bazzle v. Green Tree Financial Corporation, n/k/a Conseco Finance Corp.) where the arbitrator, over Conseco Finance's objection, allowed the plaintiffs to pursue purported class action claims in arbitration. The two purported arbitration classes consist of South Carolina residents who obtained real estate secured credit from Conseco Finance's Manufactured Housing Division (Lackey) and Home Improvement Division (Bazzle) in the early and mid 1990s, and did not receive a South Carolina specific disclosure form relating to selection of attorneys and insurance agents in connection with the credit transactions. The arbitrator, in separate awards issued on July 24, 2000, awarded a total of $26.8 million in penalties and attorneys' fees. The awards were confirmed as judgments in both Lackey and Bazzle. These cases have been consolidated into one case which is currently on appeal before the South Carolina Supreme Court. Oral argument was heard on March 21, 2002. Conseco Finance has posted appellate bonds, including $20 million of cash, for these cases. Conseco Finance intends to vigorously challenge the awards and believes that the arbitrator erred by, among other things, conducting class action arbitrations without the authority to do so and misapplying South Carolina law when awarding the penalties. The ultimate outcome of this proceeding cannot be predicted with certainty.

       In addition, the Company and its subsidiaries are involved on an ongoing basis in other lawsuits (including purported class actions) related to their operations. The ultimate outcome of all of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and, although such lawsuits are not expected to individually have a material adverse effect on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

       Guarantees

       In conjunction with certain sales of finance receivables, we have provided guarantees aggregating approximately $1.5 billion at December 31, 2001. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During 2001 and 2000, advances of interest and principal payments related to such guarantees on bonds held by others totaled $32.7 million and $22.3 million, respectively.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       7. SPECIAL CHARGES:

       2001

       The following table summarizes the special charges incurred by the Company during 2001, which are further described in the paragraphs which follow (dollars in millions):

Severance benefits, litigation reserves and other restructuring charges...................   $ 20.3
Loss related to sale of certain finance receivables.......................................     11.2
Change in value of warrant................................................................    (10.0)
                                                                                             ------

     Special charges before income tax benefit............................................   $ 21.5
                                                                                             ======

       Severance benefits, litigation reserves and other restructuring charges

       During 2001, Conseco developed plans to change the way it operates. Such changes are being undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company is required to recognize the costs associated with most restructuring activities as the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. Since the severance costs associated with our planned activities meet these requirements, we recognized a charge of $6.2 million in 2001 related to severance benefits and other restructuring charges. We also recognized charges of: (i) $7.5 million related to our decision to discontinue the sale of certain types of life insurance in conjunction with lending transactions; and (ii) $6.6 million related to certain litigation matters.

       Loss related to the sale of certain finance receivables

       During 2001, we recognized a loss of $2.2 million on the sale of $11.2 million of finance receivables. Also, during 2001, the purchaser of certain credit card receivables returned certain receivables pursuant to a return of accounts provision included in the sales agreement. Such returns and the associated losses exceeded the amounts we initially anticipated when the receivables were sold. We recognized a loss of $9.0 million related to the returned receivables.

       Change in value of warrant

       As partial consideration for a financing transaction, Conseco has a warrant which permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant or Conseco Finance may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Additionally, until May 2003, the holder has the right (subject to certain terms and conditions) to convert the warrant into preferred stock of Conseco (see note 10). Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at December 31, 2001 was $38.1 million. The estimated value was determined based on discounted cash flow and market multiple valuation techniques. During 2001, we recognized a $10.0 million benefit as a result of the decreased value of the warrant (which was classified as a reduction to special charges - see note 1).

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------
       2000

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       8. CONSOLIDATED STATEMENT OF CASH FLOWS:

       The following disclosures supplement our consolidated statement of cash flows:

                                                                                            2001         2000         1999
                                                                                            ----         ----         ----
                                                                                                 (Dollars in millions)
Additional non-cash items not reflected in the consolidated statement of cash flows:
    Tax benefit related to the issuance of common stock under employee benefit plans...    $   -        $   -         $   3.3

       The following reconciles net income to net cash provided by operating activities:

Cash flows from operating activities:
   Net income (loss)...................................................................    $(102.7)     $(525.3)      $  47.9
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of finance receivables.............................................      (26.9)        (7.5)       (550.6)
       Points and origination fees received............................................        -            -           390.0
       Interest-only securities investment income......................................      (51.5)      (106.6)       (185.1)
       Cash received from interest-only securities, net................................       14.3        187.6         442.6
       Servicing income................................................................     (115.3)      (108.2)       (165.3)
       Cash received from servicing activities.........................................       71.7        123.8         175.7
       Provision for losses............................................................      563.6        354.2         128.7
       Amortization and depreciation...................................................        6.1         24.9          52.3
       Income taxes....................................................................      (76.3)      (361.0)       (205.9)
       Accrual and amortization of investment income...................................      (58.0)       (97.2)        (80.7)
       Impairment charges..............................................................      386.9        515.7         554.3
       Special charges.................................................................       18.4        349.5         (20.5)
       Extraordinary (gain) loss on extinguishment of debt.............................       (9.9)         -             4.0
       Change in accounting principle..................................................        -           70.2           -
       Other...........................................................................     (103.7)        62.5          36.6
                                                                                           -------      -------       -------

         Net cash provided by operating activities....................................     $ 516.7      $ 482.6       $ 624.0
                                                                                           =======      =======       =======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       9. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                        1st Qtr.(a)(b)   2nd Qtr.(a)(b)  3rd Qtr.(a)(b)  4th Qtr.(b)
                                                        --------------   --------------  --------------  -----------
                                                                                 (Dollars in millions)
2001
   Revenues......................................           $669.9             $662.4        $681.6          $669.7
   Income (loss) before income taxes and
     extraordinary gain (loss) ..................             41.8               44.0        (273.2)           22.2
   Net income (loss).............................             25.9               27.4        (178.6)           22.6

2000
   Revenues......................................           $530.6             $583.3        $645.8          $685.1
   Income (loss) before income taxes and
     cumulative effect of accounting change......             42.9              (43.9)       (391.7)         (349.9)
   Net income (loss).............................             26.8              (28.5)       (296.6)         (227.0)

--------------------
(a) Included in the first, second and third quarters of 2001 are impairment charges of $7.9 million ($5.0 million after tax), $33.8 million ($21.0 million after tax) and $345.2 million ($224.4 million after tax), respectively. Also included in the first, second, third and fourth quarters of 2001 are special charges of $13.8 million ($8.7 million after tax), $2.4 million ($1.5 million after tax), $.5 million ($.3 million after tax) and $4.8 million ($3.1 million after tax), respectively.

(b) Included in the first, second, third and fourth quarters of 2000 are impairment charges of $2.5 million ($1.6 million after tax), $9.6 million ($6.0 million after tax), $205.0 million ($129.2 million after tax) and $298.6 million ($188.1 million after tax), respectively. Also included in the second, third and fourth quarters of 2000 are special charges of $63.4 million ($41.2 million after tax), $226.6 million ($147.6 million after tax) and $104.3 million ($67.7 million after tax), respectively.

       10. SUBSEQUENT EVENTS:

       Modifications to Borrowing Agreements

       In the first quarter of 2002, we entered into various transactions with Lehman and its affiliates pursuant to which Lehman extended the terms of our:
(a) warehouse line from September 2002 to September 2003, (b) borrowings with respect to approximately $90 million of miscellaneous assets ("Miscellaneous Borrowings") from January 31, 2002 to June 2003, and (c) residual line from February 2003 to February 2004 under which financing is being provided on our interest-only securities, servicing rights and retained interests in other subordinated securities issued by the securitization trusts. We agreed to an amortization schedule by which the outstanding balance under the Miscellaneous Borrowings is required to be repaid by June 2003. We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (i.e., cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003. However, we no longer must meet a minimum liquidity requirement of $250 million before making interest, principal, dividend or redemption payments to the parent company.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           --------------------------


       Pursuant to the new arrangements, Lehman may exchange their existing Warrant to purchase 5% of the common stock of Conseco Finance until May 2003 and receive in its place 500,000 shares of Series G Convertible Redeemable Preferred Stock of Conseco (the "Series G Preferred") at a $100 stated value per share, having the following general terms:

(a)    No dividend;
(b)    Convertible to Conseco common stock at $10 per share;
(c)    Voting rights on an as converted basis;
(d)    Mandatorily redeemable by Conseco in January 2012 at the stated value;
(e) Pari passu with Conseco's Series F Common-Linked Convertible Preferred Stock (the "Series F Preferred") if, and only if, a majority of the holders of Conseco's Series E Preferred Stock ("Series E Preferred") and Series F Preferred consent, and otherwise pari passu with the Series E Preferred and junior to the Series F Preferred; and
(f) The right to cause Conseco to register the Series G Preferred within one year after electing to surrender the Warrant in exchange for the Series G Preferred.

       Tender Offers to Purchase Outstanding Debt

       In March 2002, we completed a tender offer pursuant to which we purchased $75.8 million par value of our senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the senior subordinated notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $58.4 million (of which $23.7 million is held by Conseco). Also, during the first quarter of 2002, we announced the tendering for all our remaining public debt - $167 million due in September 2002 and $4 million due in April 2003. (Such amounts reflect all 2002 debt repurchases completed prior to announcing the tender offer). Such offer expires on April 12, 2002. The tender offer price is equal to 100 percent of the principal amount of the notes plus accrued interest.

       Market for Repossessed Manufactured Homes

       On January 2, 2002, GreenPoint Financial Corp. ("GreenPoint"), a competitor, announced its intention to cease the origination of loans secured by manufactured homes. In conjunction with this announcement, GreenPoint indicated its objective to quickly liquidate its repossessed inventory at below market prices in the wholesale market. This announcement may have a significant impact on the wholesale market for manufactured homes through which the Company generally sells 30 percent of its manufactured housing repossessed inventory. We believe that our net recovery is maximized through a retail (resale either through Company owned sales lots or our dealer network) exit strategy. We generally liquidate approximately 70 percent of our repossessed units through the retail channel; thus, we are much less reliant on the wholesale channel.

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

                                     PART IV

       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


       (a) 1. Financial Statements. See Index to Consolidated Financial Statements on page 15 for a list of financial statements included in this Report.

            2. Financial Statement Schedules. All schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

            3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with this report.

       (b)  Reports on Form 8-K - None.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.


                                  CONSECO FINANCE CORP.

                                  By: /s/ CHARLES H. CREMENS
                                     ----------------------------
                                            Charles H. Cremens
                                              President and Chief Executive
                                              Officer (authorized officer and
                                              principal executive officer)

                                  By: /s/ NEAL S. COHEN
                                     ----------------------------
                                            Neal S. Cohen
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (authorized officer and
                                              principal financial officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                             Title (Capacity)                                    Date
---------                                             ----------------                                    ----



/s/ CHARLES H. CREMENS                                President, Chief Executive                          March 29, 2002
------------------------------                        Officer and Director
Charles H. Cremens                                    (Principal Executive Officer)



/s/ NEAL S. COHEN                                     Executive Vice President and                        March 29, 2002
------------------------------                        Chief Financial Officer
Neal S. Cohen                                         (Principal Financial Officer)



/s/ JAMES S. ADAMS                                    Senior Vice President and                           March 29, 2002
------------------------------                        Chief Accounting Officer
James S. Adams


/s/ GARY C. WENDT                                     Director                                            March 29, 2002
------------------------------
Gary C. Wendt


/s/ WILLIAM J. SHEA                                   Director                                            March 29, 2002
------------------------------
William J. Shea


/s/ WILLIAM WESP                                      Director                                            March 29, 2002
------------------------------
William Wesp

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