Form 10-Q
period 2002-03-31
CONSECO FINANCE CORP
filed 2002-05-15
CIK 890175

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

                  For the quarterly period ended March 31, 2002

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                  ------    -------

                         Commission File Number 1-08916


                              CONSECO FINANCE CORP.

                Delaware                               No. 41-1807858
         ---------------------                   -------------------------------
         State of Incorporation                  IRS Employer Identification No.


           1100 Landmark Towers
     Saint Paul, Minnesota 55102-1639                  (651) 293-3400
     --------------------------------                  --------------
  Address of principal executive offices                  Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

     Shares of common stock outstanding as of May 9, 2002: 103

     The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                 March 31,     December 31,
                                                                                                   2002            2001
                                                                                                   ----            ----
                                                                                                (unaudited)
Retained interests in securitization trusts:
   Actively managed fixed maturities at fair value (amortized cost: 2002 - $698.0;
     2001 - $704.9)...........................................................................  $   523.6      $   528.5
   Interest-only securities at fair value (amortized cost: 2002 - $136.3; 2001 - $131.3)......      161.4          141.7
                                                                                                ---------      ---------

     Total retained interests in securitization trusts........................................      685.0          670.2
                                                                                                ---------      ---------

Cash and cash equivalents.....................................................................      479.6          394.5
Cash held in segregated accounts for investors in securitizations.............................      505.5          550.2
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................    1,111.2          994.6
Finance receivables...........................................................................    3,495.5        3,810.7
Finance receivables - securitized.............................................................   14,557.1       14,198.5
Receivables due from Conseco, Inc.............................................................      351.9          358.0
Income tax assets.............................................................................      262.2          267.2
Other assets..................................................................................    1,040.3          984.1
                                                                                                ---------      ---------

       Total assets...........................................................................  $22,488.3      $22,228.0
                                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................  $   505.5      $   550.2
   Liabilities related to certificates of deposit.............................................    1,859.4        1,790.3
   Other liabilities..........................................................................      557.4          566.3
   Preferred stock dividends payable to Conseco, Inc..........................................      103.0           86.1
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......   15,048.7       14,484.5
     Master repurchase agreements.............................................................    1,467.3        1,691.8
     Credit facility collateralized by retained interests in securitizations..................      529.1          507.3
     Due to Conseco, Inc......................................................................      249.5          249.5
     Other borrowings.........................................................................      230.1          352.5
                                                                                                ---------      ---------

          Total liabilities...................................................................   20,550.0       20,278.5
                                                                                                ---------      ---------

Shareholder's equity:
   Preferred stock............................................................................      750.0          750.0
   Common stock and additional paid-in capital................................................    1,209.4        1,209.4
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2002 - $57.7; 2001 - $63.8)..............................................................      (98.2)        (108.6)
   Retained earnings..........................................................................       77.1           98.7
                                                                                                ---------      ---------

          Total shareholder's equity..........................................................    1,938.3        1,949.5
                                                                                                ---------      ---------

          Total liabilities and shareholder's equity..........................................  $22,488.3      $22,228.0
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                          Three months ended
                                                                                                              March 31,
                                                                                                         -------------------
                                                                                                         2002           2001
                                                                                                         ----           ----
Revenues:
   Net investment income:
     Finance receivables and other...................................................................   $555.4         $552.6
     Interest-only securities........................................................................      4.9           15.1
   Gain on sale of finance receivables...............................................................      7.2            8.9
   Servicing income..................................................................................     16.9           26.8
   Impairment charge related to retained interests in securitization transactions....................      -             (7.9)
   Fee revenue and other income......................................................................     51.2           60.8
                                                                                                        ------         ------

         Total revenues..............................................................................    635.6          656.3
                                                                                                        ------         ------

Expenses:
   Provision for losses..............................................................................    158.4          115.7
   Interest expense..................................................................................    289.5          321.6
   Other operating costs and expenses................................................................    154.6          163.4
   Special charges...................................................................................     47.2           13.8
                                                                                                        ------         ------

         Total expenses..............................................................................    649.7          614.5
                                                                                                        ------         ------

         Income (loss) before income taxes and extraordinary gain on
           extinguishment of debt....................................................................    (14.1)          41.8

Income tax expense (benefit).........................................................................     (5.4)          15.9
                                                                                                        ------         ------

         Income (loss) before extraordinary gain on extinguishment of debt...........................     (8.7)          25.9

Extraordinary gain on extinguishment of debt,
   net of income taxes...............................................................................      4.0            -
                                                                                                        ------         ------

         Net income (loss)...........................................................................     (4.7)          25.9

Preferred stock dividends............................................................................     16.9           16.9
                                                                                                        ------         ------

         Net income (loss) applicable to common stock................................................   $(21.6)        $  9.0
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)


                                                                            Common stock     Accumulated other
                                                              Preferred    and additional      comprehensive       Retained
                                                     Total      stock      paid-in capital         loss            earnings
                                                     -----      -----      ---------------         ----            --------
Balance, January 1, 2002.......................    $1,949.5     $750.0        $1,209.4           $(108.6)          $ 98.7

   Comprehensive income, net of tax:
     Net loss..................................        (4.7)       -              -                  -               (4.7)
     Change in unrealized appreciation
       (depreciation) of retained interests in
       securitization trusts (net of applicable
       income tax expense of $6.1).............        10.4        -              -                 10.4              -
                                                   --------

         Total comprehensive income............         5.7

   Dividends on preferred stock................       (16.9)       -              -                  -              (16.9)
                                                   --------     ------        --------           -------           ------

Balance, March 31, 2002........................    $1,938.3     $750.0        $1,209.4           $ (98.2)          $ 77.1
                                                   ========     ======        ========           =======           ======

Balance, January 1, 2001.......................    $2,089.2     $750.0        $1,209.4           $(139.1)          $268.9

   Comprehensive income, net of tax:
     Net income................................        25.9        -              -                  -               25.9
     Change in unrealized appreciation
       (depreciation) of retained interests
       in securitization trusts (net of
       applicable income tax benefit of
       $16.7)..................................        27.7        -              -                 27.7              -
                                                   --------

         Total comprehensive income............        53.6

   Dividends on preferred stock................       (16.9)       -              -                  -              (16.9)
                                                   --------     ------        --------           -------           ------

Balance, March 31, 2001........................    $2,125.9     $750.0        $1,209.4           $(111.4)          $277.9
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)


                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                    ---------------------
                                                                                                    2002             2001
                                                                                                    ----             ----
Cash flows from operating activities:
   Net investment income....................................................................      $  542.2         $  551.8
   Fee revenue and other income.............................................................          66.1             85.3
   Interest expense.........................................................................        (282.4)          (320.5)
   Other operating costs....................................................................        (150.0)          (174.2)
   Special charges..........................................................................           (.2)             -
   Taxes....................................................................................           1.7            (49.2)
                                                                                                  --------         --------

       Net cash provided by operating activities............................................         177.4             93.2
                                                                                                  --------         --------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................         346.2            626.2
   Principal payments received on finance receivables.......................................       2,189.7          1,884.2
   Finance receivables originated...........................................................      (2,289.3)        (3,007.5)
   Sale of vendor services financing business...............................................           -              389.3
   Other....................................................................................         (27.2)           (69.8)
                                                                                                  --------         --------

       Net cash provided (used) by investing activities ....................................         219.4           (177.6)
                                                                                                  --------         --------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................         577.2            301.1
   Payments on liabilities related to deposit products......................................        (509.5)          (463.6)
   Issuance of notes payable................................................................       1,839.1          2,183.2
   Payments on notes payable................................................................      (2,093.6)        (2,488.3)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...        (124.9)           232.9
                                                                                                  --------         --------

       Net cash used by financing activities................................................        (311.7)          (234.7)
                                                                                                  --------         --------

       Net increase (decrease) in cash and cash equivalents.................................          85.1           (319.1)

Cash and cash equivalents, beginning of period..............................................         394.5            665.5
                                                                                                  --------         --------

Cash and cash equivalents, end of period....................................................      $  479.6         $  346.4
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following notes should be read in conjunction with the notes to the consolidated financial statements included in the 2001 Form 10-K of Conseco Finance Corp. ("we", "Conseco Finance" or the "Company").

     Conseco Finance is a financial services holding company that originates, securitizes and services manufactured housing, home equity, home improvement, retail credit and floorplan loans. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Conseco Finance's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2002 presentation. These reclassifications have no effect on net income or shareholder's equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION TRUSTS

     During the first three months of 2002, we completed three securitization transactions, securitizing $1.0 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Such accounting method is referred to as the "portfolio method".

     We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at March 31, 2002, was approximately 12.5 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

     We also completed various loan sale transactions. During the first three months of 2002, we sold $.2 billion of finance receivables which generated net gains of $7.2 million. We also recognized a loss of $39.3 million related to the sale of $.2 billion of certain finance receivables sold as part of our cash raising initiatives in order to meet our debt obligations. See "Special Charges" elsewhere in the notes to the consolidated financial statements. In the first quarter of 2001, we sold $1.4 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first quarter of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and
(iii) $46.8 million of other loans. These sales resulted in net gains of $8.9 million in the first quarter of 2001. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

     The following table summarizes our finance receivables - securitized by business line (there were no such finance receivables related to discontinued lines):

                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing..............................................................  $ 6,701.2         $ 6,940.4
   Mortgage services.................................................................    6,055.2           5,658.2
   Retail credit.....................................................................      851.8             878.9
   Consumer finance - closed-end.....................................................      533.2             580.8
   Floorplan.........................................................................      737.8             436.9
                                                                                       ---------         ---------

                                                                                        14,879.2          14,495.2
   Less allowance for credit losses..................................................      322.1             296.7
                                                                                       ---------         ---------

     Total finance receivables - securitized.........................................  $14,557.1         $14,198.5
                                                                                       =========         =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................  $  974.5          $  609.3
   Mortgage services..................................................................     624.7           1,128.9
   Retail credit......................................................................   1,728.4           1,811.1
   Consumer finance - closed-end......................................................       4.9               6.3
                                                                                        --------          --------

                                                                                         3,332.5           3,555.6
   Less allowance for credit losses...................................................     108.4             111.6
                                                                                        --------          --------

     Net other finance receivables for continuing lines...............................   3,224.1           3,444.0
                                                                                        --------          --------

Discontinued lines....................................................................     280.8             379.7
   Less allowance for credit losses...................................................       9.4              13.0
                                                                                        --------          --------

     Net other finance receivables for discontinued lines.............................     271.4             366.7
                                                                                        --------          --------

     Total other finance receivables..................................................  $3,495.5          $3,810.7
                                                                                        ========          ========

     The changes in the allowance for credit losses included in finance receivables (both securitized and other portfolios) were as follows:

                                                                                                      Three months ended
                                                                                                          March 31,
                                                                                                      -------------------
                                                                                                       2002          2001
                                                                                                       ----          ----
                                                                                                     (Dollars in millions)

Allowance for credit losses, beginning of period...................................................  $ 421.3       $ 306.8

Additions to the allowance:
   Provision for losses............................................................................    158.4         115.7
   Change in allowance due to purchases and sales of certain
     finance receivables...........................................................................      2.3          (8.4)
Credit losses......................................................................................   (142.1)       (102.0)
                                                                                                     -------       -------

Allowance for credit losses, end of period.........................................................  $ 439.9       $ 312.1
                                                                                                     =======       =======

     The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair value and amortized cost of $745.4 million, $523.6 million and $698.0 million, respectively, at March 31, 2002.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We determine the appropriate discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes." We used the following assumptions to adjust the amortized cost to estimated fair value at March 31, 2002 and December 31, 2001. If actual performance differs from these assumptions, we may be required to recognize additional impairment charges related to the value of our interest-only securities and servicing rights.

                                                                                                               Interests  Interests
                                                    Manufactured     Home equity/       Consumer/               held by    held by
March 31, 2002                                         housing     home improvement     equipment     Total     others   the Company
--------------                                         -------     ----------------     ---------     -----     ------   -----------
                                                                                (Dollars in millions)

Interest-only securities at fair value............ $    65.7         $  143.5           $    7.6     $   216.8   $(55.4)   $161.4
Cumulative principal balance of sold finance
   receivables at March 31, 2002..................  17,080.8          4,502.9            1,088.8      22,672.5
Weighted average stated customer interest rate
   on sold finance receivables....................       9.8%            11.9%              10.6%
Assumptions to determine estimated fair value
   of interest-only securities at March 31, 2002:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................       7.1%            16.9%              18.6%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)............      11.6%             7.4%               6.0%
     Weighted average discount rate ..............      16.0%            16.0%              16.0%

                                                                                                              Interests   Interests
                                                  Manufactured       Home equity/       Consumer/              held by     held by
December 31, 2001                                    housing       home improvement     equipment     Total    others    the Company
-----------------                                    -------       ----------------     ---------     -----    ------    -----------
                                                                                   (Dollars in millions)

Interest-only securities at fair value............ $    32.3         $  155.8           $    8.8     $   196.9   $(55.2)   $141.7
Cumulative principal balance of sold finance
   receivables at December 31, 2001...............  17,732.2          4,947.4            1,210.1      23,889.7
Weighted average stated customer interest rate on
   sold finance receivables.......................       9.8%            12.0%              10.6%
Assumptions to determine estimated fair value of
   interest-only securities at December 31, 2001:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................       7.1%            17.4%              18.8%
     Expected nondiscounted credit losses as a
       percentage of principal balance of related
       finance receivables (a)....................      11.7%             7.4%               6.1%
     Weighted average discount rate...............      16.0%            16.0%              16.0%

----------------------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

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

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $7.9 million in the first three months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. No such impairment charge was recognized in the first three months of 2002.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the three months ended March 31, 2002 and 2001 (dollars in millions):

                                                                                                         Three months
                                                                                                        ended March 31,
                                                                                                       -----------------
                                                                                                       2002         2001
                                                                                                       ----         ----
Servicing fees received........................................................................      $ 11.8      $  24.5
Cash flows from interest-only securities, net..................................................          .8          6.1
Cash flows from retained bonds.................................................................        24.6         17.5
Servicing advances paid........................................................................       (86.3)      (204.5)
Repayment of servicing advances................................................................        83.1        194.9

     We have projected that the adverse default experience in 2001 will continue into the second quarter of 2002 and then improve over time. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $90 million in 2002 and $60 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15 million in 2005 and by approximately $580 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities.

     Effective September 30, 2001, we transferred substantially all of our interest-only securities into a trust. No gain or loss was recognized upon such transfer. In return, we received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman Brothers, Inc. and affiliates (collectively "Lehman") purchased the remaining 15 percent interest. The value of the interest purchased was $55.4 million at March 31, 2002. The Company continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment test for these securities will be conducted on a single set of cash flows representing the Company's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security may be offset by positive changes in another. The new structure will not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:


                                                                                                           Net credit
                                                                                                             losses
                                                                            Principal balance            ---------------
                                                                             60 days or more              Three months
                                               Principal balance                past due                     ended
                                            -----------------------   ---------------------------           March 31,
                                            March 31,  December 31,    March 31,      December 31,       ---------------
                                             2002         2001           2002             2001           2002       2001
                                             ----         ----           ----             ----           ----       ----
                                                                         (Dollars in millions)
Type of finance receivables
---------------------------
Manufactured housing...................   $25,082.9    $25,575.1         $567.3         $610.5         $147.6      $135.3
Home equity/home improvement...........    11,418.6     11,851.4          128.6          139.9           62.3        59.4
Consumer...............................     3,965.1      4,198.8           98.4          112.6           64.1        51.1
Commercial.............................     1,065.6      1,377.0            7.9           16.2           10.8         9.6
                                          ---------    ---------         ------         ------         ------      ------

Total managed receivables..............    41,532.2     43,002.3          802.2          879.2          284.8       255.4

Less finance receivables securitized...    22,801.9     24,297.3          398.0          464.9          142.7       153.4
                                          ---------    ---------         ------         ------         ------      ------

Finance receivables held on balance
     sheet before allowance for credit
     losses and deferred points and
     other, net........................    18,730.3     18,705.0         $404.2         $414.3         $142.1      $102.0
                                                                         ======         ======         ======      ======

Less allowance for credit losses.......       439.9        421.3

Less deferred points and other, net....       237.8        274.5
                                          ---------    ---------

Finance receivables held on
   balance sheet.......................   $18,052.6    $18,009.2
                                          =========    =========

     Activity in the interest-only securities account was as follows:

                                                                                                    Three months ended
                                                                                                         March 31,
                                                                                                    ------------------
                                                                                                    2002          2001
                                                                                                    ----          ----
                                                                                                   (Dollars in millions)

Balance, beginning of period...................................................................    $141.7        $432.9
   Additions resulting from clean-up calls (a).................................................       1.1           4.9
   Investment income...........................................................................       4.9          15.1
   Cash paid (received):
     Gross cash received.......................................................................     (31.0)        (20.3)
     Guarantee payments related to bonds held by others........................................      13.1           7.4
     Guarantee payments related to retained bonds (included in actively managed
       fixed maturities).......................................................................      17.1           6.8
   Impairment charge to reduce carrying value..................................................       -           (14.4)
   Sale of securities related to a discontinued line...........................................       -           (12.4)
   Change in interest purchased by Lehman in conjunction with securitization transaction.......       (.2)          -
   Change in unrealized appreciation recorded in shareholder's equity..........................      14.7          36.4
                                                                                                   ------        ------

Balance, end of period.........................................................................    $161.4        $456.4
                                                                                                   ======        ======






                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

--------------------------
(a) During the first three months of 2002 and 2001, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The repurchase of the collateral underlying these securitizations triggered a requirement for the Company to repurchase a portion of the interest-only securities and to deposit into the securitization trust additional cash in excess of the collateral amount.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CHANGES IN NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

     Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of March 31, 2002):

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (2.72%).....................................................  $1,469.8           $1,679.0
Credit facility collateralized by retained interests in securitizations
   due 2004 (3.9%)...........................................................     529.1              507.3
Medium term notes due September 2002 and April 2003 (6.50%)..................     170.4              189.7
10.25% senior subordinated notes due June 2002...............................      58.5              161.9
Note payable to Conseco (3.51%)..............................................     249.5              249.5
Other........................................................................       1.5               22.5
                                                                               --------           --------

     Total principal amount..................................................   2,478.8            2,809.9

Unamortized net discount and deferred fees...................................      (2.8)              (8.8)
                                                                               --------           --------

     Total notes payable.....................................................  $2,476.0           $2,801.1
                                                                               ========           ========

     At May 7, 2002, we had $3.8 billion (of which $1.9 billion is committed) in master repurchase agreements, commercial paper conduit facilities and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At March 31, 2002, we had borrowed $2.0 billion under these agreements, leaving $1.8 billion available to borrow (of which approximately $.3 billion is committed). Such amounts reflect the renewal of one of our master repurchase agreements on May 3, 2002, for an additional annual term. The renewed agreement has a committed capacity of $200.0 million (under which we had $40.4 million outstanding at March 31, 2002).

     In the first quarter of 2002, we entered into various transactions with Lehman and its affiliates pursuant to which Lehman extended the terms of Conseco
Finance's: (a) warehouse line from September 2002 to September 2003; (b) borrowings with respect to approximately $90 million of miscellaneous assets ("Miscellaneous Borrowings") from January 31, 2002 to June 2003; and (c) residual line from February 2003 to February 2004 under which financing is being provided on our interest-only securities, servicing rights and retained interests in other subordinated securities issued by the securitization trusts. We agreed to an amortization schedule by which the outstanding balance under the Miscellaneous Borrowings is required to be repaid by June 2003. We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and
(ii) $100 million from and after April 1, 2003. However, Conseco Finance no longer must meet a minimum liquidity requirement of $250 million before making interest, principal, dividend or redemption payments to the parent company.

     Pursuant to the new arrangements, Lehman may exchange their existing Warrant to purchase 5 percent of the common stock of Conseco Finance until May 2003 and receive in its place 500,000 shares of Series G Convertible Redeemable Preferred Stock of Conseco (the "Series G Preferred Stock") at a $100 stated value per share, having the following general terms:

     (a)  No dividend;
     (b)  Convertible to Conseco common stock at $10 per share;
     (c)  Voting rights on an as converted basis;

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     (d)  Mandatorily redeemable by Conseco in January 2012 at the stated value;
     (e) Pari passu with the Series F Preferred Stock if, and only if, a majority of the holders of Conseco's Series E Preferred Stock and Series F Preferred Stock consent, and otherwise pari passu with the Series E Preferred Stock and junior to the Series F Preferred Stock; and
     (f) The right to cause Conseco to register the Series G Preferred Stock within one year after electing to surrender the Warrant in exchange for the Series G Preferred Stock.

     The credit facility collateralized by retained interests in securitizations requires Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.5 billion (such amount was greater than $1.6 billion at March 31, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending March 31, 2002, and defined periods thereafter (such ratio was 1.16:1.0 for the period ended March 31, 2002); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.58:100 at March 31, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .48:2.0 at March 31, 2002).

     Certain master repurchase agreements require Conseco Finance to maintain various financial ratios, as defined in the agreements. These ratios include:
(i) an adjusted tangible net worth of at least $1.95 billion (such amount was $2.04 billion at March 31, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending March 31, 2002, and defined periods thereafter (such ratio was 1.18:1.0 for the four quarters ended March 31, 2002);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.58:100 at March 31, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .48:2.0 at March 31, 2002).

     During the first quarter of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $4.0 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the senior subordinated notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $58.5 million (including $23.7 million of notes held by Conseco), which is due June 2002.

     In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to the tender offer and other debt repurchases completed prior to the tender offer is $8.2 million due September 2002.

     NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

     Notes payable related to securitized finance receivables structured as collateralized borrowings were $15,048.7 million at March 31, 2002. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, the Company is required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes at March 31, 2002, was 6.2 percent.

     RELATED PARTY TRANSACTIONS

     At March 31, 2002, the outstanding balance under the note payable to Conseco was $249.5 million. Interest is payable monthly at a rate of LIBOR plus a margin of 1.5 percent. Principal payments are made pursuant to the amended agreement with Lehman. Interest expense incurred under the note totaled $2.1 million and $11.6 million during the three months ended March 31, 2002 and 2001, respectively.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     During 2000, the Company converted $750.0 million principal balance of the note payable to Conseco to $750.0 million stated value of 9% redeemable cumulative preferred stock. Dividend payments are made pursuant to the amended agreement with Lehman. Cumulative unpaid dividends totaled $103.0 million and $86.1 million at March 31, 2002 and December 31, 2001, respectively.

     At March 31, 2002, $23.7 million par value of the 10.25% senior subordinated notes were held by Conseco.

     The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $4.3 million and $7.7 million for the three months ended March 31, 2002 and 2001, respectively.

     LITIGATION

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under federal securities law. Argument on the motion is scheduled for May 24, 2002. Pretrial discovery in the options lawsuit is stayed pending disposition of the motion to dismiss. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

on the Company, such lawsuits could have, in the aggregate, a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

     GUARANTEES

     In conjunction with certain sales of finance receivables, we have provided guarantees aggregating approximately $1.5 billion at March 31, 2002. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. During the first three months of 2002 and 2001, advances of interest and principal payments related to such guarantees on bonds held by others totaled $13.1 million and $7.4 million, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144") in August 2001. This standard addresses the measurement and reporting for impairment of all long-lived assets. It also broadens the definition of what may be presented as a discontinued operation in the consolidated statement of operations to include components of a company's business segments. SFAS 144 requires that long-lived assets currently in use be written down to fair value when considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company adopted this standard on January 1, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

     FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" in June 2001. Under the new rules, intangible assets with an indefinite life are no longer amortized in periods subsequent to December 31, 2001, but are subject to annual impairment tests (or more frequent under certain circumstances), effective January 1, 2002. As we currently have no goodwill, the new rules did not have any impact on the earnings and financial position of the Company.

     INCOME TAXES

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities. These amounts are reflected in the balance of our income tax assets which totaled $262.2 million at March 31, 2002. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

     No valuation allowance has been provided on our deferred income tax assets at March 31, 2002, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

     CONSOLIDATED STATEMENT OF CASH FLOWS

     The following disclosures supplement our consolidated statement of cash flows:

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                  2002            2001
                                                                                                  ----            ----
                                                                                                  (Dollars in millions)

Cash flows from operating activities:
   Net income (loss).........................................................................    $ (4.7)       $  25.9
   Adjustments to reconcile the net income (loss) to net cash provided by operating activities:
       Interest-only securities investment income............................................      (4.9)         (15.1)
       Cash received from interest-only securities, net......................................        .8            6.1
       Servicing income......................................................................     (16.9)         (26.8)
       Cash received from servicing activities...............................................      11.8           24.5
       Provision for losses..................................................................     158.4          115.7
       Gain on sale of finance receivables...................................................      (7.2)          (8.9)
       Amortization and depreciation.........................................................       7.2           (4.4)
       Income taxes..........................................................................      (1.2)         (33.3)
       Accrual and amortization of investment income.........................................       4.2           18.4
       Special charges.......................................................................      47.0           13.8
       Impairment charge.....................................................................       -              7.9
       Extraordinary gain on extinguishment of debt .........................................      (6.4)           -
       Other  ...............................................................................     (10.7)         (30.6)
                                                                                                 ------        -------

         Net cash provided by operating activities...........................................    $177.4        $  93.2
                                                                                                 ======        =======

     SPECIAL CHARGES

     2002

     The following table summarizes the special charges incurred by the Company during the first quarter of 2002, which are further described in the paragraphs which follow (dollars in millions):

Loss related to sales of certain finance receivables.........................................     $39.3
Costs related to debt modification...........................................................       7.0
Other items..................................................................................        .9
                                                                                                  -----

         Special charges before income tax benefit...........................................     $47.2
                                                                                                  =====

     Loss related to sales of certain finance receivables

     During the first quarter of 2002, we recognized a loss of $39.3 million related to the sale of $253 million of certain finance receivables. Such assets were sold as part of our cash raising initiatives in order to meet our debt obligations. The sales generated free cash flow in excess of $100 million.

     Costs related to debt modification

     In conjunction with the various modifications to borrowing arrangements entered into in the first quarter of 2002, we incurred costs of $7.0 million which are not permitted to be deferred pursuant to GAAP.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion highlights material factors affecting our results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes included herein and in our 2001 Form 10-K. The Registrant meets the conditions set forth in the General Instructions
(H)(1)(a) and (b) of the Form 10-Q and is therefore omitting certain information otherwise required by Item 2.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

RESULTS OF OPERATIONS

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                             2002         2001
                                                                                             ----         ----
                                                                                           (Dollars in millions)
Contract originations:
   Manufactured housing...............................................................   $   333.6    $   514.1
   Mortgage services..................................................................       664.7        563.7
   Retail credit......................................................................       730.1        648.4
   Consumer finance - closed-end......................................................          .2          -
   Floorplan..........................................................................       386.6        462.8
   Discontinued.......................................................................         8.3         53.2
                                                                                         ---------    ---------

     Total............................................................................   $ 2,123.5    $ 2,242.2
                                                                                         =========    =========

Sales of finance receivables:
   Manufactured housing...............................................................   $     1.7    $     -
   Mortgage services..................................................................       176.4        615.2
   Floorplan..........................................................................       126.8          -
   Discontinued lines.................................................................        89.8        802.3
                                                                                         ---------    ---------

     Total............................................................................   $   394.7    $ 1,417.5
                                                                                         =========    =========

Managed receivables (average):
   Manufactured housing...............................................................   $25,329.3    $26,226.0
   Mortgage services..................................................................    11,622.0     13,132.6
   Retail credit......................................................................     2,647.1      1,791.0
   Consumer finance - closed-end......................................................     1,387.4      1,961.9
   Floorplan..........................................................................       858.3      1,413.7
   Discontinued lines.................................................................       455.6        933.1
                                                                                         ---------    ---------

     Total............................................................................   $42,299.7    $45,458.3
                                                                                         =========    =========

Revenues:
   Net investment income:
     Finance receivables and other....................................................   $   555.4    $   552.6
     Interest-only securities.........................................................         4.9         15.1
   Gain on sales of finance receivables...............................................         7.2          8.9
   Fee revenue and other income.......................................................        68.1         87.6
                                                                                         ---------    ---------

     Total revenues...................................................................       635.6        664.2
                                                                                         ---------    ---------

Expenses:
   Provision for losses...............................................................       158.4        115.7
   Interest expense...................................................................       289.5        321.6
   Other operating costs and expenses.................................................       154.6        163.4
                                                                                         ---------    ---------

     Total expenses...................................................................       602.5        600.7
                                                                                         ---------    ---------

     Operating income before special charges, impairment
       charges and income taxes.......................................................        33.1         63.5

Special charges.......................................................................        47.2         13.8
Impairment charges....................................................................         -            7.9
                                                                                         ---------    ---------

     Income (loss) before income taxes................................................   $   (14.1)   $    41.8
                                                                                         =========    =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     General: We provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. We also market physical damage and other credit protection relating to the loans it services. Certain amounts have been reclassified for the change in presentation of accrued finance charges and fees at the time the related principal balance is charged-off. Effective January 1, 2002, to conform to standard industry practices as well as to maintain consistency with the Company's closed-end products, accrued interest and fees were charged against the related income at the time of charge-off. This change only impacts the retail credit business area. This change in presentation has no impact on the consolidated balance sheet and does not impact the consolidated statements of operations or cash flows in total. Any effects on net interest margin, other income and provision for losses are not material to the consolidated financial statements.

     Our securitization transactions are being structured to include provisions that entitle the Company to repurchase assets transferred to the special purpose entity when the aggregate unpaid principal balance reaches a specified level. Until these assets are repurchased, however, the assets are the property of the special purpose entity and are not available to satisfy the claims of creditors of the Company. In addition, our securitization transactions are structured so that the Company, as servicer for the loans, is able to exercise significant discretion in making decisions about the serviced portfolio. Pursuant to SFAS 140, such securitization transactions are accounted for as secured borrowings whereby the loans and securitization debt remain on the balance sheet, rather than as sales. Under the portfolio method (the accounting method required for our securitizations which are structured as secured borrowings), we recognize:
(i) earnings over the life of new loans as interest revenues are generated; (ii) interest expense on the securities which are sold to investors in the loan securitization trusts; and (iii) provisions for losses.

     During 2001 and 2002, we completed several actions, including: (i) the monetization of certain on-balance sheet financial assets through sales or as collateral for additional borrowings; and (ii) cost savings and restructuring of ongoing businesses. In early 2002, we announced our decision to reduce the size of our floorplan lending business.

     The risks associated with our business become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the home equity mortgage and manufactured housing businesses, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowing and increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the size of losses in the event of a default. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Proposed changes to the federal bankruptcy laws applicable to individuals would make it more difficult for borrowers to seek bankruptcy protection, and the prospect of these changes may encourage certain borrowers to seek bankruptcy protection before the law changes become effective, thereby increasing delinquencies. For our customers, loss of employment, increases in cost-of-living or other adverse economic conditions would impair their ability to meet their payment obligations. Higher industry inventory levels of repossessed manufactured homes may affect recovery rates and result in future impairment charges and provision for losses. In addition, in an economic slowdown or recession, our servicing and litigation costs increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would adversely affect our financial condition and results of operations.

     Loan originations in the first quarter of 2002 were $2.1 billion, down 5.3 percent from 2001. The primary reason for the decrease was our decision to no longer originate certain lines of business in order to manage our growth consistent with our current business plan.

     Sales of finance receivables in the first quarters of 2002 and 2001 include the sale of $.2 billion and $1.4 billion, respectively, of finance receivables, on which we recognized gains of $7.2 million and $8.9 million, respectively. These sales are further explained below under "Gain on sale of finance receivables". We also sold $.2 billion of certain other finance receivables in the first quarter of 2002, as part of our cash raising arrangements which are explained below under "Special charges".

     Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $42.3 billion in the first quarter of 2002, down 6.9 percent from the same period in 2001.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by .5 percent, to $555.4 million, in the first quarter of 2002, as compared to the same period in 2001. At March 31, 2002, on-balance sheet finance receivables increased 12 percent to $18.1 billion as compared to March 31, 2001. The weighted average yields earned on finance receivables and other investments were 10.9 percent and 12.3 percent during the first quarters of 2002 and 2001, respectively. The effect of the increase in average on-balance sheet finance receivables was substantially offset by the decrease in average yield. The average yield decreased due to the decrease in prime interest rates and change in product mix of the portfolio. Future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

     Net investment income on interest-only securities is the income recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 68 percent, to $4.9 million, in the first quarter of 2002, as compared to the same period in 2001. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.8 percent and 13.9 percent during the first quarters of 2002 and 2001, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $264.8 million during 2001 (of which $7.9 million was incurred in the first three months of 2001) due to impairment charges. Impairment charges are further explained below.

     Gain on sales of finance receivables in the first quarter of 2002 resulted from the sale of $.2 billion of finance receivables which generated net gains of $7.2 million. In the first quarter of 2001, we sold $1.4 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first quarter of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $46.8 million of other loans. These sales resulted in net gains of $8.9 million in the first quarter of 2001. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

     Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 22 percent, to $68.1 million, in the first quarter of 2002, as compared to the same period in 2001. Such decrease is primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $16.9 million and $26.8 million in the first quarters of 2002 and 2001, respectively. We expect servicing income to decline in future periods as the managed receivables in these securitizations are paid down.

     Provision for losses increased by 37 percent, to $158.4 million, in 2002, as compared to the same period in 2001. These amounts relate to our on-balance sheet receivables. The increase is principally due to the increase in loans held on our balance sheet and an increase in delinquencies. At March 31, 2002, on-balance sheet finance receivables increased 12 percent to $18.1 billion as compared to March 31, 2001. At March 31 2002 and 2001, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 2.18 percent and 1.73 percent, respectively (such delinquency ratio was 2.19 percent at December 31, 2001). Under the portfolio method, we estimate an allowance for credit losses based upon our assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in our allowance for credit losses are recognized as expense based on our current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization.

     Our credit losses as a percentage of related loan balances for our on-balance sheet portfolio have been increasing over the last several quarters (1.88 percent, 2.14 percent, 2.26 percent, 2.36 percent and 2.53 percent for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002, respectively). We believe

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

such increases reflect: (i) the natural increase in delinquencies in some of our products as they age into periods at which we have historically experienced higher delinquencies; (ii) the increase in retail credit receivables which typically experience higher credit losses; (iii) economic factors which have resulted in an increase in defaults; and (iv) a decrease in the manufactured housing recovery rates when repossessed properties are sold given current industry levels of repossessed assets.

     At March 31, 2002, the Company had a total of 16,729 unsold manufactured housing properties (11,453 of which relate to our off-balance sheet securitizations) in repossession, compared to 13,790 properties (10,868 of which relate to our off-balance sheet securitizations) at March 31, 2001. We reduce the value of repossessed property to our estimate of net realizable value upon repossession. We liquidated 5,904 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 58 percent in the first quarter of 2002 compared to 6,629 units at an average loss severity rate of 57 percent in the first quarter of 2001. The loss severity rate related to our on-balance sheet manufactured housing portfolio was 50 percent in the first quarter of 2002, compared to 48 percent in the first quarter of 2001. We believe the higher average severity rate in 2002 related to our on-balance sheet manufactured housing portfolio is consistent with the aging of such portfolio. The higher industry levels of repossessed manufactured homes which we believe existed in the marketplace at March 31, 2002, may adversely affect recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher level of repossessed inventory that currently exists in the marketplace may make it more difficult for us to liquidate our inventory at or near historical recovery rates. In order to maintain recovery levels, we may decide to hold inventory longer, potentially causing our repossessed inventory level to temporarily grow. We believe that our severity rates are positively impacted by our use of retail channels to dispose of repossessed inventory (where the repossessed units are sold through: (i) Company-owned sales lots; or (ii) our dealer network); thus, we rely less on the wholesale channel (through which recovery rates are typically lower). We intend to continue to focus on the retail channel in an effort to maximize our recovery rates.

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

     Due to the prevailing economic conditions in 2001 and 2002, the Company increased the use of the aforementioned mitigation policies. Based on past experience, we believe these policies will reduce the ultimate losses we recognize. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact our delinquency ratios. We attempt to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies are also considered when we determine the value of our retained interests in securitization trusts (including interest-only securities). Loss mitigation policies were applied to
3.0 percent of average managed accounts in the first quarter of 2002, compared to 1.3 percent, 1.5 percent, 2.9 percent and 3.1 percent of average managed accounts during the first, second, third and fourth quarters of 2001, respectively.

     Interest expense decreased by 10 percent, to $289.5 million, in the first quarter of 2002, as compared to the same period in 2001. Such decrease was the net result of: (i) increased borrowings to fund the increased finance receivables; and (ii) lower average borrowing rates. Our average borrowing rate decreased to 6.1 percent in the first quarter of 2002 from 7.6 percent in the first quarter of 2001. The decrease in average borrowing rates in 2002 as compared to the same period in 2001 is primarily due to the decrease in the general interest rate environment between periods.

     Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expenses decreased by 5.3 percent, to $154.6 million, in the first quarter of 2002, as compared to the same period in 2001. Such costs have decreased as we have begun to realize the cost savings from the previously announced restructuring of Conseco Finance.

     Special charges for the first quarter of 2002 include: (i) the loss of $39.3 million related to the sales of certain finance receivables of $253 million (such assets were sold as part of our cash raising initiatives which generated free cash flow in excess of $100 million in order to meet our debt obligations); (ii) a $7.0 million fee paid pursuant to amended financing

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

arrangements; and (iii) other restructuring charges of $.9 million. Special charges recorded in the first quarter of 2001 include: (i) the loss related to the sale of certain finance receivables of $9.0 million; and (ii) severance benefits of $4.8 million. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

     Impairment charges represent reductions in the value of our retained interests in securitization trusts (including interest-only securities and servicing rights) recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value.

     We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $7.9 million in the first quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

     The credit quality of managed finance receivables was as follows:

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     2.33%             2.45%
     Mortgage services (a)...................................................     1.18              1.23
     Retail credit...........................................................     3.16              3.39
     Consumer finance - closed-end...........................................      .86              1.08
     Floorplan...............................................................      .63               .58
     Discontinued lines......................................................     2.36              3.50
       Total.................................................................     1.99%             2.10%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................     2.21%             2.14%
     Mortgage services.......................................................     2.03              1.95
     Retail credit...........................................................     6.69              6.65
     Consumer finance - closed-end...........................................     2.77              2.50
     Floorplan...............................................................     1.14              1.00
     Discontinued lines......................................................     7.78              5.73
       Total.................................................................     2.47%             2.35%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................     2.74%             2.45%
     Mortgage services (c)...................................................     4.35              4.07
     Retail credit...........................................................      .18               .13
     Consumer finance - closed-end...........................................     1.07              1.03
     Floorplan...............................................................      .81               .69
     Discontinued lines......................................................     3.14              4.20
       Total.................................................................     2.94%             2.68%

--------------------
(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables. We writedown the value of our repossessed inventory to estimated realizable value at the time of repossession.
(c) Repossessed collateral inventory includes loans in the process of foreclosure.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

   The credit quality of on-balance sheet finance receivables was as follows:

                                                                                March 31,      December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................     3.11%             3.08%
     Mortgage services (a)...................................................      .95               .94
     Retail credit...........................................................     3.16              3.39
     Consumer finance - closed-end...........................................      .92              1.33
     Floorplan...............................................................      .63               .58
     Discontinued lines......................................................     1.94              2.72
       Total.................................................................     2.18%             2.19%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................     1.96%             1.87%
     Mortgage services.......................................................     1.71              1.53
     Retail credit...........................................................     6.69              6.65
     Consumer finance - closed-end...........................................     2.26              2.02
     Floorplan...............................................................     1.14              1.00
     Discontinued lines......................................................     5.49              4.66
       Total.................................................................     2.53%             2.36%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................     2.88%             2.41%
     Mortgage services (d)...................................................     3.86              3.50
     Retail credit...........................................................      .18               .13
     Consumer finance - closed-end...........................................     1.20              1.15
     Floorplan...............................................................      .81               .69
     Discontinued lines......................................................     2.02              2.92
       Total.................................................................     2.72%             2.37%

--------------------
(a)  60-days-and-over delinquencies exclude loans in foreclosure.
(b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables.
(c) Although the ratio is calculated using the outstanding loan principal balance related to the repossessed inventory, the repossessed inventory is written down to net realizable value at the time of repossession or completed foreclosure.
(d) Repossessed collateral inventory includes loans in the process of foreclosure.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------


     NEW ACCOUNTING STANDARDS

     See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

     FORWARD-LOOKING STATEMENTS

     All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "projected," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statement include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the Company's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (ix) actions by rating agencies and the effects of past or future actions by these agencies on the Company's business;
(x) the ultimate outcome of lawsuits filed against the Company; and (xi) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, with the Securities and Exchange Commission. Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under federal securities law. Argument on the motion is scheduled for May 24, 2002. Pretrial discovery in the options lawsuit is stayed pending disposition of the motion to dismiss. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  (a)    Exhibits

                12  Computation of Ratio of Earnings to Fixed Charges


         (b)    Reports on Form 8-K

                A report on Form 8-K dated January 30, 2002, was filed with the Commission to report under Item 5, modifications to certain borrowing agreements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------






                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CONSECO FINANCE CORP.


Dated: May 15, 2002


                                       By:  /s/ Keith A. Anderson
                                           -------------------------------
                                           Keith A. Anderson
                                           Senior Vice President and
                                             Chief Financial Officer (authorized
                                             officer and principal financial
                                             officer)