Form 10-Q
period 2002-06-30
CONSECO FINANCE CORP
filed 2002-08-14
CIK 890175

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

                  For the quarterly period ended June 30, 2002

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 1-08916


                              CONSECO FINANCE CORP.

           Delaware                                    No. 41-1807858
    ----------------------                       ------------------------------
    State of Incorporation                       IRS Employer Identification No.


         1100 Landmark Towers
    Saint Paul, Minnesota 55102-1639                   (651) 293-3400
  -------------------------------------                --------------
  Address of principal executive offices                  Telephone


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

    Shares of common stock outstanding as of August 9, 2002: 103

    The Registrant meets the conditions set forth in general instruction H(1)(a) and H(1)(b) to Form 10-Q. Accordingly, the disclosures in this filing have been reduced as permitted by such instructions.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                                 June 30,      December 31,
                                                                                                   2002            2001
                                                                                                   ----            ----
                                                                                                (unaudited)
Retained interests in securitization trusts:
   Actively managed fixed maturities at fair value (amortized cost: 2002 - $687.8;
     2001 - $704.9)...........................................................................   $   511.6     $    528.5
   Interest-only securities at fair value (amortized cost: 2002 - $177.9; 2001 - $131.3)......       207.1          141.7
                                                                                                ----------      ---------

     Total retained interests in securitization trusts........................................       718.7          670.2
                                                                                                 ---------      ---------

Cash and cash equivalents.....................................................................       343.8          394.5
Cash held in segregated accounts for investors in securitizations.............................       446.9          550.2
Cash held in segregated accounts related to servicing agreements and
   securitization transactions................................................................       951.9          994.6
Finance receivables...........................................................................     3,080.1        3,810.7
Finance receivables - securitized.............................................................    14,529.7       14,198.5
Receivables due from Conseco, Inc.............................................................       349.2          358.0
Income tax assets.............................................................................       248.9          267.2
Other assets..................................................................................     1,084.9          984.1
                                                                                                 ---------      ---------

       Total assets...........................................................................   $21,754.1      $22,228.0
                                                                                                 =========      =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Investor payables..........................................................................   $   446.9      $   550.2
   Liabilities related to certificates of deposit.............................................     2,037.5        1,790.3
   Other liabilities..........................................................................       533.8          566.3
   Preferred stock dividends payable to Conseco, Inc..........................................       119.8           86.1
   Notes payable:
     Related to securitized finance receivables structured as collateralized borrowings.......    14,977.5       14,484.5
     Master repurchase agreements.............................................................       907.4        1,691.8
     Credit facility collateralized by retained interests in securitizations..................       506.3          507.3
     Due to Conseco, Inc......................................................................       273.2          249.5
     Other borrowings.........................................................................         9.6          352.5
                                                                                                 ---------      ---------

          Total liabilities...................................................................    19,812.0       20,278.5
                                                                                                 ---------      ---------

Shareholder's equity:
   Preferred stock............................................................................       750.0          750.0
   Common stock and additional paid-in capital................................................     1,209.4        1,209.4
   Accumulated other comprehensive loss (net of applicable deferred income tax benefit:
     2002 - $56.8; 2001 - $63.8)..............................................................       (96.7)        (108.6)
   Retained earnings..........................................................................        79.4           98.7
                                                                                                 ---------      ---------

          Total shareholder's equity..........................................................     1,942.1        1,949.5
                                                                                                 ---------      ---------

          Total liabilities and shareholder's equity..........................................   $21,754.1      $22,228.0
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in millions)
                                   (unaudited)

                                                                                Three months ended          Six months ended
                                                                                    June 30,                    June 30,
                                                                                ------------------         -----------------
                                                                                2002          2001         2002         2001
                                                                                ----          ----         ----         ----
Revenues:
   Net investment income:
     Finance receivables and other..........................................     $554.5       $544.1     $1,109.9     $1,096.7

     Interest-only securities...............................................        5.1         16.6         10.0         31.7
   Gain on sale of finance receivables......................................       10.2          6.7         17.4         15.6
   Servicing income.........................................................       19.3         29.6         36.2         56.4
   Impairment charge related to retained interests in securitization
     transactions...........................................................        -          (33.8)         -          (41.7)
   Fee revenue and other income.............................................       43.8         58.1         95.0        118.9
                                                                                 ------       ------     --------     --------
         Total revenues.....................................................      632.9        621.3      1,268.5      1,277.6
                                                                                 ------       ------    --------      --------

Expenses:
   Provision for losses.....................................................      158.3        111.0       316.7         226.7
   Interest expense.........................................................      286.0        306.6       575.5         628.2
   Other operating costs and expenses.......................................      148.0        157.3       302.6         320.7
   Special charges..........................................................        9.3          2.4        56.5          16.2
                                                                                 ------       ------    --------      --------

         Total expenses.....................................................      601.6        577.3     1,251.3       1,191.8
                                                                                 ------       ------    --------      --------

         Income before income taxes and extraordinary gain (loss) on
           extinguishment of debt...........................................       31.3         44.0        17.2          85.8

Income tax expense..........................................................       12.1         16.6         6.7          32.5
                                                                                 ------       ------    --------      --------


         Income before extraordinary gain (loss) on extinguishment of debt..       19.2         27.4        10.5          53.3

Extraordinary gain (loss) on extinguishment of debt, net of income taxes..          (.1)          -          3.9           -
                                                                                 ------       ------    --------      --------

         Net income.........................................................       19.1         27.4        14.4          53.3


Preferred stock dividends...................................................       16.8         16.8        33.7          33.8
                                                                                 ------       ------    --------      --------

         Net income (loss) applicable to common stock.......................     $  2.3       $ 10.6    $  (19.3)     $   19.5
                                                                                 ======       ======    ========      ========













                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                              (Dollars in millions)
                                   (unaudited)

                                                                            Common stock     Accumulated other
                                                              Preferred    and additional      comprehensive       Retained
                                                     Total      stock      paid-in capital         loss            earnings
                                                     ----------------------------------------------------------------------

Balance, January 1, 2002.......................     $1,949.5     $750.0       $1,209.4             $(108.6)          $ 98.7

   Comprehensive income, net of tax:
     Net income................................         14.4        -             -                    -               14.4
     Change in unrealized appreciation
       (depreciation) of retained interests in
       securitization trusts (net of applicable
       income tax benefit of $7.0).............         11.9        -             -                   11.9              -
                                                    --------

         Total comprehensive income............         26.3

   Dividends on preferred stock................        (33.7)       -             -                   -               (33.7)
                                                    --------     ------       --------             -------           ------

Balance, June 30, 2002.........................     $1,942.1     $750.0       $1,209.4             $ (96.7)          $ 79.4
                                                    ========     ======       ========             =======           ======

Balance, January 1, 2001.......................     $2,089.2     $750.0       $1,209.4             $(139.1)          $268.9

   Comprehensive income, net of tax:
     Net income................................         53.3        -             -                    -               53.3
     Change in unrealized appreciation
       (depreciation) of retained interests
       in securitization trusts (net of
       applicable income tax benefit of
       $18.1)..................................         30.8        -             -                   30.8              -
                                                    --------

         Total comprehensive income............         84.1

   Dividends on preferred stock................        (33.8)       -             -                    -              (33.8)
                                                    --------     ------       --------             -------           ------

Balance, June 30, 2001.........................     $2,139.5     $750.0       $1,209.4             $(108.3)          $288.4
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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                                      Six months ended
                                                                                                            June 30,
                                                                                                      -------------------
                                                                                                      2002           2001
                                                                                                      ----           ----
Cash flows from operating activities:
   Net investment income....................................................................       $1,032.0        $ 1,116.2
   Fee revenue and other income.............................................................          123.9            165.9
   Interest expense.........................................................................         (558.6)          (617.8)
   Other operating costs....................................................................         (287.4)          (390.7)
   Special charges..........................................................................           (2.2)            -
   Taxes....................................................................................            2.3            (76.7)
                                                                                                   --------        ---------

       Net cash provided by operating activities............................................          310.0            196.9
                                                                                                   --------        ---------

Cash flows from investing activities:
   Cash received from the sale of finance receivables, net of expenses......................          619.6            683.6
   Principal payments received on finance receivables.......................................        4,323.7          4,047.0
   Finance receivables originated...........................................................       (4,423.0)        (6,072.5)
   Sale of vendor services financing business...............................................          -                407.8
   Other....................................................................................          (47.4)           (59.1)
                                                                                                   --------        ---------

       Net cash provided (used) by investing activities ....................................          472.9           (993.2)
                                                                                                   --------        ---------

Cash flows from financing activities:
   Issuance of liabilities related to deposit products......................................        1,193.7            757.3
   Payments on liabilities related to deposit products......................................         (949.4)          (864.3)
   Issuance of notes payable................................................................        4,259.6          5,799.6
   Payments on notes payable................................................................       (5,372.0)        (5,144.0)
   Change in cash held in restricted accounts for settlement of collateralized borrowings...           34.5             (4.8)
                                                                                                   --------        ---------

       Net cash provided (used) by financing activities.....................................         (833.6)           543.8
                                                                                                   --------        ---------

       Net decrease in cash and cash equivalents............................................          (50.7)          (252.5)

Cash and cash equivalents, beginning of period..............................................          394.5            665.5
                                                                                                   --------        ---------

Cash and cash equivalents, end of period....................................................       $  343.8        $   413.0
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

    Conseco Finance is a financial services holding company that originates, securitizes and services manufactured housing, home equity, home improvement, retail credit, consumer finance and floorplan loans. Conseco Finance is a wholly owned subsidiary of Conseco, Inc. ("Conseco"), a financial services holding company.

    LIQUIDITY ISSUES

    We require cash to originate finance receivables. Our primary sources of cash are: (i) the collection of receivable balances; (ii) proceeds from the issuance of debt, certificates of deposit and securitizations and sales of loans; and (iii) cash provided by operations. During 2001 and the first six months of 2002, we significantly slowed the origination of finance receivables. This strategy allowed us to reduce the amount of cash required for new loan originations, to transfer cash to Conseco and to reduce our outstanding debt.

    Our liquidity needs could increase in the event of an extended economic slowdown or recession. Loss of employment, increases in cost-of-living or other adverse economic conditions could impair the ability of our customers to meet their payment obligations. Higher industry levels of repossessed manufactured homes may affect recovery rates and result in decreased cash flows. In addition, in an economic slowdown or recession, our servicing and litigation costs would generally increase. Any sustained period of increased delinquencies, foreclosures, losses or increased costs would have an adverse effect on our liquidity.

    Our most significant source of liquidity has been our ability to finance the receivables we originate in the secondary markets through loan securitizations. Under certain securitization structures, we have provided a variety of credit enhancements, which have taken the form of corporate guarantees (although we have not provided such guarantees during 2001 and the first six months of 2002), and have also included bank letters of credit, surety bonds, cash deposits and over-collateralization or other equivalent collateral. When choosing the appropriate structure for a securitization of loans, we analyze the cash flows unique to each transaction, as well as its marketability and projected economic value. The structure of each securitized transaction depends, to a great extent, on conditions in the fixed-income markets at the time the transaction is completed, as well as on cost considerations and the availability and effectiveness of the various enhancement methods.

    During the first six months of 2002, we completed seven transactions, securitizing $2.3 billion of finance receivables and other assets. Such securitizations were generally executed under favorable market conditions although our retained spreads decreased from the fourth quarter of 2001. Adverse changes in the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis and could have an adverse effect on our liquidity.

    The market for securities backed by receivables is a cost-effective source of funds. Conditions in the credit markets during certain prior periods resulted in less-attractive pricing of certain lower-rated securities typically included in loan securitization transactions. As a result, we chose to hold certain securities rather than sell them to securitization trusts.

    Conditions in the markets for loan securitizations and loan sales change from time to time. Changes in market conditions could affect the interest rate spreads we earn on the loans we originate and the cash provided by our finance operations. We adjust interest rates on our lending products to strive to maintain our targeted spread in the current interest rate environment.

    On August 9, 2002, Conseco announced that it would not make its August 2002 interest payments on its 6.4 percent senior and guaranteed senior notes due in 2003 and 2004 and 8.75 percent senior and guaranteed senior notes due in 2004 and 2006. The failure to make the interest payments on these notes within the 30-day grace period constitutes a default under the notes. If Conseco does not cure the non-payment of interest within 30 days of the occurrence, an event of default will occur which will give the holders of the notes the right to accelerate the maturity of all principal and past due interest, which aggregated $1.1 billion on August 9, 2002. If the maturity of these notes is accelerated, Conseco would be unable to satisfy these obligations.

    In addition, Conseco is not in compliance with the debt to capitalization ratio it agreed to maintain pursuant to its bank credit agreement. We have received from the relevant lenders a waiver of the covenant violation effective as of June 30, 2002 through September 9, 2002. Absent the waiver, the covenant violation gives the lenders the right to declare all borrowings under the credit agreement due and payable. The aggregate balance due under this facility, including unpaid interest, was approximately $1.5 billion on August 9, 2002. If Conseco is unable to extend the waiver of the covenant violation when it expires on September 9, 2002, and the maturity of the bank debt is accelerated, Conseco would be unable to satisfy these obligations.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


    We believe that the recent adverse developments concerning Conseco's liquidity may adversely affect the cost at which we can obtain funding in the securitization market and may adversely affect our access to this market. Adverse pricing or diminished access to the securitization market could impair our ability to originate, purchase and sell loans or other assets on a favorable or timely basis. Any such impairment could have a material adverse effect upon our business and results of operations. The securitization market is sensitive to the credit ratings of Conseco Finance in connection with our securitization program. Factors considered by the rating agencies in assigning such ratings include current and anticipated credit enhancement levels, quality of the current and expected servicing, as well as additional factors associated with each distinct asset type. Market participants' concerns with Conseco Finance's limited financial flexibility, as reflected by Conseco Finance's current senior unsecured ratings, may have an adverse effect on the pricing of future securitization transactions. In addition, several securitization transactions have had ratings actions that have either lowered the original ratings or placed on credit watch certain debt classes. These rating actions could have an adverse effect on Conseco Finance's access to the securitization market in the future or the cost of such access. In addition, the securitization market for certain types of assets is relatively undeveloped and may be more susceptible to market fluctuations or other adverse changes than more developed capital markets. Although we have alternative sources of funding, principally warehouse and bank credit facilities as well as loan sales, these alternatives may not be sufficient for us to continue to originate loans.

    At August 14, 2002, we had $1.4 billion of committed master repurchase agreements and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. We have an additional $1.5 billion of uncommitted master repurchase agreements which require the approval of the lender prior to advancement of funds. If we are unable to securitize our finance receivables or otherwise sell our receivables, our capacity under these facilities would have to increase for our loan originations to continue. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in many cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2002, we had borrowed $1.4 billion under these agreements. The capacity under these agreements has been reduced to $2.9 billion (of which $1.4 billion is committed) at August 14, 2002 from $3.8 billion (of which $1.9 billion was committed) at June 30, 2002. In addition, certain of our banks have recently further restricted our borrowing capacity related to manufactured housing loans within the committed facilities. We are unable to predict whether we will be able to obtain replacement financing when our current facilities expire, and there can be no assurance that financing will be obtainable on favorable terms, if at all. To the extent that we are unable to arrange any third party or other financing, our loan origination activities would be adversely affected, which would have a material adverse effect on our operations, financial results and cash position.

    Absent the waiver, a violation by Conseco of the debt to capitalization ratio covenant under its bank credit agreements would result in cross-defaults under certain repurchase and other credit facilities utilized by us to finance loan inventory and daily operations. These facilities are secured with finance receivables, retained interests in securitizations and other assets. The aggregate outstanding balance of these master repurchase agreements and other facilities was $1.4 billion as of June 30, 2002. The repurchase facilities are commonly referred to as warehouse facilities. Pursuant to the occurrence of an event of default under these warehouse facilities, the parties that provide this financing may exercise various remedies, which vary among the facilities and include retaining income generated by the financed loans, effecting a permanent purchase of the financed loans, accelerating repayment of outstanding amounts and reducing the size of or terminating the facility. The exercise of these rights by one or more of the providers of these credit facilities would cross-default other credit facilities and would thereupon entitle certain other warehouse lenders to declare an event of default under their respective credit facilities and accelerate their respective indebtedness. We would pursue waivers in the event that a default occurs (if Conseco is unsuccessful in extending its waiver of the debt to capitalization ratio covenant). There can be no assurance that we can obtain such waivers and as such any exercise of their rights by these providers would have a material adverse effect on our ability to finance our loan inventory and to originate new loans.

    During the first six months of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $58.5 million (including $23.7 million of such notes held by Conseco) of the senior subordinated notes after the tender offer and other debt repurchases completed prior to the tender offer was retired at maturity on June 3, 2002.

    In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, Conseco Finance commenced a tender offer for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to the tender offers is $2.7 million due September 2002.

    We continually investigate and pursue alternative and supplementary methods to finance our lending operations. In late 1998, we began issuing certificates of deposit through our bank subsidiaries. At June 30, 2002, we had $2.0 billion of such deposits outstanding which are recorded as liabilities related to certificates of deposit. The average annual rate paid on these deposits was 3.8 percent during the first six months of 2002. We use the proceeds from the issuance of the certificates of deposit to fund the origination of certain consumer/credit card finance receivables. To the extent that we are unable to issue certificates of deposit, our loan origination activities would be adversely affected, which would have a material adverse effect on our operations, financial results and cash position.

    We generated cash flows from operating activities, as determined in accordance with Statement of Financial Accounting Standards Statement No. 95, "Statement of Cash Flows", of $310.0 million during the first six months of 2002, compared to $196.9 million in the first six months of 2001.

    We have projected that the adverse manufactured housing default experience in 2001 and the first half of 2002 will improve over time beginning in the third quarter of 2002. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $55 million during the remainder of 2002 and $65 million in 2003. We project the gross cash flows from the interest-only securities to exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15 million in 2005 and by approximately $530 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities. There can be no assurance that we will have adequate liquidity to make such guarantee payments. We intend to continue to make the required payments related to these guarantees. If we are unable to make the required guarantee payments, bond holders would have the right to terminate the servicing agreements with the Company.

    In the first quarter of 2002, we entered into various transactions with Lehman pursuant to which Lehman extended the terms of Conseco Finance's: (a) warehouse line of $1.2 billion from September 2002 to September 2003, (b) borrowings with respect to approximately $90 million of miscellaneous assets ("Miscellaneous Borrowings") from January 31, 2002 to June 2003, and (c) residual line of $.6 billion from February 2003 to February 2004 under which financing is being provided on our interest-only securities, servicing rights and retained interests in other subordinated securities issued by the securitization trusts. We agreed to an amortization schedule by which the outstanding balance under the Miscellaneous Borrowings is required to be paid by June 2003. We also entered into a revised agreement governing the movement of cash from Conseco Finance to the parent company. Conseco Finance and Lehman have agreed to amend the agreement such that Conseco Finance must maintain liquidity (i.e., cash and available borrowings, as defined) of at least: (i) $50 million until March 31, 2003; and (ii) $100 million from and after April 1, 2003. However, Conseco Finance no longer must meet a minimum liquidity requirement of $250 million before making interest, principal, dividend or redemption payments to the parent company.

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    Our unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Conseco Finance's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


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

    FINANCE RECEIVABLES AND RETAINED INTERESTS IN SECURITIZATION TRUSTS

    During the first six months of 2002, we completed five securitization transactions, securitizing $2.3 billion of finance receivables. These securitizations were structured in a manner that requires them to be accounted for as secured borrowings, whereby the loans and securitization debt remain on our balance sheet, rather than as sales, pursuant to the Statement of Financial Accounting Standards No. 140, "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Such accounting method is referred to as the "portfolio method".

    We classify the finance receivables transferred to the securitization trusts and held as collateral for the notes issued to investors as "finance receivables-securitized." The average interest rate earned on these receivables at June 30, 2002, was approximately 12.5 percent. We classify the notes issued to investors in the securitization trusts as "notes payable related to securitized finance receivables structured as collateralized borrowings."

    We also completed various loan sale transactions. During the first six months of 2002, we sold $.3 billion of finance receivables which generated net gains of $17.4 million. We also recognized a loss of $47.3 million related to the sale of $.4 billion of certain finance receivables sold as part of our cash raising initiatives in order to meet our debt obligations. See "Special Charges" elsewhere in the notes to the consolidated financial statements. In the first six months of 2001, we sold $1.5 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $15.6 million in the first six months of 2001. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------



    The following table summarizes our finance receivables - securitized by business line (there were no such finance receivables related to discontinued lines):

                                                                                         June 30,       December 31,
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           (Dollars in millions)
Continuing lines:
   Manufactured housing..............................................................   $ 7,516.7        $ 6,940.4
   Mortgage services.................................................................     5,749.0          5,658.2
   Retail credit.....................................................................       818.0            878.9
   Consumer finance - closed-end.....................................................       486.5            580.8
   Floorplan.........................................................................       316.3            436.9
                                                                                        ---------        ---------

                                                                                         14,886.5         14,495.2
   Less allowance for credit losses..................................................       356.8            296.7
                                                                                        ---------        ---------

     Total finance receivables - securitized.........................................   $14,529.7        $14,198.5
                                                                                        =========        =========

    The following table summarizes our other finance receivables by business line and categorized as either: (i) a part of our continuing lines; or (ii) a part of our discontinued lines:

                                                                                         June 30,       December 31,
                                                                                           2002             2001
                                                                                           ---------------------
                                                                                             (Dollars in millions)

Continuing lines:
   Manufactured housing...............................................................   $  215.4         $  609.3
   Mortgage services..................................................................      860.4          1,128.9
   Retail credit......................................................................    1,931.5          1,811.1
   Consumer finance - closed-end......................................................        8.6              6.3
                                                                                         --------         --------

                                                                                          3,015.9          3,555.6
   Less allowance for credit losses...................................................      102.9            111.6
                                                                                         --------         --------

     Net other finance receivables for continuing lines...............................    2,913.0          3,444.0
                                                                                         --------         --------

Discontinued lines....................................................................      173.8            379.7
   Less allowance for credit losses...................................................        6.7             13.0
                                                                                         --------         --------

     Net other finance receivables for discontinued lines.............................      167.1            366.7
                                                                                         --------         --------

     Total other finance receivables..................................................   $3,080.1         $3,810.7
                                                                                         ========         ========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

    The changes in the allowance for credit losses included in finance receivables (both securitized and other portfolios) were as follows:

                                                                           Three months ended          Six months ended
                                                                                June 30,                   June 30,
                                                                           ------------------         ------------------
                                                                            2002         2001         2002          2001
                                                                            ----         ----         ----          ----
                                                                                       (Dollars in millions)

Allowance for credit losses, beginning of period...............              $439.9      $312.1        $421.3        $306.8

Additions to the allowance:
   Provision for losses........................................               158.3       111.0         316.7         226.7
   Change in allowance due to purchases and sales of certain
     finance receivables.......................................                 1.6         2.9           3.9          (5.5)
Credit losses..................................................              (133.4)     (107.8)       (275.5)       (209.8)
                                                                             ------      ------        ------        ------

Allowance for credit losses, end of period.....................              $466.4      $318.2        $466.4        $318.2
                                                                             ======      ======        ======        ======

    The securitizations structured prior to September 8, 1999, met the applicable criteria to be accounted for as sales. At the time the loans were securitized and sold, we recognized a gain and recorded our retained interest represented by the interest-only security. The interest-only security represents the right to receive, over the life of the pool of receivables: (i) the excess of the principal and interest received on the receivables transferred to the special purpose entity over the principal and interest paid to the holders of other interests in the securitization; and (ii) contractual servicing fees. In some of those securitizations, we also retained certain lower-rated securities that are senior in payment priority to the interest-only securities. Such retained securities (classified as actively managed fixed maturity securities) had a par value, fair value and amortized cost of $733.9 million, $511.6 million and $687.8 million, respectively, at June 30, 2002.

    The interest-only securities on our balance sheet represent an allocated portion of the cost basis of the finance receivables in the securitization transactions accounted for as sales related to transactions structured prior to September 8, 1999. Our interest-only securities and other retained interests in those securitization transactions are subordinate to the interests of other investors. Their values are subject to credit, prepayment, and interest rate risk on the securitized finance receivables. We determine the discount rate to value these securities based on our estimates of current market rates of interest for securities with similar yield, credit quality and maturity characteristics. We include the difference between estimated fair value and the amortized cost of the interest-only securities (after adjustments for impairments required to be recognized in earnings) in "accumulated other comprehensive loss, net of taxes." We used the following assumptions to adjust the amortized cost to estimated fair value at June 30, 2002 and December 31, 2001. If actual performance differs from these assumptions, we may be required to recognize additional impairment charges related to the value of our interest-only securities and servicing rights.

                                                                                                            Interests    Interests
                                                    Manufactured     Home equity/       Consumer/            held by      held by
June 30, 2002                                          housing     home improvement     equipment     Total  others     the Company
-------------                                          -------     ----------------     ---------     -----  ------     -----------
                                                                                (Dollars in millions)

Interest-only securities at fair value............    $    116.0       $   141.6     $    7.8         $265.4   $(58.3)    $207.1
Cumulative principal balance of sold finance
   receivables at June 30, 2002...................      16,481.7         4,099.2        966.4       21,547.3
Weighted average stated customer interest rate
   on sold finance receivables....................          9.8%           11.9%        10.5%
Assumptions to determine estimated fair value
   of interest-only securities at June 30, 2002:
     Expected prepayment speed as a percentage
       of principal balance of sold finance
       receivables (a)............................          7.1%           16.5%        18.4%
     Expected nondiscounted credit losses as a
       percentage of principal balance of
       related finance receivables (a)............         11.3%            7.1%         6.0%
     Weighted average discount rate ..............         16.0%           16.0%        16.0%

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------



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

---------------
(a) The valuation of interest-only securities is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from our projections, it could have a material effect on the valuation of our interest-only securities. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the receivables sold.

    Under current accounting rules (pursuant to EITF Issue No. 99-20 "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF Issue No. 99-20") which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the retained beneficial interests are less than their carrying value; and (ii) the timing and/or amount of cash expected to be received from the retained beneficial interests have changed adversely from the previous valuation which determined the carrying value of the retained beneficial interests. When both occur, the retained beneficial interests are written down to fair value.

    We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $41.7 million in the first six months of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. No such impairment charge was recognized in the first six months of 2002.

    The following table summarizes certain cash flows received from and paid to the securitization trusts during the three and six month periods ended June 30, 2002 and 2001 (dollars in millions):

                                                                             Three months                 Six months
                                                                            ended June 30,              ended June 30,
                                                                            --------------              --------------
                                                                           2002       2001              2002       2001
                                                                           ----       ----              ----       ----

Servicing fees received...............................................    $ 10.8     $  17.9        $   22.6     $  42.4
Cash flows from interest-only securities, net.........................     (31.3)        1.8           (30.5)        7.9
Cash flows from retained bonds........................................      28.0        17.4            52.6        34.9
Servicing advances paid...............................................     (69.1)     (195.4)         (155.4)     (399.9)
Repayment of servicing advances.......................................      65.7       193.1           148.8       388.0

    We have projected that the adverse manufactured housing default experience in 2001 and the first half of 2002 will improve over time beginning in the third quarter of 2002. As a result of these assumptions, we project that payments related to guarantees issued in conjunction with the sales of certain finance receivables will exceed the gross cash flows from the interest-only securities by approximately $55 million during the remainder of 2002 and $65 million in 2003. We project the gross cash flows from the interest-only securities will exceed the payments related to guarantees issued in conjunction with the sales of certain finance receivables by approximately $5 million in 2004 and $15

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

million in 2005 and by approximately $530 million in all years thereafter. These projected payments are considered in the projected cash flows we use to value our interest-only securities. There can be no assurance that we will have adequate liquidity to make such guarantee payments.

    Effective September 30, 2001, we transferred substantially all of our interest-only securities into a securitization trust. The transaction provided a means to finance a portion of the value of our interest-only securities by selling some of the cash flows to Lehman Brothers, Inc. and affiliates (collectively "Lehman"). The transfer was accounted for as a sale in accordance with SFAS 140. However, no gain or loss was recognized because the aggregate fair value of the interest retained by the Company and the cash received from the sale were equal to the carrying value of the interest-only securities prior to their transfer to the trust. The trust is a special purpose entity and is not consolidated pursuant to SFAS 140. We received a trust security representing an interest in the trust equal to 85 percent of the estimated future cash flows of the interest-only securities held in the trust. Lehman purchased the remaining 15 percent interest. The value of the interest purchased by Lehman was $58.3 million at June 30, 2002. The Company continues to be the servicer of the finance receivables underlying the interest-only securities transferred to the trust. Lehman has the ability to accelerate the principal payments related to their interest after a stated period. Until such time, Lehman is required to maintain a 15 percent interest in the estimated future cash flows of the trust. By aggregating the interest-only securities into one structure, the impairment test for these securities are conducted on a single set of cash flows representing the Company's 85 percent interest in the trust. Accordingly, adverse changes in cash flows from one interest-only security are offset by positive changes in another. The new structure does not avoid an impairment charge if sufficient positive cash flows in the aggregate are not available. Further, increases in cash flows above the adverse cash flows cannot be recognized in earnings.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


    The following table summarizes quantitative information about delinquencies, net credit losses, and components of managed finance receivables:

                                                                           Principal balance
                                                                            60 days or more                Net credit
                                               Principal balance                past due                     losses
                                            -----------------------       --------------------           --------------
                                                                                                           Six months
                                                                                                          ended June 30,
                                            June 30,    December 31,    June 30,       December 31,       ---------------
                                             2002         2001           2002             2001           2002       2001
                                             ----         ----           ----             ----           ----       ----
                                                                           (Dollars in millions)

Type of finance receivables
---------------------------

Manufactured housing...................    $24,608.1    $25,575.1        $614.3          $610.5         $289.7      $277.9
Home equity/home improvement...........     10,859.4     11,851.4         125.7           139.9          124.8       125.5
Consumer...............................      4,011.8      4,198.8          78.7           112.6          123.4        99.4
Commercial.............................        512.6      1,377.0           6.3            16.2           14.8        34.9
                                           ---------    ---------        ------          ------         ------      ------

Total managed receivables..............     39,991.9     43,002.3         825.0           879.2          552.7       537.7

Less finance receivables securitized
    and repossessed assets.............     21,683.9     24,297.3         406.8           464.9          277.2       327.9
                                           ---------    ---------        ------          ------         ------      ------

Finance receivables held on balance
     sheet before allowance for credit
     losses and deferred points and
     other, net........................     18,308.0     18,705.0        $418.2          $414.3         $275.5      $209.8
                                                                         ======          ======         ======      ======

Less allowance for credit losses.......        466.4        421.3

Less deferred points and other, net.....       231.8        274.5
                                           ----------   ---------

Finance receivables held on
   balance sheet........................   $17,609.8    $18,009.2
                                           =========    =========

    Activity in the interest-only securities account was as follows:

                                                                                                    Six months ended
                                                                                                         June 30,
                                                                                                     -----------------
                                                                                                     2002         2001
                                                                                                     ----         ----
                                                                                                  (Dollars in millions)

Balance, beginning of period...................................................................     $141.7        $432.9
   Investment income...........................................................................       10.0          31.7
   Cash paid (received):
     Gross cash received.......................................................................      (32.9)        (32.2)
     Guarantee payments related to clean-up calls (a)..........................................        9.3          14.7
     Guarantee payments related to bonds held by others........................................       26.1          12.6
     Guarantee payments related to retained bonds (included in actively managed
       fixed maturities).......................................................................       37.3          11.7
   Impairment charge to reduce carrying value..................................................        -           (47.8)
   Sale of securities related to a discontinued line...........................................        -           (12.4)
   Change in interest purchased by Lehman in conjunction with securitization transaction.......       (3.1)          -
   Change in unrealized appreciation recorded in shareholder's equity..........................       18.7          47.5
                                                                                                    ------        ------

Balance, end of period.........................................................................     $207.1        $458.7
                                                                                                    ======        ======





                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

--------------------
(a) During the first six months of 2002 and 2001, clean-up calls were exercised for certain securitizations that were previously recognized as sales. The interest-only securities related to these securitizations had previously been separately securitized with other interest-only securities in transactions recognized as sales. The Company holds the residual interests issued by the securitization trusts. The terms of the residual interests requires the holder to make payments to the securitization trusts when a clean-up call related to an underlying trust (a trust which issued interest-only securities held by the securitization trust) occurs. These payments are used to accelerate principal payments to the holders of the other securities issued by the securitization trusts. During the first six months of 2002 and 2001, the Company was required to make payments to the securitization trusts. These payments increased our basis in the retained interest, as the related liability assumed by the Company (and reflected in the value of the retained interest) was extinguished.


                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


    CHANGES IN NOTES PAYABLE (EXCLUDING NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS)

    Notes payable (excluding notes payable related to securitized finance receivables structured as collateralized borrowings) were as follows (interest rates as of June 30, 2002):

                                                                                June 30,          December 31,
                                                                                  2002                2001
                                                                                  ----                ----
                                                                                    (Dollars in millions)
Master repurchase agreements due on various dates in
   2002 and 2003 (2.73%).....................................................    $  914.0           $1,679.0
Credit facility collateralized by retained interests in securitizations
   due 2004 (3.84%)..........................................................       506.3              507.3
Medium term notes due September 2002 (6.50%).................................         8.2              189.7
10.25% senior subordinated notes due June 2002...............................         -                161.9
Note payable to Conseco due May 2005 (3.38%).................................       273.2              249.5
Other........................................................................         1.4               22.5
                                                                                 --------           --------

     Total principal amount..................................................     1,703.1            2,809.9

Unamortized net discount and deferred fees...................................        (6.6)              (8.8)
                                                                                 --------           --------

     Total notes payable.....................................................    $1,696.5           $2,801.1
                                                                                 ========           ========

    At August 14, 2002, we had $1.4 billion of committed master repurchase agreements and other facilities with various banking and investment banking firms for the purpose of financing our consumer and commercial finance loan production. We have an additional $1.5 billion of uncommitted master repurchase agreements which require the approval of the lender prior to advancement of funds. These facilities typically provide financing of a certain percentage of the underlying collateral and are subject to the availability of eligible collateral and, in some cases, the willingness of the banking firms to continue to provide financing. Some of these agreements provide for annual terms which are extended either quarterly or semi-annually by mutual agreement of the parties for an additional annual term based upon receipt of updated quarterly financial information. At June 30, 2002, we had borrowed $1.4 billion under these agreements. The capacity under these agreements has been reduced to $2.9 billion (of which $1.4 billion is committed) at August 14, 2002 from $3.8 billion (of which $1.9 billion was committed) at June 30, 2002. In addition, certain of our banks have recently further restricted our borrowing capacity related to manufactured housing loans within the committed facilities. We are unable to predict whether there will be further restrictions on such borrowings or that we will be able to obtain replacement financing when our current facilities expire, and there can be no assurance that financing will be obtainable on favorable terms, if at all. To the extent that we are unable to arrange any third party or other financing, our loan origination activities would be adversely affected, which would have a material adverse effect on our operations, financial results and cash position.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

      (a)  No dividend;
      (b)  Convertible to Conseco common stock at $10 per share;
      (c)  Voting rights on an as converted basis;
      (d) Mandatorily redeemable by Conseco in January 2012 at the stated value;
      (e) Pari passu with the Series F Preferred Stock of Conseco if, and only if, a majority of the holders of Conseco's Series E Preferred Stock and Series F Preferred Stock consent, and otherwise pari passu with the Series E Preferred Stock and junior to the Series F Preferred Stock; and
      (f) The right to cause Conseco to register the Series G Preferred Stock within one year after electing to surrender the Warrant in exchange for the Series G Preferred Stock.

    Lehman's warrant permits the holder to purchase 5 percent of Conseco Finance at a nominal price. The holder of the warrant may cause the warrant and any stock issued upon its exercise to be purchased for cash at an appraised value in May 2003. Since the warrant permits cash settlement at fair value at the option of the holder of the warrant, it has been included in other liabilities and is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the warrant at June 30, 2002 is $37.3 million. Pursuant to a modification of the financing agreement, the holder was given a derivative instrument which permits the conversion of the warrant (subject to certain terms and conditions) into convertible preferred stock of Conseco with a stated value of $50 million. The convertible preferred stock is convertible into Conseco common stock at $10 per share, pays no dividend and is mandatorily redeemable by Conseco in January 2012 at its stated value. The derivative is measured at fair value, with changes in its value reported in earnings. The estimated fair value of the derivative at June 30, 2002 was $.8 million.

    As discussed in the note to the consolidated financial statements entitled "Liquidity Issues", absent a waiver, a violation of the debt to capitalization ratio covenant of our parent under its bank credit agreements would result in cross-defaults under certain repurchase and other credit facilities utilized by us to finance loan inventory and daily operations. The repurchase facilities are commonly referred to as warehouse facilities. Pursuant to the resulting events of default under these warehouse facilities, the parties that provide this financing may exercise various remedies, which vary among the facilities and include retaining income generated by the financed loans, effecting a permanent purchase of the financed loans, accelerating repayment of outstanding amounts and reducing the size of or terminating the facility. The exercise of these rights by one or more of the providers of these credit facilities would cross-default other credit facilities and would thereupon entitle certain other warehouse lenders to declare an event of default under their respective credit facilities and accelerate their respective indebtedness. The finance subsidiary would pursue waivers in the event that a default occurs (if Conseco is unsuccessful in extending its waiver of the debt to capitalization ratio covenant.) There can be no assurance that we can obtain such waivers and as such any exercise of their rights by these providers would have a material adverse effect on our ability to finance our loan inventory and to originate new loans.

    The credit facility collateralized by retained interests in securitizations and two of our master repurchase agreements require Conseco Finance to maintain various financial ratios, as defined in the agreement. These ratios include: (i) an adjusted tangible net worth of at least $1.5 billion (such amount was greater than $1.6 billion at June 30, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending June 30, 2002, and defined periods thereafter (such ratio was 1.13:1.0 for the period ended June 30, 2002);
(iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.77:100 at June 30, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .38:2.0 at June 30, 2002). These credit facilities also require Conseco Finance to maintain liquidity of greater than $50 million. As of June 30, 2002 our liquidity was $114.2 million.

    One of our master repurchase agreements and one of our other facilities require Conseco Finance to maintain various financial ratios, as defined in the agreements. These ratios include: (i) an adjusted tangible net worth of at least $1.95 billion (such amount was greater than $2.0 billion at June 30, 2002); (ii) a fixed charge coverage ratio of not less than 1.0:1.0 for the four quarters ending June 30, 2002, and defined periods thereafter (such ratio was 1.15:1.0 for the four quarters ended June 30, 2002); (iii) a ratio of net worth to total managed receivables of not less than 4:100 (such ratio was 4.77:100 at June 30, 2002); and (iv) a ratio of total non-warehouse debt less finance receivables and certain other assets, as defined in the agreement, to net worth of less than 1.0:2.0 (such ratio was .38:2.0 at June 30, 2002).

    During the first six months of 2002, Conseco Finance repurchased $46.9 million par value of its senior subordinated notes and medium term notes resulting in an extraordinary gain of $3.9 million (net of income taxes). In March 2002, Conseco Finance completed a tender offer pursuant to which it purchased $75.8 million par value of its senior subordinated notes due June 2002. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of $58.5 million (including $23.7 million of notes held by Conseco) of the senior subordinated notes was retired at maturity on June 3, 2002.

    In April 2002, Conseco Finance completed a tender offer pursuant to which it purchased $158.5 million par value of its medium term notes due September 2002 and $3.7 million par value of its medium term notes due April 2003. The purchase price was equal to 100 percent of the principal amount of the notes plus accrued interest. In June 2002, Conseco Finance commenced a tender offer for the remaining $8.2 million par value of its medium term notes due September 2002. Pursuant to the tender offer $5.5 million par value of the notes was tendered in July. The purchase price was equal to 101 percent of the principal amount of the notes plus accrued interest. The remaining principal amount outstanding of the medium term notes after giving effect to both tender offers and other debt repurchases completed prior to both tender offers is $2.7 million due September 2002.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

    NOTES PAYABLE RELATED TO SECURITIZED FINANCE RECEIVABLES STRUCTURED AS COLLATERALIZED BORROWINGS

    Notes payable related to securitized finance receivables structured as collateralized borrowings were $14,977.5 million at June 30, 2002. The principal and interest on these notes are paid using the cash flows from the underlying finance receivables which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying finance receivables which back the notes. In some instances, the Company is required to advance principal and interest payments even though the payments on the underlying finance receivables which back the notes have not yet been received. The average interest rate on these notes at June 30, 2002, was 6.4 percent. The notes payable balance also includes two securitization transactions securitizing: (i) capitalized expenses related to the refurbishment of repossessed assets; and (ii) principal and interest advances. The outstanding liability on these facilities at June 30, 2002 was $85.0 million.

    RELATED PARTY TRANSACTIONS

    At June 30, 2002, the outstanding balance under the note payable to Conseco was $273.2 million. Interest is payable monthly at a rate of LIBOR plus a margin of 1.5 percent. Principal payments are made pursuant to the amended agreement with Lehman. Interest expense incurred under the note totaled $4.3 million and $18.9 million during the six months ended June 30, 2002 and 2001, respectively.

    At June 30, 2002, the outstanding balance under a note receivable from a subsidiary of Conseco due May 2005 was $353.5 million. Interest is receivable monthly at a rate of LIBOR plus a margin of 1.5 percent. Interest revenue earned under the note totaled $6.0 million and $11.6 million during the six months ended June 30, 2002 and 2001, respectively.

    During 2000, the Company converted $750.0 million principal balance of the note payable to Conseco to $750.0 million stated value of 9% redeemable cumulative preferred stock. Dividend payments are made pursuant to the amended agreement with Lehman. Cumulative unpaid dividends totaled $119.8 million and $86.1 million at June 30, 2002 and December 31, 2001, respectively.

    The Company has entered into management and service agreements with subsidiaries of Conseco. Fees for such services (including data processing, executive management and investment management services) are based on Conseco's direct and allocable costs. Total fees incurred by the Company under such agreements were $6.5 million and $11.0 million for the six months ended June 30, 2002 and 2001, respectively.

    LITIGATION AND OTHER LEGAL PROCEDINGS

    Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under federal securities law. The motion was argued on May 24, 2002. The motion was denied by order dated July 29, 2002. Pretrial discovery in the option lawsuit was stayed pending disposition of the motion to dismiss but will commence presently. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

    The Company has been notified that the staff of the U.S. Securities and Exchange Commission has obtained a formal order of investigation in connection with an inquiry that currently appears to relate to the Company's financial reports for the quarters ending December 31, 1998 through December 31, 1999, including the Company's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has been recently settled. The Company has been and is continuing to cooperate with the SEC staff in this matter.

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

    GUARANTEES

    In conjunction with certain sales of finance receivables, we have provided guarantees aggregating approximately $1.4 billion at June 30, 2002. We consider any potential payments related to these guarantees in the projected net cash flows used to determine the value of our interest-only securities. If we have to make more payments on these guarantees than anticipated, or we experience higher than anticipated rates of repayment, including due to foreclosure or charge-offs, or any adverse changes in our assumptions used for valuation, we would be required to recognize additional impairment charges. During the first six months of 2002 and 2001, interest and principal payments related to such guarantees on bonds held by others totaled $26.1 million and $12.6 million, respectively.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


    INCOME TAXES

    Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities. These amounts are reflected in the balance of our income tax assets which totaled $248.9 million at June 30, 2002. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible. We evaluate the realizability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

    The Company is included in the consolidated federal income tax returns of Conseco. Taxes are computed on a separate return basis pursuant to a tax sharing agreement with Conseco. No valuation allowance has been provided on our deferred income tax assets at June 30, 2002, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets. The deferred tax assets are expected to reduce taxes otherwise payable to Conseco rather than through claims against Conseco for refunds.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

    CONSOLIDATED STATEMENT OF CASH FLOWS

    The following disclosures supplement our consolidated statement of cash flows:

                                                                                                  Six months ended
                                                                                                       June 30,
                                                                                                ---------------------
                                                                                                2002             2001
                                                                                                ----             ----
                                                                                                 (Dollars in millions)

Cash flows from operating activities:
   Net income................................................................................    $ 14.4          $ 53.3
   Adjustments to reconcile the net income to net cash provided by operating activities:
       Interest-only securities investment income............................................     (10.0)          (31.7)
       Cash from interest-only securities, net...............................................     (30.5)            7.9
       Servicing income......................................................................     (36.2)          (56.4)
       Cash received from servicing activities...............................................      22.7            42.4
       Provision for losses..................................................................     316.7           226.7
       Gain on sale of finance receivables...................................................     (17.4)          (15.6)
       Amortization and depreciation.........................................................       7.9              .7
       Income taxes..........................................................................      11.3           (44.2)
       Accrual and amortization of investment income.........................................     (10.9)           11.6
       Special charges.......................................................................      54.3            16.2
       Impairment charge.....................................................................       -              41.7
       Extraordinary gain on extinguishment of debt .........................................      (6.2)            -
       Other  ...............................................................................      (6.1)          (55.7)
                                                                                                 ------          ------

         Net cash provided by operating activities...........................................    $310.0          $196.9
                                                                                                 ======          ======

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------


    SPECIAL CHARGES

    2002

    The following table summarizes the special charges incurred by the Company during the second quarter of 2002 and for the first six months of 2002, which are further described in the paragraphs which follow (dollars in millions):

                                                                                           Three months    Six months
                                                                                               ended          ended
                                                                                              June 30,       June 30,
                                                                                                2002           2002
                                                                                                ----           ----

Loss related to sales of certain finance receivables.....................................       $8.0         $47.3
Costs related to debt modification.......................................................        -             7.0
Other items..............................................................................        1.3           2.2
                                                                                                ----        ------

         Special charges before income tax benefit.......................................       $9.3         $56.5
                                                                                                ====         =====

    Loss related to sales of certain finance receivables

    During the first six months of 2002, we recognized a loss of $45.7 million related to the sale of $363 million of certain finance receivables. Such assets were sold as part of our cash raising initiatives in order to meet our debt obligations. The sales generated free cash flow in excess of $150 million.

    During the second quarter of 2002, we recognized an additional loss of $1.6 million related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements. These receivables were originally sold in 2001.

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

    2001

    The following table summarizes the special charges incurred by the Company during the three and six months ended June 30, 2001, which are further described in the paragraphs which follow (dollars in millions):

                                                                                           Three months    Six months
                                                                                               ended          ended
                                                                                             June 30,       June 30,
                                                                                               2001           2001
                                                                                               ----           ----

Severance benefits and other restructuring charges......................................     $  .2           $ 5.0
Loss related to sale of certain finance receivables.....................................       2.2            11.2
                                                                                             -----           -----

     Special charges before income tax benefit..........................................     $ 2.4           $16.2
                                                                                             =====           =====


    Severance benefits and other restructuring charges

    During the first quarter of 2001, the Company developed plans to change the way it operates. Such changes were undertaken in an effort to improve the Company's operations and profitability. The planned changes included moving a significant number of jobs to India, where a highly-educated, low-cost, English-speaking labor force is available. Pursuant to GAAP, the Company was required to recognize the costs associated with most restructuring activities as

                     CONSECO FINANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              --------------------

the costs are incurred. However, costs associated with severance benefits are required to be recognized when the costs are: (i) attributable to employees' services that have already been rendered; (ii) relate to obligations that accumulate; and (iii) are probable and can be reasonably estimated. The severance costs associated with our planned activities met these requirements. We recognized a charge of $.2 million and $5.0 million in the three and six months ended June 30, 2001 and 2000, respectively, related to severance benefits and other restructuring charges.

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

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------


RESULTS OF OPERATIONS

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                 ---------------------       -----------------
                                                                 2002             2001       2002         2001
                                                                 ----             ----       ----         ----
                                                                              (Dollars in millions)
Contract originations:
     Manufactured housing...............................      $   325.2        $   648.2   $   658.8    $ 1,162.3
     Mortgage services..................................          709.4            712.6     1,374.1      1,276.3
     Retail credit......................................          915.4          1,159.7     1,645.5      1,808.1
     Consumer finance - closed-end......................            4.5              -           4.7          -
     Floorplan..........................................           64.1            561.3       450.7      1,024.1
     Discontinued.......................................            6.5             13.5        14.8         66.7
                                                              ---------        ---------   ---------    ---------

       Total............................................      $ 2,025.1        $ 3,095.3   $ 4,148.6    $ 5,337.5
                                                              =========        =========   =========    =========

Sales of finance receivables:
     Manufactured housing...............................      $     3.1        $     -     $     4.8    $      -
     Mortgage services..................................          190.1             49.6       366.5        664.8
     Floorplan..........................................            -                -         126.8           -
     Discontinued lines.................................           84.0              -         173.8        802.3
                                                              ---------        ---------   ---------     --------

       Total............................................      $   277.2        $    49.6   $   671.9    $ 1,467.1
                                                              =========        =========   =========    =========

Managed receivables (average):
     Manufactured housing...............................      $24,840.5        $26,036.0   $25,085.2    $26,132.0
     Mortgage services..................................       11,088.4         12,663.8    11,346.1     12,895.8
     Retail credit......................................        2,677.8          2,068.1     2,672.3      1,943.8
     Consumer finance - closed-end......................        1,260.5          1,801.0     1,324.2      1,881.3
     Floorplan..........................................          553.2          1,264.1       700.3      1,336.7
     Discontinued lines.................................          315.7            627.6       387.8        795.9
                                                              ---------        ---------   ---------    ---------

       Total............................................      $40,736.1        $44,460.6   $41,515.9    $44,985.5
                                                              =========        =========   =========    =========

Revenues:
     Net investment income:
       Finance receivables and other....................      $   554.5        $   544.1   $ 1,109.9    $ 1,096.7
       Interest-only securities.........................            5.1             16.6        10.0         31.7
     Gain on sales of finance receivables...............           10.2              6.7        17.4         15.6
     Fee revenue and other income.......................           63.1             87.7       131.2        175.3
                                                              ---------        ---------   ---------    ---------

       Total revenues...................................          632.9            655.1     1,268.5      1,319.3
                                                              ---------        ---------   ---------    ---------

Expenses:
     Provision for losses...............................          158.3            111.0       316.7        226.7
     Finance interest expense...........................          286.0            306.6       575.5        628.2
     Other operating costs and expenses.................          148.0            157.3       302.6        320.7
                                                              ---------        ---------   ---------    ---------

       Total expenses...................................          592.3            574.9     1,194.8      1,175.6
                                                              ---------        ---------   ---------    ---------

       Operating income before special charges, impairment
          charges and income taxes......................           40.6             80.2        73.7        143.7

Special charges.........................................            9.3              2.4        56.5         16.2
Impairment charges......................................            -               33.8         -           41.7
                                                              ---------        ---------   ----------   ---------

       Income before income taxes.......................      $    31.3        $    44.0    $   17.2    $    85.8
                                                              =========        =========    ========    =========

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

    General: As more fully described in the note to the consolidated financial statements entitled "Liquidity Issues", the recent adverse developments concerning Conseco's liquidity have adversely affected our ability to access the securitization market. In addition, our lenders have reduced and/or restricted access to available funding facilities and an event of default under Conseco's bank-credit agreement would result in cross-defaults under our credit facility. There can be no assurance that we will be able to continue to make new loans and fund our operations. We provide financing for manufactured housing, home equity, home improvements, consumer products and equipment, and provide consumer and commercial revolving credit. Finance products include both fixed-term and revolving loans and leases. We also market physical damage and other credit protection relating to the loans we service. Certain amounts have been reclassified for the change in presentation of accrued finance charges and fees at the time the related principal balance is charged-off. Effective January 1, 2002, to conform to standard industry practices as well as to maintain consistency with the Company's closed-end products, accrued interest and fees were charged against the related income at the time of charge-off. This change only impacts the retail credit business area. This change in presentation has no impact on the consolidated balance sheet and does not impact the consolidated statements of operations or cash flows in total. Any effects on net interest margin, other income and provision for losses are not material to the consolidated financial statements.

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

    Loan originations in the second quarter of 2002 were $2.0 billion, down 35 percent from 2001. Loan originations in the first six months of 2002 were $4.1 billion, down 22 percent from 2001. We recently decided to no longer originate certain lines of business in order to manage our growth consistent with our current business plan in addition to applying stricter credit standards for new originations. However, second quarter originations were still about 5 percent below our current plan.

    Sales of finance receivables in the first six months of 2002 and 2001 include the sale of $.3 billion and $1.5 billion, respectively, of finance receivables, on which we recognized gains of $17.4 million and $15.6 million, respectively. These sales are further explained below under "Gain on sale of finance receivables". We also sold $.4 billion of certain other finance receivables in the first six months of 2002, as part of our cash raising arrangements which are explained below under "Special Charges".

    Managed receivables include finance receivables recorded on our consolidated balance sheet and those managed by us but applicable to holders of asset-backed securities sold in securitizations structured in a manner that resulted in gain-on-sale revenue. Average managed receivables decreased to $40.7 billion in the second quarter of 2002, down 8.4 percent from the same period in 2001, and to $41.5 billion in the first six months of 2002, down 7.7 percent from the same period in 2001. The decrease reflects the recent decreases in loan originations described above.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

    Net investment income on finance receivables and other consists of: (i) interest earned on finance receivables; and (ii) interest income on short-term and other investments. Such income increased by 1.9 percent, to $554.5 million, in the second quarter of 2002, and by 1.2 percent, to $1,109.9 million in the first six months of 2002, as compared to the same periods in 2001. At June 30, 2002, on-balance sheet finance receivables increased 4.4 percent to $17.6 billion as compared to June 30, 2001. The weighted average yields earned on finance receivables and other investments were 11.0 percent and 12.1 percent during the second quarters of 2002 and 2001, respectively, and such weighted average yields were 10.9 percent and 12.3 percent during the first six months of 2002 and 2001, respectively. The effect of the increase in average on-balance sheet finance receivables was substantially offset by the decrease in average yield. The average yield decreased due to the decrease in prime interest rates and change in product mix of the portfolio. Future interest earned on finance receivables should increase as our average on-balance sheet finance receivables increase.

    Net investment income on interest-only securities is the income recognized on the interest-only securities we retain after we sell finance receivables. Such income decreased by 69 percent, to $5.1 million, in the second quarter of 2002, and by 68 percent, to $10.0 million in the first six months of 2002, as compared to the same periods in 2001. The decrease is consistent with the change in the average balance of interest-only securities. The weighted average yields earned on interest-only securities were 12.1 percent and 14.1 percent during the first six months of 2002 and 2001, respectively. As a result of the change in the structure of our securitizations, our securitizations are accounted for as secured borrowings and we do not recognize gain-on-sale revenue or additions to interest-only securities from such transactions. Accordingly, future investment income accreted on the interest-only security will decrease, as cash remittances from the prior gain-on-sale securitizations reduce the interest-only security balances. In addition, the balance of the interest-only securities was reduced by $264.8 million during 2001 (of which $41.7 million was incurred in the first six months of 2001) due to impairment charges. Impairment charges are further explained below.

    Gain on sales of finance receivables in the first six months of 2002 resulted from the sale of $.3 billion of finance receivables which generated net gains of $10.2 million and $17.4 million in the three and six months ended June 30, 2002, respectively. In the first six months of 2001, we sold $1.5 billion of receivables including: (i) our $802.3 million vendor services loan portfolio (which was marked-to-market in the fourth quarter of 2000 and no additional gain or loss was recognized in the first six months of 2001); (ii) $568.4 million of high-loan-to-value mortgage loans; and (iii) $96.4 million of other loans. These sales resulted in net gains of $6.7 million and $15.6 million in the three and six months ended June 30, 2001, respectively. The Company entered into a servicing agreement on the high-loan-to-value mortgage loans sold. Pursuant to the servicing agreement, the servicing fees payable to the Company are senior to all other payments of the trust which purchased the loans. The Company also holds a residual interest in certain other cash flows of the trust. The Company did not provide any guarantees with respect to the performance of the loans sold.

    Fee revenue and other income includes servicing income, commissions earned on insurance policies written in conjunction with financing transactions and other income from late fees. Such income decreased by 28 percent, to $63.1 million, in the second quarter of 2002, and by 25 percent, to $131.2 million in the first six months of 2002, as compared to the same periods in 2001. Such decrease is primarily due to decreases in commission income as a result of reduced origination activities and the termination of sales of single premium credit life insurance. In addition, as a result of the change in the structure of our securitizations, we no longer record an asset for servicing rights at the time of our securitizations, nor do we record servicing fee revenue; instead, the entire amount of interest income is recorded as investment income. The amount of servicing income (which is net of the amortization of servicing assets and liabilities) was $19.3 million and $29.6 million in the second quarters of 2002 and 2001, respectively, and $36.2 million and $56.4 million in the first six months of 2002 and 2001, respectively. We expect servicing income to decline in future periods as the managed receivables in these securitizations are paid down.

    Provision for losses increased by 43 percent, to $158.3 million, in the second quarter of 2002, and by 40 percent, to $316.7 million in the first six months of 2002, as compared to the same periods in 2001. These amounts relate to our on-balance sheet receivables. The increase is principally due to an increase in delinquencies which was expected due to the aging of our on-balance sheet portfolio, and to a lesser extent, the increase in loans held on our balance sheet. At June 30, 2002, on-balance sheet finance receivables increased 4.4 percent to $17.6 billion as compared to June 30, 2001. At June 30, 2002 and 2001, the 60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables were 2.31 percent and 1.70 percent, respectively (such delinquency ratio was 2.19 percent at December 31, 2001). Under the portfolio method, we estimate an allowance for credit losses based upon our assessment of current and historical loss experience, loan portfolio trends, the value of collateral, prevailing economic and business conditions, and other relevant factors. Increases in our allowance for credit losses are recognized as expense based on our current assessments of such factors. For loans previously recorded as sales, the anticipated discounted credit losses over the expected life of the loans were reflected through a reduction in the gain-on-sale revenue recorded at the time of securitization or through impairment charges when assessments of estimated losses have changed.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

    Our credit losses as a percentage of related loan balances for our on-balance sheet portfolio have been increasing over the last several quarters (2.14 percent, 2.26 percent, 2.36 percent, 2.53 percent and 2.61 percent for the quarters ended June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively). We believe such increases reflect: (i) the natural increase in delinquencies in some of our products as they age into periods at which we have historically experienced higher delinquencies; (ii) the increase in retail credit receivables which typically experience higher credit losses; (iii) economic factors which have resulted in an increase in defaults; and (iv) a decrease in the manufactured housing recovery rates when repossessed properties are sold given current industry levels of repossessed assets.

    Delinquencies on loans held in our loan portfolio and our ability to recover collateral and mitigate loan losses can be adversely impacted by a variety of factors, many of which are outside our control. When loans are delinquent and the Company forecloses on the loan, its ability to sell collateral to recover or mitigate its losses is subject to the market value of such collateral. In manufactured housing, those values may be affected by the available inventory of manufactured homes on the market, a factor over which we have no control. It is also dependent upon demand for new homes, which is tied to economic factors in the general economy. In addition, repossessed collateral is generally in poor condition, which reduces its value.

    Recently, many consumer lenders have stopped or significantly scaled back their consumer finance operations in the manufactured housing sector. These lenders began to foreclose on collateral pledged to secure loans at a more aggressive rate. The Company is facing increased competition from such lenders in disposing of collateral pledged to secure its loans. Often collateral is in similar forms. There is a limited number of collateral buyers and the exiting consumer lenders may be willing to sell their foreclosed collateral at prices significantly below fair market value. As a result, collateral recovery rates for the Company may fall further, which could have a material adverse effect on the financial position and results of our operations.

    At June 30, 2002, the Company had a total of 17,970 unsold manufactured housing properties (11,679 of which relate to our off-balance sheet securitizations) in repossession, compared to 13,607 properties (10,133 of which relate to our off-balance sheet securitizations) at June 30, 2001. We reduce the value of repossessed property to our estimate of net realizable value upon repossession. We liquidated 12,127 managed manufactured housing units at an average loss severity rate (the ratio of the loss realized to the principal balance of the foreclosed loan) of 58 percent in the first six months of 2002 compared to 13,280 units at an average loss severity rate of 57 percent in the first six months of 2001. The loss severity rate related to our on-balance sheet manufactured housing portfolio was 51 percent in the first six months of 2002, compared to 48 percent in the first six months of 2001. We believe the higher average severity rate in 2002 related to our on-balance sheet manufactured housing portfolio is consistent with the aging of such portfolio. The higher industry levels of repossessed manufactured homes which we believe existed in the marketplace at June 30, 2002, may adversely affect recovery rates, specifically wholesale severity, as other lenders (including lenders who have exited the manufactured home lending business) have acted to more quickly dispose of repossessed manufactured housing inventory. Additionally, the higher level of repossessed inventory that currently exists in the marketplace may make it more difficult for us to liquidate our inventory at or near historical recovery rates. In order to maintain recovery levels, we may decide to hold inventory longer, potentially causing our repossessed inventory level to temporarily grow. We believe that our severity rates are positively impacted by our use of retail channels to dispose of repossessed inventory (where the repossessed units are sold through: (i) Company-owned sales lots; or (ii) our dealer network); thus, we rely less on the wholesale channel (through which recovery rates are typically lower). We intend to continue to focus on the retail channel in an effort to maximize our recovery rates.

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

    Due to the prevailing economic conditions in 2001 and 2002, the Company increased the use of the aforementioned mitigation policies. Based on past experience, we believe these policies will reduce the ultimate losses we recognize. If we apply loss mitigation policies, we generally reflect the customer's delinquency status as not being past due. Accordingly, the loss mitigation policies favorably impact our delinquency ratios. We attempt to appropriately reserve for the effects of these loss mitigation policies when establishing loan loss reserves. These policies are also considered when we determine the value of our retained interests in securitization trusts (including interest-only securities). Loss mitigation policies were applied to

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

2.7 percent of average managed accounts in the second quarter of 2002, compared to 1.5 percent, 2.9 percent, 3.1 percent and 3.0 percent of average managed accounts during the second, third and fourth quarters of 2001 and the first quarter of 2002, respectively.

    Interest expense decreased by 6.7 percent, to $286.0 million, in the second quarter of 2002, and by 8.4 percent, to $575.5 million in the first six months of 2002, as compared to the same periods in 2001. Such decrease was the net result of: (i) lower average borrowing rates partially offset by (ii) increased borrowings to fund the increased finance receivables. Our average borrowing rate decreased to 6.1 percent in the second quarter of 2002 from 7.3 percent in the second quarter of 2001. Our average borrowing rate during the first six months of 2002 was 6.1 percent compared to 7.4 percent during the first six months of 2001. The decrease in average borrowing rates in 2002 as compared to the same period in 2001 is primarily due to the decrease in the general interest rate environment between periods and the repurchase of our public debt.

    Other operating costs and expenses include the costs associated with servicing our managed receivables, and non-deferrable costs related to originating new loans. Such expenses decreased by 5.9 percent, to $148.0 million, in the second quarter of 2002, and by 5.6 percent, to $302.6 million in the first six months of 2002, as compared to the same periods in 2001. Such costs have decreased as we have begun to realize the benefits from our cost saving initiatives.

    Special charges for the 2002 periods include: (i) the loss of $45.7 million related to the sales of certain finance receivables of $363 million (such assets were sold as part of our cash raising initiatives which generated free cash flow in excess of $150 million in order to meet our debt obligations) and $1.6 million of additional loss related to receivables required to be repurchased from the purchaser of the vendor services receivables pursuant to the repurchase clauses in the agreements; (ii) a $7.0 million fee paid pursuant to amended financing arrangements; and (iii) restructuring and other charges of $2.2 million. Special charges recorded for the 2001 periods include: (i) the loss related to the sale of certain finance receivables of $11.2 million ($2.2 million of which was recognized in the second quarter of 2001); and (ii) severance benefits of $5.0 million. These charges are described in greater detail in the note to the accompanying financial statements entitled "Special Charges".

    Impairment charges represent reductions in the value of our retained interests in securitization trusts (including interest-only securities and servicing rights) recognized as a loss in the statement of operations. We carry interest-only securities at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the receivables sold using current prepayment, default, loss and interest rate assumptions. We consider any potential payments related to the guarantees of certain lower rated securities issued by the securitization trusts in the projected cash flows used to determine the value of our interest-only securities. When declines in value considered to be other than temporary occur, we reduce the amortized cost to estimated fair value and recognize a loss in the statement of operations. The assumptions used to determine new values are based on our internal evaluations. Under current accounting rules (pursuant to EITF 99-20) which we adopted effective July 1, 2000, declines in the value of our interest-only securities are recognized when: (i) the fair value of the security is less than its carrying value; and (ii) the timing and/or amount of cash expected to be received from the security has changed adversely from the previous valuation which determined the carrying value of the security. When both occur, the security is written down to fair value. The assumptions used to determine new values for our interest-only securities are based on our internal evaluations and consultation with external advisors having significant experience in valuing these securities. Although we believe our methodology is reasonable, many of the assumptions and expectations underlying our determination may prove wrong, in which case there may be an adverse effect on our financial results.

    We recognized an impairment charge (net of adjustments to the valuation allowance associated with our servicing rights) of $33.8 million in the second quarter of 2001 for the interest-only securities that were not performing as well as expected based on our previous valuation estimates. Such impairment charge for the first six months of 2001 was $41.7 million.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------


    The credit quality of managed finance receivables was as follows:

                                                                                June 30,       December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of managed finance receivables at period end:
     Manufactured housing....................................................      2.57%            2.45%
     Mortgage services (a)...................................................      1.21             1.23
     Retail credit...........................................................      2.40             3.39
     Consumer finance - closed-end...........................................       .75             1.08
     Floorplan...............................................................      1.17              .58
     Discontinued lines......................................................      2.68             3.50
       Total.................................................................      2.13%            2.10%

Net credit losses incurred during the last twelve months as a percentage of average managed finance receivables during the period:
     Manufactured housing....................................................      2.23%            2.14%
     Mortgage services.......................................................      2.08             1.95
     Retail credit...........................................................      6.40             6.65
     Consumer finance - closed-end...........................................      3.05             2.50
     Floorplan...............................................................      1.21             1.00
     Discontinued lines......................................................      7.30             5.73
       Total.................................................................      2.51%            2.35%

Repossessed collateral inventory as a percentage of managed finance receivables at period end (b):
     Manufactured housing....................................................      2.97%            2.45%
     Mortgage services (c)...................................................      4.67             4.07
     Retail credit...........................................................       .14              .13
     Consumer finance - closed-end...........................................      1.00             1.03
     Floorplan...............................................................      1.32              .69
     Discontinued lines......................................................      1.73             4.20
       Total.................................................................      3.16%            2.68%

    --------------------
    (a) 60-days-and-over delinquencies exclude loans in the process of foreclosure.
    (b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables. We writedown the value of our repossessed inventory to estimated realizable value at the time of repossession.
    (c) Repossessed collateral inventory includes loans in the process of foreclosure.


                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------


    The credit quality of on-balance sheet finance receivables was as follows:

                                                                                June 30,       December 31,
                                                                                  2002             2001
                                                                                  ----             ----
60-days-and-over delinquencies as a percentage of on-balance sheet finance receivables at period end:
     Manufactured housing....................................................      3.44%            3.08%
     Mortgage services (a)...................................................      1.05              .94
     Retail credit...........................................................      2.40             3.39
     Consumer finance - closed-end...........................................       .91             1.33
     Floorplan...............................................................      1.17              .58
     Discontinued lines......................................................      2.16             2.72
       Total.................................................................      2.31%            2.19%

Net credit losses incurred during the last twelve months as a percentage of average on-balance sheet finance receivables during the period:
     Manufactured housing....................................................      2.05%            1.87%
     Mortgage services.......................................................      1.79             1.53
     Retail credit...........................................................      6.40             6.65
     Consumer finance - closed-end...........................................      2.67             2.02
     Floorplan...............................................................      1.21             1.00
     Discontinued lines......................................................      5.64             4.66
       Total.................................................................      2.61%            2.36%

Repossessed collateral inventory as a percentage of on-balance sheet finance receivables at period end (b) (c):
     Manufactured housing....................................................      3.32%            2.41%
     Mortgage services (d)...................................................      4.23             3.50
     Retail credit...........................................................       .14              .13
     Consumer finance - closed-end...........................................      1.12             1.15
     Floorplan...............................................................      1.32              .69
     Discontinued lines......................................................       .35             2.92
       Total.................................................................      3.06%            2.37%

    --------------------
    (a) 60-days-and-over delinquencies exclude loans in the process of foreclosure.
    (b) Ratio of: (1) outstanding loan principal balance related to the repossessed inventory (before writedown) to: (2) total receivables.
    (c) Although the ratio is calculated using the outstanding loan principal balance related to the repossessed inventory, the repossessed inventory is written down to net realizable value at the time of repossession or completed foreclosure.
    (d) Repossessed collateral inventory includes loans in the process of foreclosure.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------


    NEW ACCOUNTING STANDARDS

    See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

    FORWARD-LOOKING STATEMENTS

    All statements, trend analyses and other information contained in this report and elsewhere (such as in filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "projected," "intend," "may," "will," "would," "contemplate," "possible," "attempts," "seeks," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by the forward-looking statements. Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statement include, among other things: (i) general economic conditions and other factors, including prevailing interest rate levels, stock and credit market performance, which may affect (among other things) the Company's ability to sell its products, its ability to make loans and access capital resources and the costs associated therewith, the market value of the Company's investments and the level of defaults and prepayments of loans made by the Company; (ii) the Company's ability to achieve anticipated synergies and levels of operational efficiencies, including from our process excellence initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) performance of our investments; (v) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the finance business; (vii) regulatory changes or actions, including those relating to regulation of financial services; (viii) the outcome of the Company's efforts to sell assets and reduce, refinance or modify indebtedness and the availability and cost of capital in connection with this process; (ix) actions by rating agencies and the effects of past or future actions by these agencies on the Company's business including the impact of recent downgrades; (x) the ultimate outcome of lawsuits filed against the Company; (xi) the outcome and timing of the restructuring of the indebtedness of Conseco; and (xii) the risk factors or uncertainties listed from time to time in the filings of the Company or its parent, Conseco, with the Securities and Exchange Commission; . Other factors and assumptions not identified above are also relevant to the forward-looking statements, and if they prove incorrect, could also cause actual results to differ materially from those projected.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------

PART II - OTHER INFORMATION

    ITEM 1. LITIGATION AND OTHER LEGAL PROCEDINGS.

    Conseco Finance was served with various related lawsuits filed in the United States District Court for the District of Minnesota. These lawsuits were generally filed as purported class actions on behalf of persons or entities who purchased common stock or options to purchase common stock of Conseco Finance during alleged class periods that generally run from July 1995 to January 1998. One action (Florida State Board of Admin. v. Green Tree Financial Corp., et. al, Case No. 98-1162) was brought not on behalf of a class, but by the Florida State Board of Administration, which invests and reinvests retirement funds for the benefit of state employees. In addition to Conseco Finance, certain current and former officers and directors of Conseco Finance are named as defendants in one or more of the lawsuits. Conseco Finance and other defendants obtained an order consolidating the lawsuits seeking class action status into two actions, one of which pertains to a purported class of common stockholders (In re Green Tree Financial Corp. Stock Litig., Case No. 97-2666) and the other of which pertains to a purported class of stock option traders (In re Green Tree Financial Corp. Options Litig., Case No. 97-2679). Plaintiffs in the lawsuits assert claims under Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. In each case, plaintiffs allege that Conseco Finance and the other defendants violated federal securities laws by, among other things, making false and misleading statements about the current state and future prospects of Conseco Finance (particularly with respect to prepayment assumptions and performance of certain loan portfolios of Conseco Finance) which allegedly rendered Conseco Finance's financial statements false and misleading. On August 24, 1999, the United States District Court for the District of Minnesota issued an order dismissing with prejudice all claims alleged in the lawsuits. The plaintiffs subsequently appealed the decision to the U.S. Court of Appeals for the 8th Circuit. A three judge panel issued an opinion on October 25, 2001, reversing the United States District Court's dismissal order and remanding the actions to the United States District Court. Conseco Finance has moved to dismiss the options lawsuit on the grounds that stock option traders lack standing under federal securities law. The motion was argued on May 24, 2002. The motion was denied by order dated July 29, 2002. Pretrial discovery in the option lawsuit was stayed pending disposition of the motion to dismiss but will commence presently. In the other two lawsuits, pretrial discovery commenced in April 2002. The Company believes that the lawsuits are without merit and intends to continue to defend them vigorously. The ultimate outcome of these lawsuits cannot be predicted with certainty.

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

    The Company has been notified that the staff of the U.S. Securities and Exchange Commission has obtained a formal order of investigation in connection with an inquiry that currently appears to relate to the Company's financial reports for the quarters ending December 31, 1998 through December 31, 1999, including the Company's accounting for its interest-only securities and servicing rights. These issues were among those addressed in the Company's write-down and restatement in the spring of 2000, and were the subject of shareholder class action litigation, which has been recently settled. The Company has been and is continuing to cooperate with the SEC staff in this matter.

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


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  (a)    Exhibits

                12   Computation of Ratio of Earnings to Fixed Charges


                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)    Reports on Form 8-K

                None.

                     CONSECO FINANCE CORP. AND SUBSIDIARIES
                              --------------------







                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CONSECO FINANCE CORP.


Dated: August 14, 2002


                                  By:  /s/ Keith A. Anderson
                                      --------------------------------
                                      Keith A. Anderson
                                      Senior Vice President and
                                        Chief Financial Officer (authorized
                                        officer and principal financial officer)